Form 10-Q
period 2020-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2020-08-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2020

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

As of August 1, 2020, the registrant had 26,497,771 outstanding shares of Common Stock, no par value.

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

2009 ESPP:	German American Bancorp, Inc. 2009 Employee Stock Purchase Plan

2009 LTI Plan:	German American Bancorp, Inc. 2009 Long-Term Equity Incentive Plan

2019 ESPP:	German American Bancorp, Inc. 2019 Employee Stock Purchase Plan

2019 LTI Plan:	German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan

ASC:	Accounting Standards Codification

ASU:	Accounting Standards Update

Basel III:	Regulatory capital reforms agreed to by the Basel Committee on Banking Supervision, as reflected in the final rule issued by the FRB and OCC and published in the Federal Register on October 11, 2013

CARES Act:	Coronavirus Aid, Relief and Economic Security Act

CBLR:	Community bank leverage ratio

CECL:	Current expected credit losses

CET1:	Common Equity Tier 1

Citizens First:	Citizens First Corporation

CMO:	Collateralized mortgage obligations

COVID-19:	Novel coronavirus disease 2019 declared, in March 2020, by the World Health Organization as a global pandemic and by the President of the United States as a national emergency

Dodd-Frank Act:	Dodd-Frank Wall Street Reform and Consumer Protection Act

FASB:	Financial Accounting Standards Board

FDIC:	Federal Deposit Insurance Corporation
federal banking

regulators:	The FRB, the OCC, and the FDIC, collectively

FHLB:	Federal Home Loan Bank

FRB:	Board of Governors of the Federal Reserve System

GAAP:	Generally Accepted Accounting Principles in the United States of America

LIBOR:	London Interbank Offered Rate

MBS:	Mortgage-backed securities

NPV:	Net portfolio value

OCC:	Office of the Comptroller of the Currency

PCD:	Purchased with credit deterioration

PCI:	Purchased credit impaired

PPP:	Paycheck Protection Program established under the CARES Act

PPPL Facility:	Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act

SBA:	Small Business Administration

SEC:	Securities and Exchange Commission

TDR:	Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Cash and Due from Banks	$53,081	$59,971
Federal Funds Sold and Other Short-term Investments	225,290	43,913
Cash and Cash Equivalents	278,371	103,884

Interest-bearing Time Deposits with Banks	1,985	1,985
Securities Available-for-Sale, at Fair Value (Amortized Cost $921,890, No Allowance for Credit Losses)	962,270	854,825
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	21,756	17,713

Loans	3,270,934	3,081,973
Less: Unearned Income	(4,587)	(4,882)
Allowance for Credit Losses	(42,431)	(16,278)
Loans, Net	3,223,916	3,060,813

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,368	13,968
Premises, Furniture and Equipment, Net	96,748	96,651
Other Real Estate	425	425
Goodwill	121,956	121,306
Intangible Assets	10,720	12,656
Company Owned Life Insurance	68,533	68,883
Accrued Interest Receivable and Other Assets	50,650	44,210
TOTAL ASSETS	$4,851,051	$4,397,672

LIABILITIES
Non-interest-bearing Demand Deposits	$1,139,928	$832,985
Interest-bearing Demand, Savings, and Money Market Accounts	2,267,092	1,965,640
Time Deposits	572,413	631,396
Total Deposits	3,979,433	3,430,021

FHLB Advances and Other Borrowings	219,700	349,686
Accrued Interest Payable and Other Liabilities	57,244	44,145
TOTAL LIABILITIES	4,256,377	3,823,852

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,497	26,671
Additional Paid-in Capital	274,017	278,954
Retained Earnings	263,011	253,090
Accumulated Other Comprehensive Income	31,149	15,105
TOTAL SHAREHOLDERS’ EQUITY	594,674	573,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,851,051	$4,397,672
End of period shares issued and outstanding	26,497,291	26,671,368

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2020	2019
INTEREST INCOME
Interest and Fees on Loans	$38,080	$35,046
Interest on Federal Funds Sold and Other Short-term Investments	84	85
Interest and Dividends on Securities:
Taxable	2,706	3,555
Non-taxable	2,671	2,350
TOTAL INTEREST INCOME	43,541	41,036

INTEREST EXPENSE
Interest on Deposits	3,743	5,759
Interest on FHLB Advances and Other Borrowings	1,339	1,636
TOTAL INTEREST EXPENSE	5,082	7,395

NET INTEREST INCOME	38,459	33,641
Provision for Credit Losses	5,900	250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	32,559	33,391

NON-INTEREST INCOME
Trust and Investment Product Fees	1,867	1,913
Service Charges on Deposit Accounts	1,365	2,024
Insurance Revenues	1,830	1,929
Company Owned Life Insurance	356	304
Interchange Fee Income	2,476	2,332
Other Operating Income	882	461
Net Gains on Sales of Loans	2,654	1,030
Net Gains on Securities	993	516
TOTAL NON-INTEREST INCOME	12,423	10,509

NON-INTEREST EXPENSE
Salaries and Employee Benefits	15,882	14,117
Occupancy Expense	2,473	2,279
Furniture and Equipment Expense	1,008	933
FDIC Premiums	123	245
Data Processing Fees	1,763	1,803
Professional Fees	1,082	1,174
Advertising and Promotion	882	936
Intangible Amortization	909	802
Other Operating Expenses	3,966	3,329
TOTAL NON-INTEREST EXPENSE	28,088	25,618

Income before Income Taxes	16,894	18,282
Income Tax Expense	2,639	3,011
NET INCOME	$14,255	$15,271

Basic Earnings per Share	$0.54	$0.61
Diluted Earnings per Share	$0.54	$0.61

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2020	2019
INTEREST INCOME
Interest and Fees on Loans	$75,938	$70,165
Interest on Federal Funds Sold and Other Short-term Investments	242	226
Interest and Dividends on Securities:
Taxable	5,816	7,154
Non-taxable	5,116	4,680
TOTAL INTEREST INCOME	87,112	82,225

INTEREST EXPENSE
Interest on Deposits	9,400	11,175
Interest on FHLB Advances and Other Borrowings	2,997	3,818
TOTAL INTEREST EXPENSE	12,397	14,993

NET INTEREST INCOME	74,715	67,232
Provision for Credit Losses	11,050	925
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	63,665	66,307

NON-INTEREST INCOME
Trust and Investment Product Fees	3,898	3,480
Service Charges on Deposit Accounts	3,602	3,924
Insurance Revenues	5,059	5,134
Company Owned Life Insurance	1,578	1,188
Interchange Fee Income	4,958	4,427
Other Operating Income	1,309	1,332
Net Gains on Sales of Loans	4,517	2,011
Net Gains on Securities	1,583	671
TOTAL NON-INTEREST INCOME	26,504	22,167

NON-INTEREST EXPENSE
Salaries and Employee Benefits	33,282	29,161
Occupancy Expense	5,043	4,570
Furniture and Equipment Expense	2,019	1,861
FDIC Premiums	123	533
Data Processing Fees	3,449	3,386
Professional Fees	2,166	2,501
Advertising and Promotion	1,953	1,806
Intangible Amortization	1,869	1,645
Other Operating Expenses	8,512	6,914
TOTAL NON-INTEREST EXPENSE	58,416	52,377

Income before Income Taxes	31,753	36,097
Income Tax Expense	5,026	5,759
NET INCOME	$26,727	$30,338

Basic Earnings per Share	$1.01	$1.21
Diluted Earnings per Share	$1.01	$1.21

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2020	2019

NET INCOME	$14,255	$15,271

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	4,509	11,838
Reclassification Adjustment for Gains Included in Net Income	(993)	(516)
Tax Effect	(727)	(2,431)
Net of Tax	2,789	8,891

Total Other Comprehensive Income	2,789	8,891

COMPREHENSIVE INCOME	$17,044	$24,162

	Six Months Ended June 30,
	2020	2019

NET INCOME	$26,727	$30,338

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	21,988	24,039
Reclassification Adjustment for Gains Included in Net Income	(1,583)	(671)
Tax Effect	(4,361)	(5,063)
Net of Tax	16,044	18,305

Total Other Comprehensive Income (Loss)	16,044	18,305

COMPREHENSIVE INCOME	$42,771	$48,643

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)				(6,717)		(6,717)
Balances, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103

Net Income				12,472		12,472
Other Comprehensive Income					13,255	13,255
Cash Dividends ($0.19 per share)				(5,065)		(5,065)
Issuance of Common Stock for:
Restricted Share Grants	41,752	42	228			270
Stock Repurchase	(173,089)	(173)	(4,322)			(4,495)

Balances, March 31, 2020	26,540,031	$26,540	$274,860	$253,780	$28,360	$583,540

Net Income				14,255		14,255
Other Comprehensive Income					2,789	2,789
Cash Dividends ($0.19 per share)				(5,024)		(5,024)
Issuance of Common Stock for:
Restricted Share Grants	1,426	1	281			282
Stock Repurchase	(44,166)	(44)	(1,124)			(1,168)

Balances, June 30, 2020	26,497,291	$26,497	$274,017	$263,011	$31,149	$594,674

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

Net Income				15,067		15,067
Other Comprehensive Income					9,414	9,414
Cash Dividends ($0.17 per share)				(4,245)		(4,245)
Issuance of Common Stock for:
Restricted Share Grants	24,780	25	286			311

Balances, March 31, 2019	24,992,238	$24,992	$229,633	$222,246	$2,316	$479,187

Net Income				15,271		15,271
Other Comprehensive Income					8,891	8,891
Cash Dividends ($0.17 per share)				(4,248)		(4,248)
Issuance of Common Stock for:
Restricted Share Grants			310			310

Balances, June 30, 2019	24,992,238	$24,992	$229,943	$233,269	$11,207	$499,411

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$26,727	$30,338
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,432	1,784
Depreciation and Amortization	4,708	4,073
Loans Originated for Sale	(140,767)	(78,128)
Proceeds from Sales of Loans Held-for-Sale	140,221	70,003
Provision for Credit Losses	11,050	925
Gain on Sale of Loans, net	(4,517)	(2,011)
Gain on Securities, net	(1,583)	(671)
Gain on Sales of Other Real Estate and Repossessed Assets	(48)	—
Loss on Disposition and Donation of Premises and Equipment	128	—
Gain on Disposition of Land	(19)	(262)
Increase in Cash Surrender Value of Company Owned Life Insurance	(732)	(659)
Equity Based Compensation	552	621
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(5,494)	(14,718)
Interest Payable and Other Liabilities	10,054	1,584
Net Cash from Operating Activities	42,712	12,879

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	78,832	45,980
Proceeds from Sales of Securities Available-for-Sale	63,424	22,274
Purchase of Securities Available-for-Sale	(230,144)	(74,078)
Proceeds from Redemption of Federal Home Loan Bank Stock	600	—
Purchase of Loans	—	(521)
Loans Made to Customers, net of Payments Received	(183,189)	10,335
Proceeds from Sales of Other Real Estate	316	359
Property and Equipment Expenditures	(3,383)	(3,172)
Proceeds from Sale of Land	426	722
Proceeds from Life Insurance	1,082	1,019
Net Cash from Investing Activities	(272,036)	2,918

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	549,686	56,707
Change in Short-term Borrowings	(94,538)	(107,456)
Advances in Long-term Debt	—	65,000
Repayments of Long-term Debt	(35,585)	(28,098)
Retirement of Common Stock	(5,663)	—
Dividends Paid	(10,089)	(8,493)
Net Cash from Financing Activities	403,811	(22,340)

Net Change in Cash and Cash Equivalents	174,487	(6,543)
Cash and Cash Equivalents at Beginning of Year	103,884	96,550
Cash and Cash Equivalents at End of Period	$278,371	$90,007

Cash Paid During the Period for
Interest	$12,042	$14,891
Income Taxes	23	4,525

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$—	$708
Right of Use Asset Obtained in Exchange for Lease Liabilities	249	9,034
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Impact of COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. While many states have lifted quarantine and lock-down orders on a limited basis and with certain social distancing restrictions, commercial activity has not yet returned to the levels existing prior to the pandemic outbreak. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.
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

Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The new CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)

supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgement with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses.

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
June 30, 2020
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $14,726 at June 30, 2020 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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
June 30, 2020
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
June 30, 2020
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
June 30, 2020
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

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2020	2019
Basic Earnings per Share:
Net Income	$14,255	$15,271
Weighted Average Shares Outstanding	26,502,731	24,992,238
Basic Earnings per Share	$0.54	$0.61

Diluted Earnings per Share:
Net Income	$14,255	$15,271

Weighted Average Shares Outstanding	26,502,731	24,992,238
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,502,731	24,992,238
Diluted Earnings per Share	$0.54	$0.61

For the three months ended June 30, 2020 and 2019, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2020	2019
Basic Earnings per Share:
Net Income	$26,727	$30,338
Weighted Average Shares Outstanding	26,583,167	24,982,107
Basic Earnings per Share	$1.01	$1.21

Diluted Earnings per Share:
Net Income	$26,727	$30,338

Weighted Average Shares Outstanding	26,583,167	24,982,107
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,583,167	24,982,107
Diluted Earnings per Share	$1.01	$1.21

For the six months ended June 30, 2020 and 2019, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

June 30, 2020
Obligations of State and Political Subdivisions	$387,562	$24,612	$(57)	$—	$412,117
MBS/CMO	534,328	15,894	(69)	—	550,153
Total	$921,890	$40,506	$(126)	$—	$962,270

December 31, 2019
Obligations of State and Political Subdivisions	$307,943	$16,366	$(9)	$—	$324,300
MBS/CMO	526,907	5,414	(1,796)	—	530,525
Total	$834,850	$21,780	$(1,805)	$—	$854,825

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of Securities at June 30, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$4,450	$4,464
Due after one year through five years	18,499	19,149
Due after five years through ten years	65,930	70,284
Due after ten years	298,683	318,220
MBS/CMO	534,328	550,153
Total	$921,890	$962,270

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019

Proceeds from Sales	$52,435	$10,459
Gross Gains on Sales	993	516
Income Taxes on Gross Gains	209	108

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Proceeds from Sales	$63,424	$22,274
Gross Gains on Sales	1,583	671
Income Taxes on Gross Gains	336	141
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $241,349 and $245,664 as of June 30, 2020 and December 31, 2019, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

Below is a summary of securities with unrealized losses as of June 30, 2020 and December 31, 2019, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,881	$(57)	$—	$—	$13,881	$(57)
MBS/CMO	32,126	(69)	—	—	32,126	(69)
Total	$46,007	$(126)	$—	$—	$46,007	$(126)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$4,631	$(9)	$—	$—	$4,631	$(9)
MBS/CMO	89,267	(241)	155,989	(1,555)	245,256	(1,796)
Total	$93,898	$(250)	$155,989	$(1,555)	$249,887	$(1,805)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2020. Accrued interest receivable on available-for-sale debt securities totaled $4,720 at June 30, 2020 and is excluded from the estimate of credit losses.

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2020 and December 31, 2019. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2020, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $110.3 million at June 30, 2020 and $102.4 million at December 31, 2019. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$110,341	$10,207	$102,351	$2,607

Included in Other Liabilities:
Interest Rate Swaps	$110,341	$10,929	$102,351	$2,829

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Rate Swaps:
Included in Other Operating Income	$46	$(132)	$(234)	$(206)

NOTE 6 – Loans

Loans at June 30, 2020 were as follows:

	June 30, 2020	December 31, 2019
Commercial:
Commercial and Industrial Loans	$795,688	$532,501
Commercial Real Estate Loans	1,473,234	1,495,862
Agricultural Loans	373,483	384,526
Leases	56,728	57,257
Retail:
Home Equity Loans	216,366	225,755
Consumer Loans	64,972	69,264
Credit Cards	10,217	11,953
Residential Mortgage Loans	280,246	304,855

Subtotal	3,270,934	3,081,973
Less: Unearned Income	(4,587)	(4,882)
Allowance for credit losses	(42,431)	(16,278)
Loans, net	$3,223,916	$3,060,813

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government. The Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Bank has $349,546 in loans under this program, all of which are included above in the Commercial and Industrial Loan category.

Allowance for Credit Losses for Loans

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2020:

June 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$8,814	$17,310	$6,485	$172	$455	$977	$124	$2,304	$—	$36,641
Provision for credit loss expense	(31)	5,049	545	30	109	85	26	87	—	5,900
Loans charged-off	—	—	—	—	(144)	—	(25)	(31)	—	(200)
Recoveries collected	4	10	—	—	76	—	—	—	—	90
Total ending allowance balance	$8,787	$22,369	$7,030	$202	$496	$1,062	$125	$2,360	$—	$42,431

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2020:

June 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision for credit loss expense	(166)	10,215	149	97	314	65	60	316	—	11,050
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans charged-off	(296)	—	—	—	(381)	—	(60)	(31)	—	(768)
Recoveries collected	14	14	—	—	188	—	1	1	—	218
Total ending allowance balance	$8,787	$22,369	$7,030	$202	$496	$1,062	$125	$2,360	$—	$42,431

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
For the six months ended June 30, 2020, the allowance for credit losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have begun to recognize significant declines in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. Based on the potential increased losses related to the economic impact of the COVID-19 pandemic, the bank has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of June 30, 2020:

June 30, 2020	Non-Accrual With No Allowance for Credit Loss	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$61	$7,194	$354
Commercial Real Estate Loans	259	4,540	—
Agricultural Loans	2,082	2,715	2,594
Leases	—	—	—
Home Equity Loans	209	258	—
Consumer Loans	62	114	—
Credit Cards	191	191	—
Residential Mortgage Loans	988	1,171	—
Total	$3,852	$16,183	$2,948

Interest income on non-accrual loans recognized during the three and six months ended June 30, 2020 totaled $13 and $16, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2020:

June 30, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,311	$940	$744	$965	$7,960
Commercial Real Estate Loans	8,937	—	—	1,667	10,604
Agricultural Loans	3,125	—	—	3	3,128
Leases	—	—	—	—	—
Home Equity Loans	464	—	—	—	464
Consumer Loans	41	4	—	10	55
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	943	—	—	—	943
Total	$18,821	$944	$744	$2,645	$23,154

The following table presents the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2020:

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$238	$171	$5,126	$5,535	$790,153	$795,688
Commercial Real Estate Loans	169	37	1,126	1,332	1,471,902	1,473,234
Agricultural Loans	927	89	2,594	3,610	369,873	373,483
Leases	—	—	—	—	56,728	56,728
Home Equity Loans	539	87	258	884	215,482	216,366
Consumer Loans	608	11	91	710	64,262	64,972
Credit Cards	70	34	191	295	9,922	10,217
Residential Mortgage Loans	3,279	1,476	985	5,740	274,506	280,246
Total	$5,830	$1,905	$10,371	$18,106	$3,252,828	$3,270,934

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

As of June 30, 2020, the Company had troubled debt restructurings totaling $114. The Company has no specific allocation of allowance for these loans at June 30, 2020.

The Company had not committed to lending any additional amounts as of June 30, 2020 and December 31, 2019 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ended June 30, 2020 and 2019, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2020 and 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

As of June 30, 2020, the following payment modifications have been made:

Type of Loans	Number of Loans	Loan Balance	% of Loan Type (excludes PPP Loans)
(dollars in thousands)
Commercial & Industrial Loans	257	$54,300	10.8%
Commercial Real Estate Loans	392	224,664	15.3%
Agricultural Loans	8	1,175	0.3%
Consumer Loans	80	1,115	0.4%
Residential Mortgage Loans	110	23,103	8.2%
Total	847	$304,357	10.4%

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$369,836	$103,058	$55,284	$39,975	$26,295	$60,942	$110,480	$765,870
Special Mention	53	363	1,354	2,211	185	1,859	2,470	8,495
Substandard	1,980	—	1,393	1,427	1,164	7,396	7,963	21,323
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$371,869	$103,421	$58,031	$43,613	$27,644	$70,197	$120,913	$795,688

Commercial Real Estate:
Risk Rating
Pass	$141,956	$243,084	$219,374	$227,575	$202,118	$357,949	$35,066	$1,427,122
Special Mention	207	2,936	4,209	4,134	2,042	17,108	1,034	31,670
Substandard	—	403	2,212	1,915	1,348	8,564	—	14,442
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$142,163	$246,423	$225,795	$233,624	$205,508	$383,621	$36,100	$1,473,234

Agricultural:
Risk Rating
Pass	$26,853	$30,206	$36,271	$36,205	$24,406	$72,472	$76,836	$303,249
Special Mention	5,318	6,853	2,262	8,137	2,351	16,228	15,694	56,843
Substandard	598	162	393	1,309	4,504	6,245	180	13,391
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$32,769	$37,221	$38,926	$45,651	$31,261	$94,945	$92,710	$373,483

Leases:
Risk Rating
Pass	$9,796	$21,094	$11,110	$6,944	$2,892	$4,892	$—	$56,728
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$9,796	$21,094	$11,110	$6,944	$2,892	$4,892	$—	$56,728

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$15,307	$28,274	$11,631	$3,624	$1,690	$2,718	$1,614	$64,858
Nonperforming	—	10	—	2	3	68	31	114
Total Consumer Loans	$15,307	$28,284	$11,631	$3,626	$1,693	$2,786	$1,645	$64,972

Home Equity:
Payment performance
Performing	$—	$—	$34	$46	$70	$394	$215,564	$216,108
Nonperforming	—	—	—	—	—	—	258	258
Total Home Equity Loans	$—	$—	$34	$46	$70	$394	$215,822	$216,366

Residential Mortgage:
Payment performance
Performing	$19,294	$29,331	$40,343	$36,049	$32,247	$121,812	$—	$279,076
Nonperforming	—	—	—	—	162	1,008	—	1,170
Total Residential Mortgage Loans	$19,294	$29,331	$40,343	$36,049	$32,409	$122,820	$—	$280,246

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

As of June 30, 2020	Credit Cards

Performing	$10,026
Nonperforming	191

Total	$10,217

The following table presents loans purchased and/or sold during the year by portfolio segment:

June 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	524	—	—	—	—	—	—	524

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Allowance for Loan Losses

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ended June 30, 2019:

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

The following table presents the activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2019:

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The following table presents the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended June 30, 2019:

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

The following table presents the average balance and related interest income of loans individually evaluated for impairment by class of loans for the six month period ended June 30, 2019:

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
June 30, 2020
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
June 30, 2020
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

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $73,199 and $39,425 as of June 30, 2020 and December 31, 2019, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 74 banking offices at June 30, 2020. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The trust and investment advisory services segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2020
Net Interest Income	$39,157	$4	$3	$(705)	$38,459
Net Gains on Sales of Loans	2,654	—	—	—	2,654
Net Gains on Securities	993	—	—	—	993
Trust and Investment Product Fees	—	1,867	—	—	1,867
Insurance Revenues	2	10	1,818	—	1,830
Noncash Items:
Provision for Credit Losses	5,900	—	—	—	5,900
Depreciation and Amortization	2,268	1	17	81	2,367
Income Tax Expense (Benefit)	3,126	111	40	(638)	2,639
Segment Profit (Loss)	14,098	336	127	(306)	14,255
Segment Assets at June 30, 2020	4,838,682	4,124	10,612	(2,367)	4,851,051

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2019
Net Interest Income	$34,182	$4	$4	$(549)	$33,641
Net Gains on Sales of Loans	1,030	—	—	—	1,030
Net Gains on Securities	516	—	—	—	516
Trust and Investment Product Fees	1	1,912	—	—	1,913
Insurance Revenues	4	4	1,921	—	1,929
Noncash Items:
Provision for Loan Losses	250	—	—	—	250
Depreciation and Amortization	1,976	2	21	64	2,063
Income Tax Expense (Benefit)	3,437	128	50	(604)	3,011
Segment Profit (Loss)	15,068	372	147	(316)	15,271
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2020
Net Interest Income	$76,109	$8	$7	$(1,409)	$74,715
Net Gains on Sales of Loans	4,517	—	—	—	4,517
Net Gains on Securities	1,583	—	—	—	1,583
Trust and Investment Product Fees	1	3,897	—	—	3,898
Insurance Revenues	5	11	5,043	—	5,059
Noncash Items:
Provision for Loan Losses	11,050	—	—	—	11,050
Depreciation and Amortization	4,511	2	34	161	4,708
Income Tax Expense (Benefit)	5,367	228	400	(969)	5,026
Segment Profit (Loss)	25,945	670	1,221	(1,109)	26,727
Segment Assets at June 30, 2020	4,838,682	4,124	10,612	(2,367)	4,851,051

	Core Banking	Trust and Investment Advisory Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2019
Net Interest Income	$68,317	$6	$9	$(1,100)	$67,232
Net Gains on Sales of Loans	2,011	—	—	—	2,011
Net Gains on Securities	671	—	—	—	671
Trust and Investment Product Fees	2	3,478	—	—	3,480
Insurance Revenues	7	25	5,102	—	5,134
Noncash Items:
Provision for Loan Losses	925	—	—	—	925
Depreciation and Amortization	3,903	3	39	128	4,073
Income Tax Expense (Benefit)	6,092	204	407	(944)	5,759
Segment Profit (Loss)	29,567	587	1,237	(1,053)	30,338
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

NOTE 9 – Stock Repurchase Plan

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company has repurchased 217,255 shares of common stock under the 2020 plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

For the three and six months ended June 30, 2020 and 2019, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2020 and 2019.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. Beginning in 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.3% each. Beginning in 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and six months ended June 30, 2020, the Company awarded grants of 1,426 and 43,178 of restricted stock, respectively. During the six months ended June 30, 2019, the Company granted awards of 24,780 of restricted stock. No awards were granted during the three months ended June 30, 2019. Total unvested restricted stock awards at June 30, 2020 and December 31, 2019 were 86,457 and 43,279, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2020	2019

Restricted Stock Expense	$282	$311
Cash Entitlement Expense	244	152
Tax Effect	(131)	(120)
Net of Tax	$395	$343

	Six Months Ended June 30,
	2020	2019

Restricted Stock Expense	$552	$622
Cash Entitlement Expense	488	302
Tax Effect	(259)	(240)
Net of Tax	$781	$684

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,535 and $2,463 as of June 30, 2020 and 2019, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

For the three months ended June 30, 2020, the Company recorded $3 of expense, $2 net of tax, for the employee stock purchase plan. For the six months ended June 30, 2020, the Company recorded $19 of expense, $14 net of tax, for the employee stock purchase plan. As an annual plan, the expense for the 2009 ESPP was recorded in the third quarter of each year. There was no expense recorded for the employee stock purchase plan during the three and six months ended June 30, 2019. There was no unrecognized compensation expense as of June 30, 2020 and 2019 for the employee stock purchase plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2020, the Company held $2.5 million in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$409,622	$2,495	$412,117
MBS/CMO	—	550,153	—	550,153
Total Securities	$—	$959,775	$2,495	$962,270

Loans Held-for-Sale	$—	$21,756	$—	$21,756

Derivative Assets	$—	$10,207	$—	$10,207

Derivative Liabilities	$—	$10,929	$—	$10,929

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$320,279	$4,021	$324,300
MBS/CMO	—	530,525	—	530,525
Total Securities	$—	$850,804	$4,021	$854,825

Loans Held-for-Sale	$—	$17,713	$—	$17,713

Derivative Assets	$—	$2,607	$—	$2,607

Derivative Liabilities	$—	$2,829	$—	$2,829

As of June 30, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2020	December 31, 2019

Aggregate Fair Value	$21,756	$17,713
Contractual Balance	21,324	17,378
Gain (Loss)	432	335

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2020 were $92 and $97, respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2019 were $93 and $227, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	Obligations of State and Political Subdivisions
	2020	2019

Balance of Recurring Level 3 Assets at April 1	$3,482	$4,512
Total Gains or Losses Included in Other Comprehensive Income	(7)	(6)
Maturities / Calls	(980)	—
Purchases	—	—
Balance of Recurring Level 3 Assets at June 30	$2,495	$4,506

	Obligations of State and Political Subdivisions
	2020	2019

Balance of Recurring Level 3 Assets at January 1	$4,021	$4,991
Total Gains or Losses Included in Other Comprehensive Income	(23)	(15)
Maturities / Calls	(1,503)	(470)
Purchases	—	—
Balance of Recurring Level 3 Assets at June 30	$2,495	$4,506
Of the total gain/loss included in earnings for the three and six months ended June 30, 2020 and 2019, ($7) and ($23) was attributable to other changes in fair value, respectively. Of the total gain/loss included in earnings for the three and six months ended June 30, 2019, ($6) and ($15) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,686	$2,686
Commercial Real Estate Loans	$—	$—	$4,942	$4,942
Agricultural Loans	$—	$—	$576	$576
Consumer Loans	$—	$—	$23	$23
Home Equity Loans	$—	$—	$367	$367
Residential Mortgage Loans	$—	$—	$93	$93

Fair value for collateral dependent loans, had a carrying amount of $17,000 with a valuation allowance of $8,313, resulting in a decrease to the provision for credit losses of $163 for the three months ended June 30, 2020 and an increase to the provision for credit losses of $1,686 for the six months ended June 30, 2020.

As discussed in Note 2 - Recent Accounting Pronouncements, the Company adopted ASC 326 on January 1, 2020. The table below is based upon previously applicable GAAP.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

There was no Other Real Estate carried at fair value less costs to sell at June 30, 2020. No charge to earnings was included in the three or six months ended June 30, 2020 and 2019. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2019. No charge to earnings was included in the year ended December 31, 2019.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019:

June 30, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,686	Sales comparison approach	Adjustment for physical condition of comparable properties sold	26%-100% (65%)
Individual Analyzed Loans - Commercial Real Estate Loans	$4,942	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (52%)
Individual Analyzed Loans - Agricultural Loans	$576	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (64%)
Individual Analyzed Loans - Consumer Loans	$23	Sales comparison approach	Adjustment for physical condition of comparable properties sold	49%-100% (57%)
Individual Analyzed Loans - Home Equity Loans	$367	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9%-100% (18%)
Individual Analyzed Loans - Residential Mortgage Loans	$93	Sales comparison approach	Adjustment for physical condition of comparable properties sold	5%-90% (57%)

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,109	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29%-100% (64%)
Impaired Loans - Commercial Real Estate Loans	$493	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47%-91% (64%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2020 and December 31, 2019. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below for June 30, 2020 and December 31, 2019, present the fair values measured using an exit price notion.

		Fair Value Measurements at June 30, 2020 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$278,371	$53,081	$225,290	$—	$278,371
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	3,215,229	—	—	3,229,626	3,229,626
Accrued Interest Receivable	19,647	—	4,871	14,776	19,647
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(3,407,020)	(3,407,020)	—	—	(3,407,020)
Time Deposits	(572,413)	—	(573,674)	—	(573,674)
Short-term Borrowings	(73,199)	—	(73,199)	—	(73,199)
Long-term Debt	(146,501)	—	(93,981)	(55,378)	(149,359)
Accrued Interest Payable	(2,087)	—	(2,038)	(49)	(2,087)

		Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$103,884	$59,971	$43,913	$—	$103,884
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	3,058,211	—	—	3,056,521	3,056,521
Accrued Interest Receivable	18,425	—	4,400	14,025	18,425
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,798,625)	(2,798,625)	—	—	(2,798,625)
Time Deposits	(631,396)	—	(624,666)	—	(624,666)
Short-term Borrowings	(167,736)	(128,311)	(39,425)	—	(167,736)
Long-term Debt	(181,950)	—	(127,174)	(55,234)	(182,408)
Accrued Interest Payable	(2,442)	—	(2,376)	(66)	(2,442)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019, net of tax:

June 30, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2020	$28,928	$(568)	$28,360
Other Comprehensive Income (Loss) Before Reclassification	3,573	—	3,573
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(784)	—	(784)
Net Current Period Other Comprehensive Income (Loss)	2,789	—	2,789
Ending Balance at June 30, 2020	$31,717	$(568)	$31,149

June 30, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2020	$15,673	$(568)	$15,105
Other Comprehensive Income (Loss) Before Reclassification	17,291	—	17,291
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,247)	—	(1,247)
Net Current Period Other Comprehensive Income (Loss)	16,044	—	16,044
Ending Balance at June 30, 2020	$31,717	$(568)	$31,149

June 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2019	$2,655	$(339)	$2,316
Other Comprehensive Income (Loss) Before Reclassification	9,299	—	9,299
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(408)	—	(408)
Net Current Period Other Comprehensive Income (Loss)	8,891	—	8,891
Ending Balance at June 30, 2019	$11,546	$(339)	$11,207

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$993	Net Gains on Securities
	(209)	Income Tax Expense
	784	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2020	$784

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$1,583	Net Gains on Securities
	(336)	Income Tax Expense
	1,247	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2020	$1,247

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

NOTE 13 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three and six months ended June 30, 2020 and 2019. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2020	2019
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,867	$1,913
Service Charges on Deposit Accounts	1,365	2,024
Insurance Revenues	1,830	1,929
Interchange Fee Income	2,476	2,332
Other Operating Income	554	481
Non-interest Income (in-scope of Topic 606)	8,092	8,679
Non-interest Income (out-of-scope of Topic 606)	4,331	1,830
Total Non-interest Income	$12,423	$10,509

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Six Months Ended
	June 30,
Non-interest Income	2020	2019
In-Scope of Topic 606:
Trust and Investment Product Fees	$3,898	$3,480
Service Charges on Deposit Accounts	3,602	3,924
Insurance Revenues	5,059	5,134
Interchange Fee Income	4,958	4,427
Other Operating Income	1,074	930
Non-interest Income (in-scope of Topic 606)	18,591	17,895
Non-interest Income (out-of-scope of Topic 606)	7,913	4,272
Total Non-interest Income	$26,504	$22,167

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense for the three months ended June 30, were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2020	June 30, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$53	$52
Interest on Lease Liabilities	91	95
Operating Lease Cost	453	360
Short-term Lease Cost	9	15
Total Lease Cost	$606	$522

The components of lease expense for the six months ended June 30, were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$105	$104
Interest on Lease Liabilities	183	191
Operating Lease Cost	906	720
Short-term Lease Cost	34	30
Total Lease Cost	$1,228	$1,045

The weighted average lease term and discount rates were as follows:

	June 30, 2020	June 30, 2019

Weighted Average Remaining Lease Term:
Finance Leases	12 years	13 years
Operating Leases	8 years	9 years

Weighted Average Discount Rate:
Finance Leases	11.48%	11.49%
Operating Leases	3.16%	3.44%

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	June 30, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,383	$2,593
Other Borrowings	3,305	3,453

Operating Leases
Operating Lease Right-of-Use Assets	$8,955	$8,464
Operating Lease Liabilities	9,041	8,498

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$183	$191
Operating Cash Flows from Operating Leases	853	687
Financing Cash Flows from Finance Leases	61	53

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2020
	Finance Leases	Operating Leases

Year 1	$519	$1,643
Year 2	519	1,425
Year 3	519	1,322
Year 4	519	1,154
Year 5	519	1,005
Thereafter	3,213	3,850
Total Lease Payments	5,808	10,399
Less Imputed Interest	(2,503)	(1,358)
Total	$3,305	$9,041

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

In accordance with ASC 805, the Company has expensed approximately $3.3 million of direct acquisition costs and recorded $17.7 million of goodwill and $4.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $17.7 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the Citizens First acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

Consideration
Cash for Options and Fractional Shares	$216
Cash Consideration	15,294
Equity Instruments	50,118

Fair Value of Total Consideration Transferred	$65,628

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$21,055
Interest-bearing Time Deposits with Banks	2,231
Securities	43,839
Loans	356,970
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	2,065
Premises, Furniture & Equipment	10,772
Other Real Estate	—
Intangible Assets	4,547
Company Owned Life Insurance	8,796
Accrued Interest Receivable and Other Assets	3,863
Deposits - Non-interest Bearing	(52,521)
Deposits - Interest Bearing	(318,966)
FHLB Advances and Other Borrowings	(31,068)
Accrued Interest Payable and Other Liabilities	(3,694)

Total Identifiable Net Assets	$47,889

Goodwill	$17,739

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

include non-impaired loans and customer receivables with a fair value of $349.9 million and unpaid principal of $353.3 million on the date of acquisition.

The following table presents unaudited pro forma information as if the acquisition had occured on January 1, 2019 after giving effect to certain adjustments. The unaudited pro forma information for the three and six months ended June 30, 2019 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Unaudited Three Months Ended 6/30/2020	Unaudited Pro Forma Three Months Ended 6/30/2019
Net Interest Income	$38,459	$38,053
Non-interest Income	12,423	11,478
Total Revenue	50,882	49,531
Provision for Loan Losses Expense	5,900	1,150
Non-interest Expense	28,088	29,109
Income Before Income Taxes	16,894	19,272
Income Tax Expense	2,639	3,394
Net Income	$14,255	$15,878
Earnings Per Share and Diluted Earnings Per Share	$0.54	$0.60

The above unaudited financial information includes approximately $1,226 of net income and $3,959 of total revenue related to the operations of Citizens First during the three months ended June 30, 2020.

	Unaudited Six Months Ended 6/30/2020	Unaudited Pro Forma Six Months Ended 6/30/2019
Net Interest Income	$74,715	$76,192
Non-interest Income	26,504	23,981
Total Revenue	101,219	100,173
Provision for Loan Losses Expense	11,050	1,825
Non-interest Expense	58,416	59,532
Income Before Income Taxes	31,753	38,816
Income Tax Expense	5,026	6,439
Net Income	$26,727	$32,377
Earnings Per Share and Diluted Earnings Per Share	$1.01	$1.13
The above unaudited financial information includes approximately $2,530 of net income and $7,938 of total revenue related to the operations of Citizens First during the six months ended June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 73 banking offices in 20 contiguous southern Indiana counties and eight Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2020 and December 31, 2019 and the consolidated results of operations for the three and six months ended June 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNIFICANT BUSINESS DEVELOPMENTS RELATING TO COVID-19
Impact of COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. While many states have lifted quarantine and lock-down orders on a limited basis and with certain social distancing restrictions, commercial activity has not yet returned to the levels existing prior to the pandemic outbreak. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.
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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act.  For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1%. The Bank is actively participating in assisting its customers with applications for resources through the program. The Company anticipates that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Bank has committed approximately $349.5 million, on 2,998 loan relationships, under this program with processing fees estimated to total approximately $12.6 million ($12.0 million net of processing costs). Under the terms of the PPP program, the loans are fully guaranteed by the U.S. government.
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
Loan Modifications and Troubled Debt Restructurings
On April 7, 2020, the FRB, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met.
In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with the recently issued regulatory guidance, the Company has made short-term loan modifications involving both interest-only and full payment deferrals. As of June 30, 2020 the following payment modifications have been made:

Type of Loans	Number of Loans	Loan Balance	% of Loan Type (excludes PPP Loans)
(dollars in thousands)
Commercial & Industrial Loans	257	$54,300	10.8%
Commercial Real Estate Loans	392	224,664	15.3%
Agricultural Loans	8	1,175	0.3%
Consumer Loans	80	1,115	0.4%
Residential Mortgage Loans	110	23,103	8.2%
Total	847	$304,357	10.4%

To date, the Company has not experienced significant customer requests for additional loan modifications, within the commercial and industrial loan and commercial real estate loan portfolios, after the initial short-term modifications granted for those customers during the second quarter of 2020.

Lending Exposure to Potentially Impacted Industry Segments
The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company has initially identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders and travel restrictions. At June 30, 2020, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment	Number of Loans	Outstanding Balance	% of Total Loans
(dollars in thousands)
Lodging / Hotels	51	$130,112	4.0%
Student Housing	107	94,226	2.9%
Retail Shopping / Strip Centers	61	93,172	2.9%
Restaurants	190	50,724	1.6%

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
PPP Loans and PPPL Facility. On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the PPPL Facility, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Net income for the quarter ended June 30, 2020 totaled $14,255,000, or $0.54 per share, a decline of 11% on a per share basis compared with the second quarter 2019 net income of $15,271,000, or $0.61 per share. Net income for the six months ended June 30, 2020 totaled $26,727,000, or $1.01 per share, a decline of 17% on a per share basis compared with the first half of 2019 net income of $30,338,000, or $1.21 per share. The decline in net income and earnings per share during the second quarter of 2020 and first six months of 2020 was largely attributable to an increased level of provision for credit losses related to economic uncertainties and stress related to the COVID-19 pandemic.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2020, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $40,506,000 and gross unrealized losses totaled approximately $126,000 net of applicable taxes is included in other comprehensive income.

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

Based on recent economic developments related to the COVID-19 pandemic, the Company tested Goodwill for impairment as of the June 30, 2020 balance sheet date. No impairment to Goodwill was indicated based on this interim period testing.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2020 totaled $14,255,000, or $0.54 per share, a decline of 11% on a per share basis compared with the second quarter 2019 net income of $15,271,000, or $0.61 per share. Net income for the six months ended June 30, 2020 totaled $26,727,000, or $1.01 per share, a decline of 17% on a per share basis compared with the first half of 2019 net income of $30,338,000, or $1.21 per share. The decline in net income and earnings per share during the second quarter of 2020 and first six months of 2020 was largely attributable to an increased level of provision for credit losses related to economic uncertainties and stress related to the COVID-19 pandemic.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2020 and 2019. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$239,164	$84	0.14%	$21,257	$85	1.62%
Securities:
Taxable	538,881	2,706	2.01%	547,775	3,555	2.60%
Non-taxable	358,312	3,381	3.77%	294,507	2,974	4.04%
Total Loans and Leases(2)	3,253,169	38,154	4.71%	2,721,630	35,135	5.18%
TOTAL INTEREST EARNING ASSETS	4,389,526	44,325	4.06%	3,585,169	41,749	4.67%
Other Assets	399,369			339,969
Less: Allowance for Credit Losses	(37,123)			(16,469)
TOTAL ASSETS	$4,751,772			$3,908,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,220,549	$1,535	0.28%	$1,797,228	$2,945	0.66%
Time Deposits	586,179	2,208	1.51%	631,174	2,814	1.79%
FHLB Advances and Other Borrowings	227,562	1,339	2.37%	246,229	1,636	2.67%
TOTAL INTEREST-BEARING LIABILITIES	3,034,290	5,082	0.67%	2,674,631	7,395	1.11%
Demand Deposit Accounts	1,074,739			715,681
Other Liabilities	55,271			33,466
TOTAL LIABILITIES	4,164,300			3,423,778
Shareholders’ Equity	587,472			484,891
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,751,772			$3,908,669

COST OF FUNDS			0.47%			0.83%
NET INTEREST INCOME		$39,243			$34,354
NET INTEREST MARGIN			3.59%			3.84%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

During the second quarter of 2020, net interest income totaled $38,459,000, an increase of $4,818,000, or 14%, compared to the second quarter of 2019 net interest income of $33,641,000. The increase in net interest income during the second quarter of 2020 compared with the second quarter of 2019 was largely attributable to acquisition of Citizens First and an increased level of loans related to the PPP, with a corresponding increase in interest income and fees. The average balance of PPP loans during the second quarter of 2020 was approximately $276 million while the net fees recognized through interest income on those loans totaled approximately $1.1 million.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.59% for the second quarter of 2020 compared to 3.84% during the second quarter of 2019. The tax equivalent yield on earning assets was 4.06% during the quarter ended June 30, 2020 compared to 4.67% in the same period of 2019, while the cost of funds (expressed as a percentage of average earning assets) was 0.47% during the quarter ended June 30, 2020 compared to 0.83% in the same period of 2019.

The lower net interest margin during the second quarter of 2020 compared with the second quarter of 2019 was attributable to lower market interest rates, excess liquidity on the balance sheet that resulted from significant deposit growth during the second quarter of 2020 and the 1% interest rate applicable to the PPP loans. Accretion of loan discounts on acquired loans contributed approximately 19 basis points to the net interest margin on an annualized basis in the second quarter of 2020 and 12 basis points in the second quarter of 2019.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2020 and 2019. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$142,425	$242	0.34%	$22,888	$226	1.99%
Securities:
Taxable	542,537	5,816	2.14%	541,957	7,154	2.64%
Non-taxable	341,044	6,476	3.80%	292,043	5,924	4.06%
Total Loans and Leases(2)	3,156,284	76,090	4.85%	2,720,227	70,342	5.21%
TOTAL INTEREST EARNING ASSETS	4,182,290	88,624	4.26%	3,577,115	83,646	4.71%
Other Assets	396,256			336,905
Less: Allowance for Credit Losses	(34,742)			(16,263)
TOTAL ASSETS	$4,543,804			$3,897,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,106,860	$4,491	0.43%	$1,764,356	$5,640	0.64%
Time Deposits	612,320	4,909	1.61%	638,907	5,535	1.75%
FHLB Advances and Other Borrowings	231,855	2,997	2.60%	288,113	3,818	2.67%
TOTAL INTEREST-BEARING LIABILITIES	2,951,035	12,397	0.84%	2,691,376	14,993	1.12%
Demand Deposit Accounts	961,315			703,462
Other Liabilities	49,721			28,300
TOTAL LIABILITIES	3,962,071			3,423,138
Shareholders’ Equity	581,733			474,619
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,543,804			$3,897,757

COST OF FUNDS			0.60%			0.85%
NET INTEREST INCOME		$76,227			$68,653
NET INTEREST MARGIN			3.66%			3.86%

(1)	Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.

(2)	Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $7,483,000, or 11%, for the six months ended June 30, 2020 compared with the same period of 2019. The increased level of net interest income during the first half of 2020 compared with the first half of 2019 was driven primarily by a higher level of average earning assets resulting from the acquisition of Citizens First.

The tax equivalent net interest margin was 3.66% during the first half of 2020 compared to 3.86% during the first half of 2019. The tax equivalent yield on earning assets was 4.26% during the six months ended June 30, 2020 compared to 4.71% in the same period of 2019, while the cost of funds was 0.60% during the first half of 2020 compared to 0.85% in the same period of 2019.

The lower net interest margin during the first half of 2020 compared with the first half of 2019 was attributable to lower market interest rates, excess liquidity on the balance sheet that resulted from significant deposit growth during the second quarter of 2020 and the 1% interest rate applicable to the PPP loans. Accretion of loan discounts on acquired loans contributed approximately 17 basis points to the net interest margin on an annualized basis in the six months ended June 30, 2020 and 14 basis points in the same period of 2019.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2020, the provision for credit losses totaled $5,900,000 under the CECL methodology adopted during the first quarter of 2020 compared with a $250,000 provision for loan losses during the second quarter of 2019 under the incurred loss model. The provision for credit losses losses represented approximately 73 basis points of average loans on an annualized basis in the second quarter of 2020 compared a provision for loan losses of 4 basis points of average loans on an annualized basis in the second quarter of 2019.

During the six months ended June 30, 2020, the provision for credit losses totaled $11,050,000 under the CECL methodology compared with a $925,000 provision for loan losses during the same period of 2019 under the incurred loss model. The provision for credit losses losses represented approximately 70 basis points of average loans on an annualized basis in the first six months of 2020 compared a provision for loan losses of 7 basis points of average loans on an annualized basis in the same period of 2019.

The increase in the provision for credit losses during the three and six months ended June 30, 2020 compared to the provision for loan losses during the same periods of 2019 was primarily due to the recent developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the Company's CECL model.

Net charge-offs totaled $110,000 or 1 basis point on an annualized basis of average loans outstanding during the three months ended June 30, 2020, compared with $254,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2019. Net charge-offs totaled $550,000 or 3 basis point on an annualized basis of average loans outstanding during the first half of 2020, compared with $509,000 or 4 basis points on an annualized basis of average loans outstanding during the same period of 2019.

The provision for credit losses losses made during the three and six months ended June 30, 2020 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended June 30, 2020, non-interest income totaled $12,423,000, an increase of $1,914,000, or 18%, compared with the second quarter of 2019.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Trust and Investment Product Fees	$1,867	$1,913	$(46)	(2)%
Service Charges on Deposit Accounts	1,365	2,024	(659)	(33)
Insurance Revenues	1,830	1,929	(99)	(5)
Company Owned Life Insurance	356	304	52	17
Interchange Fee Income	2,476	2,332	144	6
Other Operating Income	882	461	421	91
Subtotal	8,776	8,963	(187)	(2)
Net Gains on Sales of Loans	2,654	1,030	1,624	158
Net Gains on Securities	993	516	477	92
Total Non-interest Income	$12,423	$10,509	$1,914	18

Service charges on deposit accounts declined $659,000, or 33%, during the second quarter of 2020 compared with the second quarter of 2019. The decline during the second quarter of 2020 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity.

Other operating income increased $421,000, or 91%, during the quarter ended June 30, 2020 compared with the second quarter of 2019. The increase during the second quarter of 2020 was largely attributable to lower fair value adjustments on interest rate swap transactions and the acquisition of Citizens First.

Net gains on sales of loans increased $1,624,000, or 158%, during the second quarter of 2020 compared with the second quarter of 2019. The increase during the second quarter of 2020 was generally attributable to a higher sales volume, higher pricing levels on loans sold and an increased level of commitments to originate loans which resulted in a higher fair value adjustment on those commitments. Loan sales totaled $79.7 million during the second quarter of 2020, compared with $39.6 million during the second quarter of 2019.

The Company realized $993,000 in gains on sales of securities during the second quarter of 2020 compared with $516,000 during the second quarter of 2019. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

During the six months ended June 30, 2020, non-interest income totaled $26,504,000, an increase of $4,337,000, or 20%, compared with the first half of 2019.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Trust and Investment Product Fees	$3,898	$3,480	$418	12%
Service Charges on Deposit Accounts	3,602	3,924	(322)	(8)
Insurance Revenues	5,059	5,134	(75)	(1)
Company Owned Life Insurance	1,578	1,188	390	33
Interchange Fee Income	4,958	4,427	531	12
Other Operating Income	1,309	1,332	(23)	(2)
Subtotal	20,404	19,485	919	5
Net Gains on Sales of Loans	4,517	2,011	2,506	125
Net Gains on Securities	1,583	671	912	136
Total Non-interest Income	$26,504	$22,167	$4,337	20

Trust and investment product fees increased $418,000, or 12%, during the first half of 2020 compared with the first half of 2019. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth management group.

Service charges on deposit accounts declined $322,000, or 8%, during the first quarter of 2020 compared with the first half of 2019. The decline during the the first half of 2020 compared with first half of 2019 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity, partially mitigated by the acquisition of Citizens First.

Company owned life insurance revenue increased $390,000, or 33%, during the six months ended June 30, 2020, compared with the first half of 2019. The increase was largely related to death benefits received from life insurance policies.

Interchange fees increased $531,000, or 12%, during the first half of 2020 compared with the first half of 2019. The increase during the first half of 2020 compared with the first half of 2019 was largely attributable to the acquisition of Citizens First and increased card utilization by customers.

Net gains on sales of loans increased $2,506,000, or 125%, during the first half of 2020 compared with the first half of 2019. The increase in the net gain on sales of loans during the first half of 2020 compared with 2019 was generally attributable to a higher sales volume, higher pricing levels on loans sold and an increased level of commitments to originate loans which resulted in a higher fair value adjustment on those commitments. Loan sales totaled $136.0 million during the first half of 2020 and $68.4 million during the first half of 2019.

The Company realized $1,583,000 in gains on sales of securities during first six months of 2020 compared with $671,000 during the same period of 2019. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended June 30, 2020, non-interest expense totaled $28,088,000, an increase of $2,470,000, or 10%, compared with the second quarter of 2019.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Salaries and Employee Benefits	$15,882	$14,117	$1,765	13%
Occupancy, Furniture and Equipment Expense	3,481	3,212	269	8
FDIC Premiums	123	245	(122)	(50)
Data Processing Fees	1,763	1,803	(40)	(2)
Professional Fees	1,082	1,174	(92)	(8)
Advertising and Promotion	882	936	(54)	(6)
Intangible Amortization	909	802	107	13
Other Operating Expenses	3,966	3,329	637	19
Total Non-interest Expense	$28,088	$25,618	$2,470	10

Salaries and benefits increased $1,765,000, or 13%, during the quarter ended June 30, 2020 compared with the second quarter of 2019. The increase in salaries and benefits during the second quarter of 2020 compared with the second quarter of 2019 was primarily attributable to the acquisition of Citizens First.

Occupancy, furniture and equipment expense increased $269,000, or 8%, during the second quarter of 2020 compared with the second quarter of 2019. The increase during the second quarter of 2020 compared with the second quarter of 2019 was primarily due to the operating costs of the Citizens First branch network.

FDIC premiums declined $122,000, or 50%, during the second quarter of 2020 compared with the second quarter of 2019. The decline in FDIC premiums is attributable to credits received from the FDIC during the second quarter of 2020. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Intangible amortization increased $107,000, or 13%, during the quarter ended June 30, 2020 compared with the second quarter of 2019. The increase in intangible amortization in the second quarter of 2020 was attributable to the Citizens First acquisition completed during 2019.

Other operating expenses increased $637,000, or 19%, during the second quarter of 2020 compared with the second quarter of 2019. The increase in the second quarter of 2020 compared with second quarter of 2019 was largely attributable to the Citizens First acquisition.

During the six months ended June 30, 2020, non-interest expense totaled $58,416,000, an increase of $6,039,000, or 12%, compared with the first half of 2019. The increase in the first half of 2019 was largely impacted by the inclusion of operating expenses related to the acquisition of Citizens First.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Salaries and Employee Benefits	$33,282	$29,161	$4,121	14%
Occupancy, Furniture and Equipment Expense	7,062	6,431	631	10
FDIC Premiums	123	533	(410)	(77)
Data Processing Fees	3,449	3,386	63	2
Professional Fees	2,166	2,501	(335)	(13)
Advertising and Promotion	1,953	1,806	147	8
Intangible Amortization	1,869	1,645	224	14
Other Operating Expenses	8,512	6,914	1,598	23
Total Non-interest Expense	$58,416	$52,377	$6,039	12

Salaries and benefits increased $4,121,000, or 14%, during the six months ended June 30, 2020 compared with the first half of 2019. The increase in salaries and benefits during the first half of 2020 compared with the first half of 2019 was largely attributable to an increased number of full-time equivalent employees due in part to the acquisition of Citizens First.

Occupancy, furniture and equipment expense increased $631,000, or 10%, during the first half of 2020 compared with the first half of 2019. The increase during the first half of 2020 compared with the first half of 2019 was primarily due to operating costs related to the Citizens First acquisition.

FDIC premiums declined $410,000, or 77%, during the first half of 2020 compared with the first half of 2019. The decline in FDIC premiums is attributable to credits received from the FDIC during the first half of 2020. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Professional fees declined $335,000, or 13%, during the first half of 2020 compared with the first half of 2019. The first half of 2019 included significant acquisition professional fees related to the Citizens First acquisition which resulted in the overall decline in professional fees when comparing the first half of 2020 with the first half of 2019.

Intangible amortization increased $224,000, or 14%, during the six months ended June 30, 2020 compared with the first half of 2019. The increase in intangible amortization was attributable to the previously discussed Citizens First acquisition.

Other operating expenses increased $1,598,000, or 23%, during the first half of 2020 compared with the first half of 2019. The increase during the first half of 2020 compared with the first half of 2019 was largely impacted by the recent acquisition activity.

Income Taxes:

The Company’s effective income tax rate was 15.6% and 16.5%, respectively, during the three months ended June 30, 2020 and 2019. The Company’s effective income tax rate was 15.8% and 16.0%, respectively, during the six months ended June 30, 2020 and 2019. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $4.851 billion at June 30, 2020, representing an increase of $453.4 million, or 21% on an annualized basis, compared with December 31, 2019. The increase in total assets during the first half of 2020 has been impacted by the Company's participation in the PPP and by significant growth of deposits during the second quarter of 2020. As of June 30, 2020 compared with December 31, 2019, federal funds sold and other short-term investments increased by $181.4 million and the Company's securities available for sale portfolio increased by $107.4 million. These increases were largely driven by the increased level of deposits during the second quarter of 2020. In addition, loans increased $189.0 million as of the end of June 30, 2020 compared with December 31, 2019 impacted primarily by the Company's participation in the PPP.

June 30, 2020 total loans increased $189.0 million, or 12% on an annualized basis, compared with December 31, 2019. The increase in loans during the first half of 2020 compared with year-end 2019 was primarily the result in the Company's participation in the PPP. Excluding the $349.5 million in PPP loans ($338.7 million net of deferred fees) at June 30, 2020, total loans declined by $149.7 million, or 10% on an annualized basis, during the first half of 2020 compared with year-end 2019. The decline in total loans, excluding the PPP loans, was impacted by continued elevated pay-offs within the commercial real estate loan portfolio, reduced line utilization within the commercial loan portfolio partially attributable to the PPP loan originations during the second quarter of 2020, and continued pay-downs in the Company's residential and home equity loan portfolios related to the current interest rate environment.

End of Period Loan Balances: (dollars in thousands)	June 30, 2020	December 31, 2019	Current Period Change
Commercial and Industrial Loans and Leases	$852,416	$589,758	$262,658
Commercial Real Estate Loans	1,473,234	1,495,862	(22,628)
Agricultural Loans	373,483	384,526	(11,043)
Home Equity and Consumer Loans	291,555	306,972	(15,417)
Residential Mortgage Loans	280,246	304,855	(24,609)
Total Loans	$3,270,934	$3,081,973	$188,961

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2020	December 31, 2019
Commercial and Industrial Loans and Leases	$8,989	$4,799
Commercial Real Estate Loans	22,369	4,692
Agricultural Loans	7,030	5,315
Home Equity and Consumer Loans	1,683	634
Residential Mortgage Loans	2,360	333
Unallocated	—	505

Total Allowance for Credit Losses	$42,431	$16,278

The Company’s allowance for credit losses totaled $42.4 million at June 30, 2020 compared to $16.3 million at December 31, 2019. The allowance for credit losses represented 1.30% of period-end loans at June 30, 2020 compared with 0.53% of period-end loans at December 31, 2019. Total PPP loans included in the Commercial and Industrial Loan category totaled $349.5 million at June 30, 2020. These loans are guaranteed by the SBA and have minimal impact on the allowance for credit losses.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. As a result, the Company recognized a one-time cumulative adjustment to the allowance for credit losses of $15.7 million. The increase was primarily related to the Company's acquired loan portfolio which totaled approximately $851.1 million at the time of adoption. The increase included $6.9 million in non-accretable credit marks allocated to purchased credit deteriorated loans which were grossed up between loans and the allowance for credit losses. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2020, the Company held net discounts on acquired loans of $9.8 million.

In addition, the allowance for credit losses increased during the six months ended June 30, 2020, as a result of the Company recording an $11.1 million provision for credit losses while recording net charge-offs of approximately $550,000. The provision for credit losses was elevated in the first half of 2020 primarily due to the recent developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The following is an analysis of the Company’s non-performing assets at June 30, 2020 and December 31, 2019:

Non-performing Assets: (dollars in thousands)	June 30, 2020	December 31, 2019
Non-accrual Loans	$16,183	$13,802
Past Due Loans (90 days or more)	2,948	190
Total Non-performing Loans	19,131	13,992
Other Real Estate	425	425
Total Non-performing Assets	$19,556	$14,417

Restructured Loans	$114	$116

Non-performing Loans to Total Loans	0.59%	0.45%
Allowance for Loan Loss to Non-performing Loans	221.79%	116.34%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial and Industrial Loans and Leases	$7,194	$4,940	$—	$190
Commercial Real Estate Loans	4,540	3,433	354	—
Agricultural Loans	2,715	2,739	2,594	—
Home Equity Loans	258	79	—	—
Consumer Loans	305	115	—	—
Residential Mortgage Loans	1,171	2,496	—	—
Total	$16,183	$13,802	$2,948	$190

Non-performing assets totaled $19.6 million at June 30, 2020 compared to $14.4 million at December 31, 2019. Non-performing assets represented 0.40% of total assets at June 30, 2020 and 0.33% at December 31, 2019. Non-performing loans totaled $19.1 million at June 30, 2020 compared to $14.0 million at December 31, 2019. Non-performing loans represented 0.59% of total loans at June 30, 2020 compared to 0.45% at December 31, 2019. The increase in the level of non-performing assets and non-performing loans at June 30, 2020 compared with year-end 2019 was attributable to the $6.9 million gross-up of purchase credit deteriorated loans upon the adoption of the CECL standard.

June 30, 2020 total deposits increased $549.4 million, or 32% on an annualized basis, compared to December 31, 2019. The increase in total deposits at June 30, 2020 compared with year-end 2019 was partially attributable the Company's participation in the PPP and a seasonal increase in public fund operating deposits as well as an overall inflow of customer deposits during the second quarter of 2020.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2020	December 31, 2019	Current Period Change
Non-interest-bearing Demand Deposits	$1,139,928	$832,985	$306,943
Interest-bearing Demand, Savings, & Money Market Accounts	2,267,092	1,965,640	301,452
Time Deposits < $100,000	293,059	314,789	(21,730)
Time Deposits of $100,000 or more	279,354	316,607	(37,253)
Total Deposits	$3,979,433	$3,430,021	$549,412

Capital Resources:

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company repurchased 44,166 shares of common stock under the 2020 repurchase plan during the second quarter of 2020 at an average price of $26.46 per share. The Company repurchased 217,255 shares of common stock under the 2020 repurchase plan during the first half of 2020 at an average price of $26.07 per share.

As of June 30, 2020, shareholders’ equity increased by $20.9 million to $594.7 million compared with $573.8 million at year-end 2019. The increase in shareholders' equity was largely attributable to an increase of $16.0 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. In addition, retained earnings increased $9.9 million due to first half of 2020 net income of $26.7 which was partially offset by the payment of $10.1 million in shareholder dividends and a $6.7 million charge relating to the implementation of CECL on January 1, 2020. Also impacting total shareholders' equity was the repurchase of common stock under the Company's share repurchase plan which totaled $5.7 million during the first half of 2020.

Shareholders’ equity represented 12.3% of total assets at June 30, 2020 and 13.0% of total assets at December 31, 2019. Shareholders’ equity included $132.7 million of goodwill and other intangible assets at June 30, 2020 compared to $134.0 million of goodwill and other intangible assets at December 31, 2019.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For both June 30, 2020 and December 31, 2019, the capital conservation buffer was 2.50%. At June 30, 2020, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2020 Ratio	12/31/2019 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.22%	14.28%	8.00%	N/A
Bank	13.03%	12.82%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.35%	12.67%	6.00%	N/A
Bank	12.33%	12.35%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.90%	12.23%	4.50%	N/A
Bank	12.33%	12.35%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	9.97%	10.53%	4.00%	N/A
Bank	9.21%	10.27%	4.00%	5.00%

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
On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the PPPL Facility, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $174.5 million during the six months ended June 30, 2020 ending at $278.4 million.  During the six months ended June 30, 2020, operating activities resulted in net cash inflows of $42.7 million. Investing activities resulted in net cash outflows of $272.0 million during the six months months ended June 30, 2020 primarily resulting from the investment of excess liquidity into the available for sale securities portfolio and loan portfolio growth resulting from the Company's participation in the PPP.  Financing activities resulted in net cash inflows for the six months ended June 30, 2020 of $403.8 million primarily related to growth in the Company's deposit portfolio.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2020, the parent company had approximately $65.1 million of cash and cash equivalents available to meet its cash flow needs.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates; changes in competitive conditions; the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies; changes in customer borrowing, repayment, investment and deposit practices; changes in fiscal, monetary and tax policies; changes in financial and capital markets; deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration; the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations, and financial condition; our participation as a lender in the PPP; capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities; risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base of the acquired institution or branches, and difficulties in integration of the acquired operations; factors driving impairment charges on investments; the impact, extent and timing of technological changes; potential cyber-attacks, information security breaches and other criminal activities; litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future; actions of the Federal Reserve Board; changes in accounting principles and interpretations; potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary; actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms; impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to Consumer Financial Protection Bureau rules and regulations; and the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends. Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Interest Rate Sensitivity as of June 30, 2020 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$159,127	0.62%
+1%	158,205	0.03%
Base	158,153	—
-1%	157,088	(0.67)%
-2%	155,424	(1.73)%

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2020 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2020 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$468,270	5.19%	10.33%	91 b.p.
+1%	460,380	3.42%	9.95%	51 b.p.
Base	445,153	—	9.42%	—
-1%	350,289	(21.31)%	7.38%	(204) b.p.
-2%	340,080	(23.60)%	7.14%	(228) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

On July 9, 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. The Company believes the plaintiff’s claims are unfounded and intends to defend against them. At this stage of the litigation, it is not possible for the Company’s management to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

There are no other pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

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

As our banking regulators have encouraged us to work prudently with borrowers who are unable to meet their contractual payment obligations due to the effects of COVID-19, the Bank has provided certain hardship relief primarily in the form of payment deferrals. As a result, the Bank has made short-term loan modifications for borrowers who are current and otherwise not past due.  As provided under the CARES Act, these qualified loan modifications are currently exempt by law from classification as troubled debt restructures as defined by GAAP. The potential adverse impact resulting from the inability of these borrowers to repay loans on a timely basis cannot be determined at this time.  However, the extent of such impact, as reflected in the Company's financial statements, may be muted by these loan modifications, which could have the effect of delaying loss recognition until after any applicable deferral period.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2020	39,264	$26.51	39,264	787,647
May 2020	4,902	$26.04	4,902	782,745
June 2020	—	—	—	782,745
Total	44,166	$26.46	44,166

(1) On January 27, 2020, the Company announced that its Board of Directors had approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company repurchased 44,166 shares of common stock under the repurchase plan during the quarter ended June 30, 2020.

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

3.1
Amended and Restated Articles of Incorporation of German American Bancorp, Inc., are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

3.2	Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed July 1, 2020 (SEC File No. 001-15877).
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

10.1*
German American Bancorp, Inc. Amended and Restated 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed July 1, 2020 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: August 6, 2020	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)