Form 10-Q
period 2020-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2020-11-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2020

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

As of November 1, 2020, the registrant had 26,492,256 outstanding shares of Common Stock, no par value.

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
PPP:    Paycheck Protection Program established under the CARES Act
PPPL Facility:    Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act
SBA:    Small Business Administration
SEC:    Securities and Exchange Commission
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Cash and Due from Banks	$56,706	$59,971
Federal Funds Sold and Other Short-term Investments	192,987	43,913
Cash and Cash Equivalents	249,693	103,884

Interest-bearing Time Deposits with Banks	1,489	1,985
Securities Available-for-Sale, at Fair Value (Amortized Cost $997,074, No Allowance for Credit Losses as of September 30, 2020)	1,036,910	854,825
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	27,993	17,713

Loans	3,225,232	3,081,973
Less: Unearned Income	(4,105)	(4,882)
Allowance for Credit Losses	(46,768)	(16,278)
Loans, Net	3,174,359	3,060,813

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,168	13,968
Premises, Furniture and Equipment, Net	96,682	96,651
Other Real Estate	425	425
Goodwill	121,956	121,306
Intangible Assets	9,827	12,656
Company Owned Life Insurance	68,893	68,883
Accrued Interest Receivable and Other Assets	51,082	44,210
TOTAL ASSETS	$4,852,830	$4,397,672

LIABILITIES
Non-interest-bearing Demand Deposits	$1,185,814	$832,985
Interest-bearing Demand, Savings, and Money Market Accounts	2,278,826	1,965,640
Time Deposits	515,034	631,396
Total Deposits	3,979,674	3,430,021

FHLB Advances and Other Borrowings	214,544	349,686
Accrued Interest Payable and Other Liabilities	54,631	44,145
TOTAL LIABILITIES	4,248,849	3,823,852

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,493	26,671
Additional Paid-in Capital	274,166	278,954
Retained Earnings	272,579	253,090
Accumulated Other Comprehensive Income	30,743	15,105
TOTAL SHAREHOLDERS’ EQUITY	603,981	573,820
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,852,830	$4,397,672
End of period shares issued and outstanding	26,492,866	26,671,368

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2020	2019
INTEREST INCOME
Interest and Fees on Loans	$36,543	$40,921
Interest on Federal Funds Sold and Other Short-term Investments	45	163
Interest and Dividends on Securities:
Taxable	2,350	3,400
Non-taxable	3,175	2,427
TOTAL INTEREST INCOME	42,113	46,911

INTEREST EXPENSE
Interest on Deposits	2,492	6,399
Interest on FHLB Advances and Other Borrowings	1,233	1,934
TOTAL INTEREST EXPENSE	3,725	8,333

NET INTEREST INCOME	38,388	38,578
Provision for Credit Losses	4,500	2,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,888	35,778

NON-INTEREST INCOME
Trust and Investment Product Fees	1,957	1,885
Service Charges on Deposit Accounts	1,773	2,395
Insurance Revenues	1,989	1,883
Company Owned Life Insurance	355	364
Interchange Fee Income	2,795	2,538
Other Operating Income	942	1,029
Net Gains on Sales of Loans	2,861	1,649
Net Gains on Securities	607	313
TOTAL NON-INTEREST INCOME	13,279	12,056

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,409	17,579
Occupancy Expense	2,418	2,797
Furniture and Equipment Expense	944	954
FDIC Premiums	326	—
Data Processing Fees	1,693	2,860
Professional Fees	875	1,324
Advertising and Promotion	708	1,054
Intangible Amortization	860	1,064
Other Operating Expenses	4,187	4,329
TOTAL NON-INTEREST EXPENSE	29,420	31,961

Income before Income Taxes	17,747	15,873
Income Tax Expense	3,154	2,809
NET INCOME	$14,593	$13,064

Basic Earnings per Share	$0.55	$0.49
Diluted Earnings per Share	$0.55	$0.49

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2020	2019
INTEREST INCOME
Interest and Fees on Loans	$112,481	$111,086
Interest on Federal Funds Sold and Other Short-term Investments	287	389
Interest and Dividends on Securities:
Taxable	8,166	10,554
Non-taxable	8,291	7,107
TOTAL INTEREST INCOME	129,225	129,136

INTEREST EXPENSE
Interest on Deposits	11,892	17,574
Interest on FHLB Advances and Other Borrowings	4,230	5,752
TOTAL INTEREST EXPENSE	16,122	23,326

NET INTEREST INCOME	113,103	105,810
Provision for Credit Losses	15,550	3,725
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	97,553	102,085

NON-INTEREST INCOME
Trust and Investment Product Fees	5,855	5,365
Service Charges on Deposit Accounts	5,375	6,319
Insurance Revenues	7,048	7,017
Company Owned Life Insurance	1,933	1,552
Interchange Fee Income	7,753	6,965
Other Operating Income	2,251	2,361
Net Gains on Sales of Loans	7,378	3,660
Net Gains on Securities	2,190	984
TOTAL NON-INTEREST INCOME	39,783	34,223

NON-INTEREST EXPENSE
Salaries and Employee Benefits	50,691	46,740
Occupancy Expense	7,461	7,367
Furniture and Equipment Expense	2,963	2,815
FDIC Premiums	449	533
Data Processing Fees	5,142	6,246
Professional Fees	3,041	3,825
Advertising and Promotion	2,661	2,860
Intangible Amortization	2,729	2,709
Other Operating Expenses	12,699	11,243
TOTAL NON-INTEREST EXPENSE	87,836	84,338

Income before Income Taxes	49,500	51,970
Income Tax Expense	8,180	8,568
NET INCOME	$41,320	$43,402

Basic Earnings per Share	$1.56	$1.70
Diluted Earnings per Share	$1.56	$1.70

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2020	2019

NET INCOME	$14,593	$13,064

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	63	6,223
Reclassification Adjustment for Gains Included in Net Income	(607)	(313)
Tax Effect	138	(1,261)
Net of Tax	(406)	4,649

Total Other Comprehensive Income (Loss)	(406)	4,649

COMPREHENSIVE INCOME	$14,187	$17,713

	Nine Months Ended September 30,
	2020	2019

NET INCOME	$41,320	$43,402

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	22,051	30,262
Reclassification Adjustment for Gains Included in Net Income	(2,190)	(984)
Tax Effect	(4,223)	(6,324)
Net of Tax	15,638	22,954

Total Other Comprehensive Income	15,638	22,954

COMPREHENSIVE INCOME	$56,958	$66,356

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)				(6,717)		(6,717)
Balances, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103

Net Income				12,472		12,472
Other Comprehensive Income					13,255	13,255
Cash Dividends ($0.19 per share)				(5,065)		(5,065)
Issuance of Common Stock for:
Restricted Share Grants	41,752	42	228			270
Stock Repurchase	(173,089)	(173)	(4,322)			(4,495)

Balances, March 31, 2020	26,540,031	$26,540	$274,860	$253,780	$28,360	$583,540

Net Income				14,255		14,255
Other Comprehensive Income					2,789	2,789
Cash Dividends ($0.19 per share)				(5,024)		(5,024)
Issuance of Common Stock for:
Restricted Share Grants	1,426	1	281			282
Stock Repurchase	(44,166)	(44)	(1,124)			(1,168)

Balances, June 30, 2020	26,497,291	$26,497	$274,017	$263,011	$31,149	$594,674

Net Income				14,593		14,593
Other Comprehensive Income (Loss)					(406)	(406)
Cash Dividends ($0.19 per share)				(5,025)		(5,025)
Issuance of Common Stock for:
Restricted Share Grants	(378)	—	254			254
Stock Repurchase	(4,047)	(4)	(105)			(109)

Balances, September 30, 2020	26,492,866	$26,493	$274,166	$272,579	$30,743	$603,981

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2018	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640

Net Income				15,067		15,067
Other Comprehensive Income					9,414	9,414
Cash Dividends ($0.17 per share)				(4,245)		(4,245)
Issuance of Common Stock for:
Restricted Share Grants	24,780	25	286			311

Balances, March 31, 2019	24,992,238	$24,992	$229,633	$222,246	$2,316	$479,187

Net Income				15,271		15,271
Other Comprehensive Income					8,891	8,891
Cash Dividends ($0.17 per share)				(4,248)		(4,248)
Issuance of Common Stock for:
Restricted Share Grants			310			310

Balances, June 30, 2019	24,992,238	$24,992	$229,943	$233,269	$11,207	$499,411

Net Income				13,064		13,064
Other Comprehensive Income					4,649	4,649
Cash Dividends ($0.17 per share)				(4,532)		(4,532)
Issuance of Common Stock for:
Acquisition of Citizens First Corporation	1,663,954	1,664	48,360			50,024
Restricted Share Grants	5,886	6	305			311

Balances, September 30, 2019	26,662,078	$26,662	$278,608	$241,801	$15,856	$562,927

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$41,320	$43,402
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	4,097	2,845
Depreciation and Amortization	7,043	6,364
Loans Originated for Sale	(230,399)	(143,041)
Proceeds from Sales of Loans Held-for-Sale	226,237	131,921
Provision for Credit Losses	15,550	3,725
Gain on Sale of Loans, net	(7,378)	(3,660)
Gain on Securities, net	(2,190)	(984)
Gain on Sales of Other Real Estate and Repossessed Assets	(48)	—
Loss on Disposition and Donation of Premises and Equipment	127	—
Loss (Gain) on Disposition of Land	30	(352)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,092)	(1,034)
Equity Based Compensation	813	927
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(6,046)	94
Interest Payable and Other Liabilities	8,114	5,581
Net Cash from Operating Activities	56,178	45,788

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	496	496
Proceeds from Maturities of Securities Available-for-Sale	139,679	78,134
Proceeds from Sales of Securities Available-for-Sale	74,693	75,299
Purchase of Securities Available-for-Sale	(378,503)	(119,010)
Proceeds from Redemption of Federal Home Loan Bank Stock	800	1,145
Purchase of Loans	—	(657)
Loans Made to Customers, net of Payments Received	(138,132)	24,832
Proceeds from Sales of Other Real Estate	316	369
Property and Equipment Expenditures	(5,162)	(5,619)
Proceeds from Sale of Land	612	1,022
Proceeds from Life Insurance	1,082	1,019
Acquisition of Citizens First Corporation	—	5,545
Net Cash from Investing Activities	(304,119)	62,575

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	550,003	(11,975)
Change in Short-term Borrowings	(94,756)	(123,651)
Advances in Long-term Debt	—	90,000
Repayments of Long-term Debt	(40,604)	(57,134)
Issuance (Repurchase) of Common Stock	(5,779)	6
Dividends Paid	(15,114)	(13,025)
Net Cash from Financing Activities	393,750	(115,779)

Net Change in Cash and Cash Equivalents	145,809	(7,416)
Cash and Cash Equivalents at Beginning of Year	103,884	96,550
Cash and Cash Equivalents at End of Period	$249,693	$89,134

Cash Paid During the Period for
Interest	$16,796	$22,450
Income Taxes	8,000	7,039

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$—	$708
Reclassification of Land and Buildings to Other Assets	—	1,471
Right of Use Asset Obtained in Exchange for Lease Liabilities	—	9,034
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Furthermore, the outbreak could negatively impact our employees and customers’ ability to engage in banking and other financial transactions. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 outbreak in our market areas. The fair value of certain assets could be impacted by the effects of COVID-19. The carrying value of goodwill, right-of-use lease assets, and other real estate owned could decrease resulting in future impairment losses. Management will continue to evaluate current economic conditions to determine if a triggering event would impact the current valuations for these assets. As a result, it is not currently possible to ascertain the continued impact of COVID-19 on the Company’s business. However, if the pandemic continues as a prolonged worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $14,995 at September 30, 2020 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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
September 30, 2020
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

Troubled Debt Restructurings (“TDR”)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowances for credit losses on loans on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
rate specified within the restructuring. See “Loan Modifications and Troubled Debt Restructures due to COVID-19” at the beginning of this Note 2 for additional information.

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
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
Accounting Guidance Issued But Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is evaluating the impact of adopting the new guidance on the consolidated financial statements on an ongoing basis with no material expected impact at this time.

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2020	2019
Basic Earnings per Share:
Net Income	$14,593	$13,064
Weighted Average Shares Outstanding	26,497,398	26,643,064
Basic Earnings per Share	$0.55	$0.49

Diluted Earnings per Share:
Net Income	$14,593	$13,064

Weighted Average Shares Outstanding	26,497,398	26,643,064
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,497,398	26,643,064
Diluted Earnings per Share	$0.55	$0.49
For the three months ended September 30, 2020 and 2019, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2020	2019
Basic Earnings per Share:
Net Income	$41,320	$43,402
Weighted Average Shares Outstanding	26,554,369	25,541,843
Basic Earnings per Share	$1.56	$1.70

Diluted Earnings per Share:
Net Income	$41,320	$43,402

Weighted Average Shares Outstanding	26,554,369	25,541,843
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,554,369	25,541,843
Diluted Earnings per Share	$1.56	$1.70
For the nine months ended September 30, 2020 and 2019, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

September 30, 2020
Obligations of State and Political Subdivisions	$489,070	$25,928	$(986)	$—	$514,012
MBS/CMO	508,004	14,957	(63)	—	522,898
Total	$997,074	$40,885	$(1,049)	$—	$1,036,910

December 31, 2019
Obligations of State and Political Subdivisions	$307,943	$16,366	$(9)	$—	$324,300
MBS/CMO	526,907	5,414	(1,796)	—	530,525
Total	$834,850	$21,780	$(1,805)	$—	$854,825

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities.

The amortized cost and fair value of Securities at September 30, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$4,737	$4,806
Due after one year through five years	17,524	18,128
Due after five years through ten years	73,405	78,053
Due after ten years	393,404	413,025
MBS/CMO	508,004	522,898
Total	$997,074	$1,036,910

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019

Proceeds from Sales	$11,270	$53,025
Gross Gains on Sales	607	313
Income Taxes on Gross Gains	127	66

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Proceeds from Sales	$74,693	$75,299
Gross Gains on Sales	2,190	984
Income Taxes on Gross Gains	464	207
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $224,379 and $245,664 as of September 30, 2020 and December 31, 2019, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2020 and December 31, 2019, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$66,378	$(986)	$—	$—	$66,378	$(986)
MBS/CMO	32,902	(63)	4	—	32,906	(63)
Total	$99,280	$(1,049)	$4	$—	$99,284	$(1,049)

	Less than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$4,631	$(9)	$—	$—	$4,631	$(9)
MBS/CMO	89,267	(241)	155,989	(1,555)	245,256	(1,796)
Total	$93,898	$(250)	$155,989	$(1,555)	$249,887	$(1,805)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2020. Accrued interest receivable on available-for-sale debt securities totaled $5,255 at September 30, 2020 and is excluded from the estimate of credit losses.

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2020 and December 31, 2019. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2020, there was no additional impairment recognized through earnings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $109.5 million at September 30, 2020 and $102.4 million at December 31, 2019. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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
The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$109,485	$9,636	$102,351	$2,607

Included in Other Liabilities:
Interest Rate Swaps	$109,485	$10,293	$102,351	$2,829

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Rate Swaps:
Included in Other Operating Income	$64	$314	$(169)	$108

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications at September 30:

	September 30, 2020	December 31, 2019
Commercial:
Commercial and Industrial Loans	$781,547	$532,501
Commercial Real Estate Loans	1,453,280	1,495,862
Agricultural Loans	376,215	384,526
Leases	57,475	57,257
Retail:
Home Equity Loans	218,640	225,755
Consumer Loans	64,919	69,264
Credit Cards	10,717	11,953
Residential Mortgage Loans	262,439	304,855

Subtotal	3,225,232	3,081,973
Less: Unearned Income	(4,105)	(4,882)
Allowance for credit losses	(46,768)	(16,278)
Loans, net	$3,174,359	$3,060,813

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government. As of September 30, 2020, the Bank had approximately $351.3 million outstanding, on 3,070 PPP loan relationships under this program, all of which are included above in the Commercial and Industrial Loan category. The Company anticipates that the majority of the PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of October 31, 2020, 603 of our loans totaling $113 million have been submitted to the SBA for forgiveness.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Allowance for Credit Losses for Loans

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2020:

September 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$8,787	$22,369	$7,030	$202	$496	$1,062	$125	$2,360	$—	$42,431
Provision for credit loss expense	(1,017)	5,931	(315)	4	70	—	39	(212)	—	4,500
Loans charged-off	(73)	(9)	—	—	(138)	(67)	(27)	(8)	—	(322)
Recoveries collected	3	91	—	—	64	—	—	1	—	159
Total ending allowance balance	$7,700	$28,382	$6,715	$206	$492	$995	$137	$2,141	$—	$46,768

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2020:

September 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision for credit loss expense	(1,182)	16,145	(166)	101	385	65	98	104	—	15,550
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans charged-off	(369)	(9)	—	—	(520)	(67)	(86)	(39)	—	(1,090)
Recoveries collected	16	106	—	—	252	—	1	2	—	377
Total ending allowance balance	$7,700	$28,382	$6,715	$206	$492	$995	$137	$2,141	$—	$46,768

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
For the nine months ended September 30, 2020, the allowance for credit losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized significant declines in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. Based on the potential increased losses related to the economic impact of the COVID-19 pandemic, the bank has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of September 30, 2020:

September 30, 2020	Non-Accrual With No Allowance for Credit Loss	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,350	$8,519	$—
Commercial Real Estate Loans	5,657	10,282	—
Agricultural Loans	2,015	2,643	—
Leases	—	—	—
Home Equity Loans	200	200	—
Consumer Loans	61	105	—
Credit Cards	66	66	—
Residential Mortgage Loans	770	1,063	—
Total	$10,119	$22,878	$—
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2020 totaled $1 and $17, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2020:

September 30, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,973	$3,380	$699	$41	$9,093
Commercial Real Estate Loans	13,036	—	—	1,604	14,640
Agricultural Loans	3,069	—	—	1	3,070
Leases	—	—	—	—	—
Home Equity Loans	415	—	—	—	415
Consumer Loans	39	3	—	5	47
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,043	—	—	—	1,043
Total	$22,575	$3,383	$699	$1,651	$28,308

The following table presents the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2020:

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$35	$160	$4,488	$4,683	$776,864	$781,547
Commercial Real Estate Loans	1,637	—	958	2,595	1,450,685	1,453,280
Agricultural Loans	—	578	73	651	375,564	376,215
Leases	—	—	—	—	57,475	57,475
Home Equity Loans	401	113	200	714	217,926	218,640
Consumer Loans	259	61	84	404	64,515	64,919
Credit Cards	147	29	66	242	10,475	10,717
Residential Mortgage Loans	3,281	1,947	812	6,040	256,399	262,439
Total	$5,760	$2,888	$6,681	$15,329	$3,209,903	$3,225,232

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

As of September 30, 2020, the Company had troubled debt restructurings totaling $113. The Company had no specific allocation of allowance for these loans at September 30, 2020.

The Company had not committed to lending any additional amounts as of September 30, 2020 and December 31, 2019 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine months ended September 30, 2020 and 2019, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2020 and 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

As of September 30, 2020, the following active payment modifications are still in effect. These payment modifications are significantly reduced from the level of active modifications as of June 30, 2020.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 9/30/2020	As of 6/30/2020

Commercial & Industrial Loans	24	$6,154	1.2%	10.8%
Commercial Real Estate Loans	44	82,986	5.7%	15.3%
Agricultural Loans	—	—	—%	0.3%
Consumer Loans	1	3	n/m (1)	0.4%
Residential Mortgage Loans	12	1,275	0.5%	8.2%
Total	81	$90,418	3.1%	10.4%

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
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$387,099	$95,812	$54,005	$37,396	$24,134	$55,538	$100,294	$754,278
Special Mention	187	546	1,350	2,073	185	2,137	2,436	8,914
Substandard	1,167	—	1,193	1,405	976	5,836	7,778	18,355
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$388,453	$96,358	$56,548	$40,874	$25,295	$63,511	$110,508	$781,547

Commercial Real Estate:
Risk Rating
Pass	$195,078	$241,890	$204,211	$214,673	$186,951	$328,350	$35,405	$1,406,558
Special Mention	527	3,038	1,798	4,511	2,025	15,173	247	27,319
Substandard	—	1,119	1,995	1,777	4,343	10,169	—	19,403
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$195,605	$246,047	$208,004	$220,961	$193,319	$353,692	$35,652	$1,453,280

Agricultural:
Risk Rating
Pass	$36,822	$28,368	$33,653	$34,303	$24,056	$70,059	$77,605	$304,866
Special Mention	5,444	7,803	2,974	8,713	2,138	15,763	15,439	58,274
Substandard	611	73	394	1,255	4,467	6,025	250	13,075
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$42,877	$36,244	$37,021	$44,271	$30,661	$91,847	$93,294	$376,215

Leases:
Risk Rating
Pass	$14,950	$19,334	$10,342	$6,297	$2,194	$4,358	$—	$57,475
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$14,950	$19,334	$10,342	$6,297	$2,194	$4,358	$—	$57,475

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$25,189	$21,676	$9,777	$2,876	$1,292	$2,444	$1,560	$64,814
Nonperforming	5	3	2	2	—	62	31	105
Total Consumer Loans	$25,194	$21,679	$9,779	$2,878	$1,292	$2,506	$1,591	$64,919

Home Equity:
Payment performance
Performing	$—	$—	$34	$46	$68	$425	$217,866	$218,439
Nonperforming	—	—	—	—	—	—	201	201
Total Home Equity Loans	$—	$—	$34	$46	$68	$425	$218,067	$218,640

Residential Mortgage:
Payment performance
Performing	$27,378	$28,514	$33,281	$32,530	$29,701	$109,972	$—	$261,376
Nonperforming	—	—	—	—	87	976	—	1,063
Total Residential Mortgage Loans	$27,378	$28,514	$33,281	$32,530	$29,788	$110,948	$—	$262,439

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

As of September 30, 2020	Credit Cards

Performing	$10,651
Nonperforming	66

Total	$10,717

The following table presents loans purchased and/or sold during the year by portfolio segment:

September 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	527	—	—	—	—	—	—	527

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Allowance for Loan Losses

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following table presents the activity in the allowance for loan losses by portfolio class for the three months ended September 30, 2019:

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

The following table presents the activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2019:

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following table presents the average balance and related interest income of loans individually evaluated for impairment by class of loans for the three month period ended September 30, 2019:

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

The following table presents the average balance and related interest income of loans individually evaluated for impairment by class of loans for the nine month period ended September 30, 2019:

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
September 30, 2020
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
September 30, 2020
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

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $72,981 and $39,425 as of September 30, 2020 and December 31, 2019, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 8 – Segment Information

The Company’s operations include three primary segments: core banking, wealth management services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The wealth management segment involves providing trust, investment advisory, and brokerage services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets.

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 73 banking offices at September 30, 2020. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, and brokerage services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2020
Net Interest Income	$39,039	$4	$2	$(657)	$38,388
Net Gains on Sales of Loans	2,861	—	—	—	2,861
Net Gains on Securities	607	—	—	—	607
Trust and Investment Product Fees	2	1,955	—	—	1,957
Insurance Revenues	6	1	1,982	—	1,989
Noncash Items:
Provision for Credit Losses	4,500	—	—	—	4,500
Depreciation and Amortization	2,237	2	16	80	2,335
Income Tax Expense (Benefit)	3,268	108	71	(293)	3,154
Segment Profit (Loss)	14,628	321	216	(572)	14,593
Segment Assets at September 30, 2020	4,837,899	4,283	10,247	401	4,852,830

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2019
Net Interest Income	$39,302	$4	$5	$(733)	$38,578
Net Gains on Sales of Loans	1,649	—	—	—	1,649
Net Gains on Securities	313	—	—	—	313
Trust and Investment Product Fees	1	1,884	—	—	1,885
Insurance Revenues	14	2	1,867	—	1,883
Noncash Items:
Provision for Loan Losses	2,800	—	—	—	2,800
Depreciation and Amortization	2,196	1	14	80	2,291
Income Tax Expense (Benefit)	3,025	137	51	(404)	2,809
Segment Profit (Loss)	13,538	406	145	(1,025)	13,064
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2020
Net Interest Income	$115,148	$12	$9	$(2,066)	$113,103
Net Gains on Sales of Loans	7,378	—	—	—	7,378
Net Gains on Securities	2,190	—	—	—	2,190
Trust and Investment Product Fees	3	5,852	—	—	5,855
Insurance Revenues	11	12	7,025	—	7,048
Noncash Items:
Provision for Loan Losses	15,550	—	—	—	15,550
Depreciation and Amortization	6,748	4	50	241	7,043
Income Tax Expense (Benefit)	8,635	336	471	(1,262)	8,180
Segment Profit (Loss)	40,573	991	1,437	(1,681)	41,320
Segment Assets at September 30, 2020	4,837,899	4,283	10,247	401	4,852,830

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2019
Net Interest Income	$107,619	$10	$14	$(1,833)	$105,810
Net Gains on Sales of Loans	3,660	—	—	—	3,660
Net Gains on Securities	984	—	—	—	984
Trust and Investment Product Fees	3	5,362	—	—	5,365
Insurance Revenues	21	27	6,969	—	7,017
Noncash Items:
Provision for Loan Losses	3,725	—	—	—	3,725
Depreciation and Amortization	6,099	4	53	208	6,364
Income Tax Expense (Benefit)	9,117	341	458	(1,348)	8,568
Segment Profit (Loss)	43,105	993	1,382	(2,078)	43,402
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

NOTE 9 – Stock Repurchase Plan

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company has repurchased 221,302 shares of common stock under the 2020 plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)
NOTE 10 – Equity Plans and Equity Based Compensation

During the periods presented, the Company maintained two equity incentive plans under which stock options, restricted stock, and other equity incentive awards could be granted. Those plans include (i) the Company’s 2009 Long-Term Equity Incentive Plan, under which no new grants may be made, and (ii) the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”). The 2019 LTI Plan, which authorizes a maximum aggregate issuance of 1,000,000 shares of common stock (subject to certain permitted adjustments), became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first.

For the three and nine months ended September 30, 2020 and 2019, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2020 and 2019.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. Beginning in 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.3% each. Beginning in 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or do not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and nine months ended September 30, 2020, the Company awarded grants of 1,192 and 44,370 of restricted stock, respectively. During the three and nine months ended September 30, 2019, the Company granted awards of 5,466 and 31,329 of restricted stock. Total unvested restricted stock awards at September 30, 2020 and December 31, 2019 were 86,079 and 43,279, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2020	2019

Restricted Stock Expense	$254	$311
Cash Entitlement Expense	249	167
Tax Effect	(125)	(124)
Net of Tax	$378	$354

	Nine Months Ended September 30,
	2020	2019

Restricted Stock Expense	$806	$972
Cash Entitlement Expense	737	509
Tax Effect	(384)	(386)
Net of Tax	$1,159	$1,095
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $1,071 and $2,356 as of September 30, 2020 and 2019, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

For the three months ended September 30, 2020, the Company recorded $11 of expense, $8 net of tax, for the employee stock purchase plan. For the nine months ended September 30, 2020, the Company recorded $30 of expense, $23 net of tax, for the employee stock purchase plan. As an annual plan, the expense for the 2009 ESPP was recorded in the third quarter of each year. For the three and nine months ended September 30, 2020, the Company recorded $30 of expense, $22 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of September 30, 2020 and 2019 for the employee stock purchase plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2020, the Company held $497 thousand in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$513,515	$497	$514,012
MBS/CMO	—	522,898	—	522,898
Total Securities	$—	$1,036,413	$497	$1,036,910

Loans Held-for-Sale	$—	$27,993	$—	$27,993

Derivative Assets	$—	$9,636	$—	$9,636

Derivative Liabilities	$—	$10,293	$—	$10,293

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$320,279	$4,021	$324,300
MBS/CMO	—	530,525	—	530,525
Total Securities	$—	$850,804	$4,021	$854,825

Loans Held-for-Sale	$—	$17,713	$—	$17,713

Derivative Assets	$—	$2,607	$—	$2,607

Derivative Liabilities	$—	$2,829	$—	$2,829
As of September 30, 2020 and December 31, 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2020	December 31, 2019

Aggregate Fair Value	$27,993	$17,713
Contractual Balance	27,328	17,378
Gain (Loss)	665	335

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2020 were $233 and $330, respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2019 were $112 and $339, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	Obligations of State and Political Subdivisions
	2020	2019

Balance of Recurring Level 3 Assets at July 1	$2,495	$4,506
Total Gains or Losses Included in Other Comprehensive Income	(3)	(1)
Maturities / Calls	(1,995)	(475)
Purchases	—	—
Balance of Recurring Level 3 Assets at September 30	$497	$4,030

	Obligations of State and Political Subdivisions
	2020	2019

Balance of Recurring Level 3 Assets at January 1	$4,021	$4,991
Total Gains or Losses Included in Other Comprehensive Income	(26)	(16)
Maturities / Calls	(3,498)	(945)
Purchases	—	—
Balance of Recurring Level 3 Assets at September 30	$497	$4,030
Of the total gain/loss included in earnings for the three and nine months ended September 30, 2020, ($3) and ($26) was attributable to other changes in fair value, respectively. Of the total gain/loss included in earnings for the three and nine months ended September 30, 2019, ($1) and ($16) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,778	$4,778
Commercial Real Estate Loans	$—	$—	$9,372	$9,372
Agricultural Loans	$—	$—	$550	$550
Consumer Loans	$—	$—	$18	$18
Home Equity Loans	$—	$—	$368	$368
Residential Mortgage Loans	$—	$—	$191	$191

Fair value for collateral dependent loans, had a carrying amount of $22,621 with a valuation allowance of $7,344, resulting in an increase to the provision for credit losses of $136 for the three months ended September 30, 2020 and an increase to the provision for credit losses of $1,822 for the nine months ended September 30, 2020.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

There was no Other Real Estate carried at fair value less costs to sell at September 30, 2020. No charge to earnings was included in the three or nine months ended September 30, 2020 and 2019. There was no Other Real Estate carried at fair value less costs to sell at December 31, 2019. No charge to earnings was included in the year ended December 31, 2019.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

September 30, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$4,778	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (60%)
Individual Analyzed Loans - Commercial Real Estate Loans	$9,372	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (39%)
Individual Analyzed Loans - Agricultural Loans	$550	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (66%)
Individual Analyzed Loans - Consumer Loans	$18	Sales comparison approach	Adjustment for physical condition of comparable properties sold	24%-99% (34%)
Individual Analyzed Loans - Home Equity Loans	$368	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9%-9% (9%)
Individual Analyzed Loans - Residential Mortgage Loans	$191	Sales comparison approach	Adjustment for physical condition of comparable properties sold	19%-93% (47%)

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Impaired Loans - Commercial and Industrial Loans	$2,109	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29%-100% (64%)
Impaired Loans - Commercial Real Estate Loans	$493	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47%-91% (64%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2020 and December 31, 2019. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the tables below for September 30, 2020 and December 31, 2019, present the fair values measured using an exit price notion.

		Fair Value Measurements at September 30, 2020 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$249,693	$56,706	$192,987	$—	$249,693
Interest Bearing Time Deposits with Banks	1,489	—	1,489	—	1,489
Loans, Net	3,159,082	—	—	3,175,885	3,175,885
Accrued Interest Receivable	20,452	—	5,435	15,017	20,452
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(3,464,640)	(3,464,640)	—	—	(3,464,640)
Time Deposits	(515,034)	—	(514,811)	—	(514,811)
Short-term Borrowings	(72,981)	—	(72,891)	—	(72,891)
Long-term Debt	(141,563)	—	(88,629)	(55,449)	(144,078)
Accrued Interest Payable	(1,768)	—	(1,731)	(37)	(1,768)

		Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$103,884	$59,971	$43,913	$—	$103,884
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	3,058,211	—	—	3,056,521	3,056,521
Accrued Interest Receivable	18,425	—	4,400	14,025	18,425
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,798,625)	(2,798,625)	—	—	(2,798,625)
Time Deposits	(631,396)	—	(624,666)	—	(624,666)
Short-term Borrowings	(167,736)	(128,311)	(39,425)	—	(167,736)
Long-term Debt	(181,950)	—	(127,174)	(55,234)	(182,408)
Accrued Interest Payable	(2,442)	—	(2,376)	(66)	(2,442)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)
NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019, net of tax:

September 30, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2020	$31,717	$(568)	$31,149
Other Comprehensive Income (Loss) Before Reclassification	74	—	74
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(480)	—	(480)
Net Current Period Other Comprehensive Income (Loss)	(406)	—	(406)
Ending Balance at September 30, 2020	$31,311	$(568)	$30,743

September 30, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2020	$15,673	$(568)	$15,105
Other Comprehensive Income (Loss) Before Reclassification	17,364	—	17,364
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,726)	—	(1,726)
Net Current Period Other Comprehensive Income (Loss)	15,638	—	15,638
Ending Balance at September 30, 2020	$31,311	$(568)	$30,743

September 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2019	$11,546	$(339)	$11,207
Other Comprehensive Income (Loss) Before Reclassification	4,896	—	4,896
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(247)	—	(247)
Net Current Period Other Comprehensive Income (Loss)	4,649	—	4,649
Ending Balance at September 30, 2019	$16,195	$(339)	$15,856

September 30, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2019	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	23,731	—	23,731
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(777)	—	(777)
Net Current Period Other Comprehensive Income (Loss)	22,954	—	22,954
Ending Balance at September 30, 2019	$16,195	$(339)	$15,856

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2020 and 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$607	Net Gains on Securities
	(127)	Income Tax Expense
	480	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2020	$480

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$2,190	Net Gains on Securities
	(464)	Income Tax Expense
	1,726	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2020	$1,726

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$313	Net Gains on Securities
	(66)	Income Tax Expense
	247	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2019	$247

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$984	Net Gains on Securities
	(207)	Income Tax Expense
	777	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2019	$777

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three and nine months ended September 30, 2020 and 2019. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2020	2019
In-Scope of Topic 606:
Trust and Investment Product Fees	$1,957	$1,885
Service Charges on Deposit Accounts	1,773	2,395
Insurance Revenues	1,989	1,883
Interchange Fee Income	2,795	2,538
Other Operating Income	653	590
Non-interest Income (in-scope of Topic 606)	9,167	9,291
Non-interest Income (out-of-scope of Topic 606)	4,112	2,765
Total Non-interest Income	$13,279	$12,056

	Nine Months Ended
	September 30,
Non-interest Income	2020	2019
In-Scope of Topic 606:
Trust and Investment Product Fees	$5,855	$5,365
Service Charges on Deposit Accounts	5,375	6,319
Insurance Revenues	7,048	7,017
Interchange Fee Income	7,753	6,965
Other Operating Income	1,727	1,520
Non-interest Income (in-scope of Topic 606)	27,758	27,186
Non-interest Income (out-of-scope of Topic 606)	12,025	7,037
Total Non-interest Income	$39,783	$34,223

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The components of lease expense for the three months ended September 30, were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$83
Interest on Lease Liabilities	91	188
Operating Lease Cost	446	514
Short-term Lease Cost	—	15
Total Lease Cost	$589	$800

The components of lease expense for the nine months ended September 30, were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Finance Lease Cost:
Amortization of Right-of -Use Assets	$157	$187
Interest on Lease Liabilities	274	379
Operating Lease Cost	1,352	1,234
Short-term Lease Cost	34	45
Total Lease Cost	$1,817	$1,845

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The weighted average lease term and discount rates were as follows:

	September 30, 2020	September 30, 2019

Weighted Average Remaining Lease Term:
Finance Leases	11 years	12 years
Operating Leases	8 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.48%	11.49%
Operating Leases	3.18%	3.39%

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	September 30, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,330	$2,540
Other Borrowings	3,265	3,418

Operating Leases
Operating Lease Right-of-Use Assets	$8,579	$9,802
Operating Lease Liabilities	8,675	9,900

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$274	$285
Operating Cash Flows from Operating Leases	1,292	1,181
Financing Cash Flows from Finance Leases	92	81

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2020
	Finance Leases	Operating Leases

Year 1	$519	$1,594
Year 2	519	1,385
Year 3	519	1,275
Year 4	519	1,115
Year 5	519	964
Thereafter	3,083	3,631
Total Lease Payments	5,678	9,964
Less Imputed Interest	(2,413)	(1,289)
Total	$3,265	$8,675

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2020 and December 31, 2019 and the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act.  For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government. As of September 30, 2020, the Company had approximately $351.3 million outstanding, on 3,070 PPP loan relationships, under this program. The net processing fees related to the PPP, which total approximately $12.0 million, are being recognized over the life of the loans. As of September 30, 2020, $9.5 million of such fees remain deferred. The Company anticipates that the majority of the PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of October 31, 2020, 603 of our loans totaling $113 million have been submitted to the SBA for forgiveness.
Paycheck Protection Program Liquidity Facility
To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System (the "FRB") authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until December 31, 2020 to access funds under the PPPL Facility, unless otherwise further extended by the FRB and the Department of the Treasury. The Company is continuing to assess the PPPL Facility and whether it will utilize the facility as a source of liquidity for its PPP lending.
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
In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with the recently issued regulatory guidance, the Company has made short-term loan modifications involving both interest-only and full payment deferrals. As of September 30, 2020 the following active payment modifications are still in effect. These payment modifications are significantly reduced from the level of active modifications as of June 30, 2020.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 9/30/2020	As of 6/30/2020

Commercial & Industrial Loans	24	$6,154	1.2%	10.8%
Commercial Real Estate Loans	44	82,986	5.7%	15.3%
Agricultural Loans	—	—	—%	0.3%
Consumer Loans	1	3	n/m (1)	0.4%
Residential Mortgage Loans	12	1,275	0.5%	8.2%
Total	81	$90,418	3.1%	10.4%
(1) n/m = not meaningful

Lending Exposure to Potentially Impacted Industry Segments
The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company has initially identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders and travel restrictions. At September 30, 2020, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment (dollars in thousands)	Number of Loans	Outstanding Balance	% of Total Loans (excludes PPP Loans)	% of Industry Segment Under Deferral

Lodging / Hotels	49	$133,063	4.6%	39.1%
Student Housing	105	92,224	3.2%	—%
Retail Shopping / Strip Centers	64	92,996	3.2%	17.5%
Restaurants	189	49,402	1.7%	8.6%

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
Community Bank Leverage Ratio. On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act. Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The federal banking regulators adopted the two interim rules as final, without any changes, on October 9, 2020. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
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

Net income for the quarter ended September 30, 2020 totaled $14,593,000, or $0.55 per share, an increase of 12% on a per share basis compared with the third quarter 2019 net income of $13,064,000, or $0.49 per share. Net income for the nine months ended September 30, 2020 totaled $41,320,000, or $1.56 per share, a decline of 8% on a per share basis compared with the first nine months of 2019 net income of $43,402,000, or $1.70 per share.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2020, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $40,885,000 and gross unrealized losses totaled approximately $1,049,000 net of applicable taxes is included in other comprehensive income.

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

Based on recent economic developments related to the COVID-19 pandemic, the Company tested Goodwill for impairment as of the September 30, 2020 balance sheet date. No impairment to Goodwill was indicated based on this interim period testing.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2020 totaled $14,593,000, or $0.55 per share, an increase of 12% on a per share basis compared with the third quarter 2019 net income of $13,064,000, or $0.49 per share. The improvement in the net income during the third quarter of 2020 was largely attributable to improved non-interest income and lower operating expenses partially mitigated by a higher level of provision for credit losses.

Net income for the nine months ended September 30, 2020 totaled $41,320,000, or $1.56 per share, a decline of 8% on a per share basis compared with the first nine months of 2019 net income of $43,402,000, or $1.70 per share. The decline in net income and earnings per share during the first nine months of 2020 was largely attributable to an increased level of provision for credit losses related to economic uncertainties and stress related to the COVID-19 pandemic.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2020 and 2019. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$197,203	$45	0.09%	$31,230	$163	2.07%
Securities:
Taxable	559,488	2,350	1.68%	554,901	3,400	2.45%
Non-taxable	461,623	4,019	3.48%	315,468	3,072	3.90%
Total Loans and Leases(2)	3,260,435	36,612	4.47%	3,076,931	41,008	5.29%
TOTAL INTEREST EARNING ASSETS	4,478,749	43,026	3.83%	3,978,530	47,643	4.76%
Other Assets	399,138			392,849
Less: Allowance for Credit Losses	(42,933)			(16,268)
TOTAL ASSETS	$4,834,954			$4,355,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,279,517	$813	0.14%	$1,946,219	$3,189	0.65%
Time Deposits	540,248	1,679	1.24%	725,347	3,210	1.75%
FHLB Advances and Other Borrowings	212,859	1,233	2.30%	286,587	1,934	2.68%
TOTAL INTEREST-BEARING LIABILITIES	3,032,624	3,725	0.49%	2,958,153	8,333	1.12%
Demand Deposit Accounts	1,144,685			797,337
Other Liabilities	54,490			42,174
TOTAL LIABILITIES	4,231,799			3,797,664
Shareholders’ Equity	603,155			557,447
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,834,954			$4,355,111

COST OF FUNDS			0.33%			0.83%
NET INTEREST INCOME		$39,301			$39,310
NET INTEREST MARGIN			3.50%			3.93%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the third quarter of 2020, net interest income totaled $38,388,000, a decline of $190,000, or less than 1%, compared to the third quarter of 2019 net interest income of $38,578,000.

The relative stability in net interest income during the third quarter of 2020 compared with the third quarter of 2019 was largely attributable to an increased level of average earning assets driven by participation in the PPP and a larger investment portfolio driven by significant deposit growth during the second quarter of 2020. The average balance of PPP loans during the third quarter of 2020 was $351 million while net fees recognized through interest income on these loans totaled $1.5 million. Also contributing to the relatively stable net interest income was a significantly reduced cost of funds and a corresponding decline in the interest cost of interest bearing liabilities.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.50% for the third quarter of 2020 compared to 3.93% during the third quarter of 2019. The tax equivalent yield on earning assets was 3.83% during the quarter ended September 30, 2020 compared to 4.76% in the same period of 2019, while the cost of funds (expressed as a percentage of average earning assets) was 0.33% during the quarter ended September 30, 2020 compared to 0.83% in the same period of 2019. The decline in the tax equivalent net interest margin during the third quarter of 2020 compared with the third quarter of 2019 was attributable to lower market interest rates, excess liquidity on the balance sheet, the 1% interest rate applicable to the PPP loans and a lower level of accretion on acquired loans. Accretion of loan discounts on acquired loans contributed approximately 11 basis points to the net interest margin on an annualized basis in the third quarter of 2020 and 20 basis points in the third quarter of 2019.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2020 and 2019. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$160,818	$287	0.24%	$25,699	$389	2.03%
Securities:
Taxable	548,229	8,166	1.99%	546,319	10,554	2.58%
Non-taxable	381,530	10,495	3.67%	299,937	8,996	4.00%
Total Loans and Leases(2)	3,191,254	112,702	4.72%	2,840,435	111,350	5.24%
TOTAL INTEREST EARNING ASSETS	4,281,831	131,650	4.10%	3,712,390	131,289	4.73%
Other Assets	397,224			355,759
Less: Allowance for Credit Losses	(37,492)			(16,265)
TOTAL ASSETS	$4,641,563			$4,051,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,164,832	$5,303	0.33%	$1,825,643	$8,829	0.65%
Time Deposits	588,121	6,589	1.50%	668,037	8,745	1.75%
FHLB Advances and Other Borrowings	225,477	4,230	2.51%	287,599	5,752	2.67%
TOTAL INTEREST-BEARING LIABILITIES	2,978,430	16,122	0.72%	2,781,279	23,326	1.12%
Demand Deposit Accounts	1,022,884			735,097
Other Liabilities	51,324			32,976
TOTAL LIABILITIES	4,052,638			3,549,352
Shareholders’ Equity	588,925			502,532
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$4,641,563			$4,051,884

COST OF FUNDS			0.50%			0.84%
NET INTEREST INCOME		$115,528			$107,963
NET INTEREST MARGIN			3.60%			3.89%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

Net interest income increased $7,293,000, or 7%, for the nine months ended September 30, 2020 compared with the same period of 2019. The increased level of net interest income during the first nine months of 2020 compared with the same period of 2019 was driven primarily by a higher level of average earning assets resulting from the acquisition of Citizens First, participation in the PPP and a larger investment portfolio driven by significant deposit growth during 2020.

The tax equivalent net interest margin was 3.60% during the first nine months of 2020 compared to 3.89% during the first nine months of 2019. The tax equivalent yield on earning assets was 4.10% during the nine months ended September 30, 2020 compared to 4.73% in the same period of 2019, while the cost of funds was 0.50% during the first nine months of 2020 compared to 0.84% in the same period of 2019.

The lower net interest margin during the nine months of 2020 compared with the first nine months of 2019 was attributable to lower market interest rates, excess liquidity on the balance sheet that resulted from significant deposit growth during the second quarter of 2020 and the 1% interest rate applicable to the PPP loans. Accretion of loan discounts on acquired loans contributed approximately 15 basis points to the net interest margin on an annualized basis in the nine months ended September 30, 2020 and 16 basis points in the same period of 2019.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2020, the provision for credit losses totaled $4,500,000 under the CECL methodology adopted during the first quarter of 2020 compared with a $2,800,000 provision for loan losses during the third quarter of 2019 under the incurred loss model. The provision for credit losses losses represented approximately 55 basis points of average loans on an annualized basis in the third quarter of 2020 compared to a provision for loan losses of 36 basis points of average loans on an annualized basis in the third quarter of 2019.

During the nine months ended September 30, 2020, the provision for credit losses totaled $15,550,000 under the CECL methodology compared with a $3,725,000 provision for loan losses during the same period of 2019 under the incurred loss model. The provision for credit losses losses represented approximately 65 basis points of average loans on an annualized basis in the first nine months of 2020 compared to a provision for loan losses of 17 basis points of average loans on an annualized basis in the same period of 2019.

The increase in the provision for credit losses during the three and nine months ended September 30, 2020 compared to the provision for loan losses during the same periods of 2019 was primarily due to the recent developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the Company's CECL model.

Net charge-offs totaled $163,000 or 2 basis points on an annualized basis of average loans outstanding during the three months ended September 30, 2020, compared with $3,170,000 or 41 basis points on an annualized basis of average loans outstanding during the same period of 2019. Net charge-offs totaled $713,000 or 3 basis points on an annualized basis of average loans outstanding during the first nine months of 2020, compared with $3,679,000 or 17 basis points on an annualized basis of average loans outstanding during the same period of 2019. The higher level of net charge-offs during the three and nine months ended September 30, 2019 was primarily attributable to a partial charge-off on a single adversely classified commercial lending relationship in the third quarter of 2019.

The provision for credit losses losses made during the three and nine months ended September 30, 2020 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended September 30, 2020, non-interest income totaled $13,279,000, an increase of $1,223,000, or 10%, compared with the third quarter of 2019.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Trust and Investment Product Fees	$1,957	$1,885	$72	4%
Service Charges on Deposit Accounts	1,773	2,395	(622)	(26)
Insurance Revenues	1,989	1,883	106	6
Company Owned Life Insurance	355	364	(9)	(2)
Interchange Fee Income	2,795	2,538	257	10
Other Operating Income	942	1,029	(87)	(8)
Subtotal	9,811	10,094	(283)	(3)
Net Gains on Sales of Loans	2,861	1,649	1,212	73
Net Gains on Securities	607	313	294	94
Total Non-interest Income	$13,279	$12,056	$1,223	10
Service charges on deposit accounts declined $622,000, or 26%, during the third quarter of 2020 compared with the third quarter of 2019. The decline during the third quarter of 2020 compared with the third quarter of 2019 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity.

Interchange fee income increased $257,000, or 10%, during the quarter ended September 30, 2020 compared with the third quarter of 2019. The increased level of fees during the third quarter of 2020 compared with the third quarter of 2019 was due to increased card utilization by customers.

Net gains on sales of loans increased $1,212,000, or 73%, during the third quarter of 2020 compared with the third quarter of 2019. The increase during the third quarter of 2020 compared with the third quarter of 2019 was generally attributable to a higher sales volume and higher pricing levels on loans sold. Loan sales totaled $83.5 million during the third quarter of 2020, compared with $60.4 million during the third quarter of 2019.

The Company realized $607,000 in gains on sales of securities during the third quarter of 2020 compared with $313,000 during the third quarter of 2019. The sales of securities in all periods were done as part of modest shifts in the allocations within the securities portfolio.

During the nine months ended September 30, 2020, non-interest income totaled $39,783,000, an increase of $5,560,000, or 16%, compared with the first nine months of 2019.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Trust and Investment Product Fees	$5,855	$5,365	$490	9%
Service Charges on Deposit Accounts	5,375	6,319	(944)	(15)
Insurance Revenues	7,048	7,017	31	—
Company Owned Life Insurance	1,933	1,552	381	25
Interchange Fee Income	7,753	6,965	788	11
Other Operating Income	2,251	2,361	(110)	(5)
Subtotal	30,215	29,579	636	2
Net Gains on Sales of Loans	7,378	3,660	3,718	102
Net Gains on Securities	2,190	984	1,206	123
Total Non-interest Income	$39,783	$34,223	$5,560	16

Trust and investment product fees increased $490,000, or 9%, during the first nine months of 2020 compared with the first nine months of 2019. The increase was primarily attributable to fees generated from increased assets under management in the Company's wealth management group.

Service charges on deposit accounts declined $944,000, or 15%, during the nine months ended September 30, 2020 compared with the same period of 2019. The decline during 2020 compared with 2019 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity, partially mitigated by the acquisition of Citizens First.

Company owned life insurance revenue increased $381,000, or 25%, during the nine months ended September 30, 2020, compared with the first nine months of 2019. The increase was largely related to death benefits received from life insurance policies.

Interchange fees increased $788,000, or 11%, during the nine months ended September 30, 2020 compared with the first nine months of 2019. The increase during 2020 compared with 2019 was largely attributable to the acquisition of Citizens First and increased card utilization by customers.

Net gains on sales of loans increased $3,718,000, or 102%, during the first nine months of 2020 compared with the same period of 2019. The increase in the net gains on sales of loans during 2020 compared with 2019 was generally attributable to a higher sales volume and higher pricing levels on loans sold. Loan sales totaled $219.4 million during the first nine months of 2020 and $128.8 million during the same period of 2019.

The Company realized $2,190,000 in gains on sales of securities during first nine months of 2020 compared with $984,000 during the same period of 2019. The sales of securities in both periods were done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended September 30, 2020, non-interest expense totaled $29,420,000, a decline of $2,541,000, or 8%, compared with the third quarter of 2019. The third quarter of 2019 non-interest expense included $2,258,000 in acquisition related expenses related to the acquisition of Citizens First Corporation on July 1, 2019.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Salaries and Employee Benefits	$17,409	$17,579	$(170)	(1)%
Occupancy, Furniture and Equipment Expense	3,362	3,751	(389)	(10)
FDIC Premiums	326	—	326	n/m (1)
Data Processing Fees	1,693	2,860	(1,167)	(41)
Professional Fees	875	1,324	(449)	(34)
Advertising and Promotion	708	1,054	(346)	(33)
Intangible Amortization	860	1,064	(204)	(19)
Other Operating Expenses	4,187	4,329	(142)	(3)
Total Non-interest Expense	$29,420	$31,961	$(2,541)	(8)
(1) n/m = not meaningful

Salaries and benefits declined $170,000, or 1%, during the quarter ended September 30, 2020 compared with the third quarter of 2019. The decline in salaries and benefits during the third quarter of 2020 compared with the third quarter of 2019 was primarily attributable to acquisition related expenses of $695,000 during the third quarter of 2019.

Occupancy, furniture and equipment expense declined $389,000, or 10%, during the third quarter of 2020 compared with the third quarter of 2019. The decline during the third quarter of 2020 compared with the third quarter of 2019 was primarily due to the consolidation of three branch office facilities during 2020 and the timing of expenses for normal repairs and maintenance across the Company's branch office network.

FDIC premiums increased $326,000, or 100%, during the third quarter of 2020 compared with the third quarter of 2019. The increase during the third quarter of 2020 to the third quarter of 2019 was related to credits received from the FDIC during the third quarter of 2019. There were no credits received during the third quarter of 2020. The credits received were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Data processing fees declined $1,167,000, or 41%, in the third quarter of 2020 compared with the the third quarter of 2019. The decline in the third quarter of 2020 compared with the third quarter of 2019 was primarily attributable to acquisition related expenses of $999,000 during the third quarter of 2019.

Professional fees declined $449,000, or 34%, in the third quarter of 2020 compared with the third quarter of 2019. The decline in the third quarter of 2020 compared with the third quarter of 2019 was primarily attributable to acquisition related expenses of $401,000 during the third quarter of 2019.

Advertising and promotion expense declined $346,000, or 33%, in the third quarter of 2020 compared with the third quarter of 2019. The decline in the third quarter of 2020 compared with the third quarter of 2019 was largely attributable to a decline in advertising expense due in part to the COVID-19 pandemic.

During the nine months ended September 30, 2020, non-interest expense totaled $87,836,000, an increase of $3,498,000, or 4%, compared with the first nine months of 2019. The increase in the first nine months of 2020 was largely impacted by the inclusion of operating expenses related to the acquisition of Citizens First.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2020	2019	Change	Change
Salaries and Employee Benefits	$50,691	$46,740	$3,951	8%
Occupancy, Furniture and Equipment Expense	10,424	10,182	242	2
FDIC Premiums	449	533	(84)	(16)
Data Processing Fees	5,142	6,246	(1,104)	(18)
Professional Fees	3,041	3,825	(784)	(20)
Advertising and Promotion	2,661	2,860	(199)	(7)
Intangible Amortization	2,729	2,709	20	1
Other Operating Expenses	12,699	11,243	1,456	13
Total Non-interest Expense	$87,836	$84,338	$3,498	4

Salaries and benefits increased $3,951,000, or 8%, during the nine months ended September 30, 2020 compared with the same period of 2019. The increase in salaries and benefits during the first nine months of 2020 compared with the first nine months of 2019 was largely attributable to an increased number of full-time equivalent employees due in part to the acquisition of Citizens First.

Occupancy, furniture and equipment expense increased $242,000, or 2%, during the first nine months of 2020 compared with the same period of 2019. The increase during 2020 compared with 2019 was primarily due to operating costs related to the Citizens First acquisition.

Data processing fees declined $1,104,000, or 18%, during the nine months ended September 30, 2020 compared with the same period of 2019. The decline in data processing fees during the first nine months of 2020 compared with 2019 was largely due to acquisition related costs during 2019 which totaled $1,233,000.

Professional fees declined $784,000, or 20%, during the first nine moths of 2020 compared with the first nine months of 2019. The first nine months of 2019 included $1,115,000 of professional fees related to the Citizens First acquisition which resulted in the overall decline in professional fees when comparing the nine months ended September 30, 2020 with the same period of 2019.

Other operating expenses increased $1,456,000, or 13%, during the nine months ended September 30, 2020 compared with the same period of 2019. The increase during 2020 compared with 2019 was largely impacted by the recent acquisition activity.

Income Taxes:

The Company’s effective income tax rate was 17.8% and 17.7%, respectively, during the three months ended September 30, 2020 and 2019. The Company’s effective income tax rate was 16.5% during the nine months ended September 30, 2020 and 2019. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $4.853 billion at September 30, 2020, representing an increase of $455.2 million, or 14% on an annualized basis, compared with December 31, 2019. The increase in total assets during the first nine months of 2020 has been impacted by the Company's participation in the PPP and by significant growth of deposits. As of September 30, 2020 compared with December 31, 2019, federal funds sold and other short-term investments increased by $149.1 million and the Company's securities available for sale portfolio increased by $182.1 million. These increases were largely driven by the increased level of deposits. In addition, loans increased $143.3 million as of the end of September 30, 2020 compared with December 31, 2019 impacted primarily by the Company's participation in the PPP.

September 30, 2020 total loans increased $143.3 million, or 6% on an annualized basis, compared with December 31, 2019. The increase in loans during the first nine months of 2020 compared with year-end 2019 was primarily the result in the Company's participation in the PPP. Excluding the $351.3 million in PPP loans ($341.8 million net of deferred fees) at September 30, 2020, total loans declined by $198.5 million, or 6% on an annualized basis, during the first nine months of 2020 compared with year-end 2019. The decline in total loans, excluding the PPP loans, was impacted by continued elevated pay-offs within the commercial real estate loan portfolio, reduced line utilization within the commercial loan portfolio partially attributable to the PPP loan originations during 2020, and continued pay-downs in the Company's residential and home equity loan portfolios related to the current interest rate environment.

End of Period Loan Balances: (dollars in thousands)	September 30, 2020	December 31, 2019	Current Period Change
Commercial and Industrial Loans and Leases	$839,022	$589,758	$249,264
Commercial Real Estate Loans	1,453,280	1,495,862	(42,582)
Agricultural Loans	376,215	384,526	(8,311)
Home Equity and Consumer Loans	294,276	306,972	(12,696)
Residential Mortgage Loans	262,439	304,855	(42,416)
Total Loans	$3,225,232	$3,081,973	$143,259

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2020	December 31, 2019
Commercial and Industrial Loans and Leases	$7,906	$4,799
Commercial Real Estate Loans	28,382	4,692
Agricultural Loans	6,715	5,315
Home Equity and Consumer Loans	1,624	634
Residential Mortgage Loans	2,141	333
Unallocated	—	505

Total Allowance for Credit Losses	$46,768	$16,278

The Company’s allowance for credit losses totaled $46.8 million at September 30, 2020 compared to $16.3 million at December 31, 2019. The allowance for credit losses represented 1.45% of period-end loans at September 30, 2020 compared with 0.53% of period-end loans at December 31, 2019. Total PPP loans included in the Commercial and Industrial Loan category totaled $351.3 million at September 30, 2020. These loans are guaranteed by the SBA and have minimal impact on the allowance for credit losses.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. As a result, the Company recognized a one-time cumulative adjustment to the allowance for credit losses of $15.7 million. The increase was primarily related to the Company's acquired loan portfolio which totaled approximately $851.1 million at the time of adoption. The increase included $6.9 million in non-accretable credit marks allocated to purchased credit deteriorated loans which were grossed up between loans and the allowance for credit losses. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of September 30, 2020, the Company held net discounts on acquired loans of $8.6 million.

In addition, the allowance for credit losses increased during the nine months ended September 30, 2020, as a result of the Company recording a $15.6 million provision for credit losses while recording net charge-offs of approximately $713,000. The provision for credit losses was elevated in the first nine months of 2020 primarily due to the recent developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The following is an analysis of the Company’s non-performing assets at September 30, 2020 and December 31, 2019:

Non-performing Assets: (dollars in thousands)	September 30, 2020	December 31, 2019
Non-accrual Loans	$22,878	$13,802
Past Due Loans (90 days or more)	—	190
Total Non-performing Loans	22,878	13,992
Other Real Estate	425	425
Total Non-performing Assets	$23,303	$14,417

Restructured Loans	$113	$116

Non-performing Loans to Total Loans	0.71%	0.45%
Allowance for Loan Loss to Non-performing Loans	204.42%	116.34%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commercial and Industrial Loans and Leases	$8,519	$4,940	$—	$190
Commercial Real Estate Loans	10,282	3,433	—	—
Agricultural Loans	2,643	2,739	—	—
Home Equity Loans	200	79	—	—
Consumer Loans	171	115	—	—
Residential Mortgage Loans	1,063	2,496	—	—
Total	$22,878	$13,802	$—	$190

Non-performing assets totaled $23.3 million at September 30, 2020 compared to $14.4 million at December 31, 2019. Non-performing assets represented 0.48% of total assets at September 30, 2020 and 0.33% at December 31, 2019. Non-performing loans totaled $22.9 million at September 30, 2020 compared to $14.0 million at December 31, 2019. Non-performing loans represented 0.71% of total loans at September 30, 2020 compared to 0.45% at December 31, 2019. The increase in the level of non-performing assets and non-performing loans at September 30, 2020 compared with year-end 2019 was largely attributable to the $6.9 million gross-up of purchase credit deteriorated loans upon the adoption of the CECL standard. Also contributing to the increase in the level of non-performing assets and non-performing loans at September 30, 2020 compared with year-end 2019 was the movement of a single commercial real estate credit relationship in the lodging industry to non-accrual status during the third quarter of 2020.

September 30, 2020 total deposits increased $549.7 million, or 21% on an annualized basis, compared to December 31, 2019. The increase in total deposits at September 30, 2020 compared with year-end 2019 was partially attributable to the Company's participation in the PPP as well as an overall inflow of customer deposits since the start of the COVID-19 pandemic.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2020	December 31, 2019	Current Period Change
Non-interest-bearing Demand Deposits	$1,185,814	$832,985	$352,829
Interest-bearing Demand, Savings, & Money Market Accounts	2,278,826	1,965,640	313,186
Time Deposits < $100,000	272,530	314,789	(42,259)
Time Deposits of $100,000 or more	242,504	316,607	(74,103)
Total Deposits	$3,979,674	$3,430,021	$549,653

Capital Resources:

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company repurchased 4,047 shares of common stock under the 2020 repurchase plan during the third quarter of 2020 at an average price of $26.93 per share. The Company repurchased 221,302 shares of common stock under the 2020 repurchase plan during the first nine months of 2020 at an average price of $26.09 per share.

As of September 30, 2020, shareholders’ equity increased by $30.2 million to $604.0 million compared with $573.8 million at year-end 2019. The increase in shareholders' equity was in part attributable to an increase of $15.6 million in accumulated other comprehensive income primarily related to the increase in value of the Company's available-for-sale securities portfolio. In addition, retained earnings increased $19.5 million due to the first nine months of 2020 net income of $41.3 million which was partially offset by the payment of $15.1 million in shareholder dividends and a $6.7 million charge relating to the implementation of CECL on January 1, 2020. Also impacting total shareholders' equity was the repurchase of common stock under the Company's share repurchase plan which totaled $5.8 million during the first nine months of 2020.

Shareholders’ equity represented 12.4% of total assets at September 30, 2020 and 13.0% of total assets at December 31, 2019. Shareholders’ equity included $131.8 million of goodwill and other intangible assets at September 30, 2020 compared to $134.0 million of goodwill and other intangible assets at December 31, 2019.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

As of January 1, 2015, the Company and its subsidiary bank adopted the new Basel III regulatory capital framework. The adoption of this new framework modified the regulatory capital calculations, minimum capital levels and well-capitalized thresholds and added the new Common Equity Tier 1 capital ratio. Additionally, under the new rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a capital conservation buffer above the adequately capitalized regulatory capital ratios. The capital conservation buffer was phased in from 0.00% in 2015 to 2.50% in 2019. For both September 30, 2020 and December 31, 2019, the capital conservation buffer was 2.50%. At September 30, 2020, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2020 Ratio	12/31/2019 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.62%	14.28%	8.00%	N/A
Bank	13.60%	12.82%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.66%	12.67%	6.00%	N/A
Bank	12.80%	12.35%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.21%	12.23%	4.50%	N/A
Bank	12.80%	12.35%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.05%	10.53%	4.00%	N/A
Bank	9.42%	10.27%	4.00%	5.00%
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
On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act. Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The first of the April 2020 interim final rules provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The federal banking regulators adopted the two interim rules as final, without any changes, on October 9, 2020. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $145.8 million during the nine months ended September 30, 2020 ending at $249.7 million.  During the nine months ended September 30, 2020, operating activities resulted in net cash inflows of $56.2 million. Investing activities resulted in net cash outflows of $304.1 million during the nine months months ended September 30, 2020 primarily resulting from the investment of excess liquidity into the available for sale securities portfolio and loan portfolio growth resulting from the Company's participation in the PPP.  Financing activities resulted in net cash inflows for the nine months ended September 30, 2020 of $393.7 million primarily related to growth in the Company's deposit portfolio.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2020, the parent company had approximately $57.9 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2020 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$161,473	1.90%
+1%	159,746	0.81%
Base	158,469	—
-1%	156,284	(1.38)%
-2%	155,749	(1.72)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2020 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).
Interest Rate Sensitivity as of September 30, 2020 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$495,769	7.40%	10.90%	115 b.p.
+1%	485,320	5.14%	10.45%	70 b.p.
Base	461,603	—	9.75%	—
-1%	376,646	(18.40)%	7.89%	(186) b.p.
-2%	380,907	(17.48)%	7.93%	(182) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments in any pending legal proceedings previously reported by the Company. In addition, there are no other pending legal proceedings, other than litigation incidental to the ordinary business of the Company, of a material nature to which the Company is a party or of which any of its properties are subject.

Item 1A.  Risk Factors

Except for the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic and measures intended to prevent its spread have adversely impacted the Company’s business and financial results, and the continued impact will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the pandemic and further actions taken by governmental authorities and other third parties to contain and treat the virus.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2020	—	—	—	782,745
August 2020	—	—	—	782,745
September 2020	4,047	$26.93	4,047	778,698
Total	4,047	$26.93	4,047

(1) On January 27, 2020, the Company announced that its Board of Directors had approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company repurchased 4,047 shares of common stock under the repurchase plan during the quarter ended September 30, 2020.

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

GERMAN AMERICAN BANCORP, INC.

Date: November 6, 2020	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By: /s/Bradley M. Rust
Bradley M. Rust
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)