Form 10-K
period 2020-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2021-02-26
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2020 was approximately $772,356,248. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 15, 2021, there were outstanding 26,502,157 common shares, no par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 20, 2021, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2020

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
Basel III Rules:    Regulatory capital rules agreed to by the Basel Committee on Banking Supervision, as issued by the FRB and OCC and published in the Federal Register on October 11, 2013
BHC Act:     Bank Holding Company Act of 1956, as amended
BSA:     Bank Secrecy Act (Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970)
CAA: 2021 Consolidated Appropriations Act enacted on December 27, 2020, which included a $900 billion COVID-19 relief package

CARES Act: Coronavirus Aid, Relief and Economic Security Act

CBLR:     Community bank leverage ratio, which is the subject of rules adopted by federal banking regulators on October 29,2019 (the "CBLR framework")
CECL:     Current expected credit losses, which are the subject of an accounting standard under GAAP
CET1:     Common Equity Tier 1 Capital
CFPB:     Consumer Financial Protection Bureau
Citizens First:     Citizens First Corporation, which was acquired by the Company on July 1, 2019
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

FHLB:     Federal Home Loan Bank
First Security:     First Security, Inc., which was acquired by the Company on October 15, 2018
FRB:     Board of Governors of the Federal Reserve System
GAAP:    Generally Accepted Accounting Principles in the United States of America
GLB Act:     Gramm-Leach-Bliley Financial Modernization Act of 1999
LIBOR:     London Interbank Offered Rate
MBS:     Mortgage-backed securities
Notes: The Company’s 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029, issued and sold on June 25, 2019, in an aggregate principal amount of $40.0 million

NPV:     Net portfolio value
OCC:     Office of the Comptroller of the Currency
OFAC:     U.S. Treasury Department Office of Foreign Assets Control
PCAOB:     Public Company Accounting Oversight Board (United States)
PCD: Purchased with credit deterioration

PCI: Purchased credit impaired

PPP: Paycheck Protection Program established under the CARES Act

PPPL Facility: Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act

SBA: Small Business Administration

SEC:    Securities and Exchange Commission
SOFR: Secured Overnight Funding Rate recommended by the Alternative Reference Rate Committee as an alternative to LIBOR

TDR: Troubled Debt Restructurings

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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 73 banking offices in 20 contiguous southern Indiana counties and eight counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

Office Locations

The map below illustrates the locations of the Company’s 74 retail and commercial banking, insurance and investment offices as of February 15, 2021.

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana, Kentucky and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., trust and financial planning services offered by the Bank and the brokerage products and financial planning services offered by German American Investment Services, Inc. In addition, financial technology, or “FinTech,” companies are emerging in key areas of banking. Many of these competitors have substantially greater resources than the Company.

Human Capital
At February 15, 2021, the Company and its subsidiaries employed approximately 770 full-time equivalent employees. There are no collective bargaining agreements, and we consider employee relations to be good.

People come first at German American. It is through our employees, and their ties to the local community, that we are able to proudly support the communities we serve. We are deeply rooted in these communities. Engrained in our culture is a commitment to give back to the individuals, families, and businesses in our communities. We have a long history of community involvement, from both a contributory standpoint and a dedication to hands-on volunteer efforts.

German American strives to attract, develop, and retain talented individuals in every community we serve. We understand that, in order to deliver the best financial products and services to our clients, we need to invest in our team’s personal and professional success, which includes helping to create a work/life balance and providing further growth opportunities. As a result, our employees have demonstrated a desire and determination to succeed. Our culture encourages them to take initiative, accept challenges, and achieve goals. Their vast knowledge base and expertise enables them to work efficiently while providing customer service excellence to support strong performance. German American’s reputation relies on integrity. Our team trusts each other in words and actions, which enables our customers to trust our brand. We value honesty, open communication, diverse perspectives, and high ethical principles.

We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in an intensely competitive environment for employees. Retention of skilled and highly trained employees is critical to our strategy of being a trusted resource to our communities and strengthening relationships with our customers through our employees. Furthering our philosophy to attract and retain talented and motivated employees who will continue to advance our purpose and contribute to our overall success, our compensation and benefits programs include: medical, dental and vision plans; a 401(k) deferred compensation and profit sharing plan, with matching contribution, which covers substantially all employees; flexible spending and health savings accounts, life insurance and a robust employee assistance program that covers an array of work-life benefits that supports employee well-being. In addition, we offer supplemental benefits such as accident, critical illness and hospital indemnity policies, quarterly performance incentives, discounted bank services and an Employee Stock Purchase Plan.

We also invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks. Full-time and part-time employees are eligible for tuition reimbursement for work-related courses taken through a community college or university. Employees are also able to participate in on-the-job learning, classroom learning, mentoring and other internal and external career development programs. These programs focus on enhancing current skills as well as developing our next generation of leaders, bankers, commercial lenders and other financial professional roles.

In order to develop a workforce that aligns with our corporate values, we regularly sponsor local community events. We believe that the well-being of our employees and their personal and professional development is furthered by our outreach to the communities we serve. Our employees’ desire for active community involvement enables us to sponsor many local community events and initiatives, including leading financial literacy classes in community schools and volunteering to enhance the arts, education, economic development, and overall community enrichment in our footprint.

The health and well-being of our employees and customers will always be our top priority. This, of course, came to the forefront as COVID-19 began to spread exponentially in early 2020. In response, we took swift steps by implementing a work-from-home policy for over 40% of our employees, prioritizing drive-thru and appointment banking, and educating our customers on a multitude of electronic delivery options, such as mobile banking, online banking, bill pay, and treasury management.

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
Under FRB policy and the Dodd-Frank Wall Street Reform and Consumer Protection Act, a complex and wide-ranging statute (the “Dodd-Frank Act”), the Company is required to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank, even in circumstances where the Company might not do so absent such a requirement. Under current federal law, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. It may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.
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
The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain:
•a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets of 4.5%, plus a 2.5% “conservation buffer” (bringing the Common Equity Tier 1 Capital to risk-weighted assets ratio to a total of at least 7.0%);
•a minimum ratio of Tier 1 Capital to risk-weighted assets of 6% plus the conservation buffer (which results in a minimum required total Tier 1 Capital to risk-weighted assets ratio of 8.5%);
•a minimum ratio of Total Capital (that is, Tier 1 Capital plus instruments includable in a tier called Tier 2 Capital) to risk-weighted assets of at least 8.0% plus the conservation buffer (which results in a minimum Total Capital to risk-weighted assets ratio of 10.5%); and
•a minimum leverage ratio of 4% (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets).

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
On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to, among other things: (i) address implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the FASB issued the CECL accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. The Company adopted the CECL standard on January 1, 2020.
In an action related to the CARES Act (see “- COVID-19, The CARES Act and Related Legislative and Regulatory Actions” below), federal banking regulators issued, on March 27, 2020, an interim final rule that allows banking organizations to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year phase-in period discussed above. The Company has elected to adopt the option provided by the interim final rule, which will largely delay the effects of CECL on its regulatory capital through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. For information about the one-time cumulative adjustment to our allowance for credit losses and changes in the allowance during 2020, please see Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility, which provides Federal Reserve Bank loans to eligible financial institutions such as the Bank to fund PPP loans (the “PPPL Facility”), in order to facilitate use of the PPPL Facility, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility. See “- COVID-19, The CARES Act and Related Regulatory Actions” below for additional information.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank was well-capitalized throughout 2020, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had $1.7 million of such brokered deposits at December 31, 2020. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2020, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2020, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.
On October 29, 2019, the FRB, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (“CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018 (the “Economic Growth Act”). Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, would be eligible to opt-in to the CBLR framework. The community bank leverage ratio is the ratio of a banking organization’s Tier 1 Capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, the Company and the Bank would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the FRB’s and FDIC’s Prompt Corrective Action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework. Pursuant to the CARES Act, federal banking regulators issued interim final rules in April 2020 lowering the community bank leverage ratio threshold to 8% beginning in the second quarter and for the remainder of calendar year 2020, and to 8.5% for calendar year 2021, until it returns to 9% thereafter. The interim final rules, which were adopted as final, without any changes, on October 9, 2020, also established a two-quarter grace period for a qualifying community banking organization whose leverage ratio falls no more than 100 basis points below the applicable community bank leverage ratio. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2020, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $99 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
The so-called Volcker Rule, which was adopted under the Dodd-Frank Act, prohibits banking entities from, among other things, (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds (“covered funds”). Community banks like the Bank have been afforded some relief under these final rules from onerous compliance obligations created by the rules; if banks are engaged only in exempted proprietary trading, such as trading in U.S. government, agency, state and municipal obligations, they are exempt entirely from compliance program requirements. Moreover, even if a community bank engages in proprietary trading or covered fund activities under the rule, they need only incorporate references to the Volcker Rule into their existing policies and procedures. The Economic Growth Act also served to raise the threshold of banks subject to the Volcker Rule to only those with more than $10 billion in assets. Although we do not yet meet that threshold, even if we were subject to it, we do not expect that the Volcker Rule would have any material financial implications on us or our investments or activities.
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
COVID-19, The CARES Act and Related Legislative and Regulatory Actions

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. While quarantine and lock-down orders have been lifted and vaccination efforts are underway, COVID-19 has not yet been contained and commercial activity has not yet returned to the levels existing prior to the pandemic outbreak. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.
The CARES Act and the Paycheck Protection Program. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives.
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company’s PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government. The Company anticipates that the majority of the PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As discussed below under “The 2021 Consolidated Appropriations Act,” an additional $284 billion in funding has been made available under the PPP, with authority to make loans under the program being extended through March 31, 2021. During 2021, the Bank plans to offer additional PPP loans as authorized under the CAA.
Loan Modifications and Troubled Debt Restructures. On April 7, 2020, the FRB, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.
Regulatory Capital. The CARES Act, the CAA and certain actions by federal banking regulators have resulted in modifications to, or delays in implementation of, various regulatory capital rules applicable to banking organizations. See “Capital Requirements” above for additional information.

The 2021 Consolidated Appropriations Act. On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”). In addition to providing direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA also (i) established an additional $284 billion in funding for the PPP through March 31, 2021, and (ii) further suspended the exception for loan modifications to not be classified as TDRs if certain criteria are met.
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
Forward-Looking Statements and Associated Risks

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; the impact of the COVID-19 pandemic; adequacy of the Company’s capital under regulatory requirements and of its allowance for loan losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; acquisitions or mergers; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this Report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “should”, “would”, “could”, “can”, “may”, “will”, “might” and similar expressions, as they relate to us or our management, identify forward-looking statements.
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
Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include but not limited to:
•the impact on our business, operations, financial condition, liquidity and results of operations arising out of the COVID-19 pandemic;
•the unknown future direction of interest rates and the timing and magnitude of any changes in interest rates;
•changes in competitive conditions;
•the introduction, withdrawal, success and timing of asset/liability management strategies or of mergers and acquisitions and other business initiatives and strategies;
•changes in customer borrowing, repayment, investment and deposit practices;
•changes in fiscal, monetary and tax policies;
•changes in financial and capital markets;
•potential deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;
•capital management activities, including possible future sales of new securities, or possible repurchases or redemptions by the Company of outstanding debt or equity securities;
•risks of expansion through acquisitions and mergers, such as unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base or employee base of the acquired institution or branches, and difficulties in integration of the acquired operations;
•factors driving impairment charges on investments;
•the impact, extent and timing of technological changes;
•potential cyber-attacks, information security breaches and other criminal activities;

•litigation liabilities, including related costs, expenses, settlements and judgments, or the outcome of matters before regulatory agencies, whether pending or commencing in the future;
•actions of the FRB;
•the possible effects of the replacement of the London Interbank Offering Rate (LIBOR);
•the impact of the current expected credit loss (CECL) standard;
•changes in accounting principles and interpretations,
•potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;
•actions of the regulatory authorities under the Dodd-Frank Act and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms;
•impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to CFPB rules and regulations; and
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.

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
Risks Related to the COVID-19 Pandemic

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

COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, continues to significantly impact the global economy (including the states and local economies in which we operate) and create significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic has caused, and could continue to influence, the recognition of credit losses in the Company’s loan portfolios and increases in the Company’s allowance for credit losses as our customers are negatively impacted by the economic downturn. In addition, governmental actions have resulted in decreased interest rates and yields, which may lead to decreases in the Company’s net interest income and noninterest income.

As our banking regulators have encouraged us to work prudently with borrowers who are unable to meet their contractual payment obligations due to the effects of COVID-19, the Bank has provided certain hardship relief primarily in the form of payment deferrals. As a result, the Bank has made short-term loan modifications for borrowers who are current and otherwise not past due. As provided under the CARES Act and extended by the 2021 Consolidated Appropriations Act, these qualified loan modifications are currently exempt by law from classification as troubled debt restructures as defined by GAAP. The potential adverse impact resulting from the inability of these borrowers to repay loans on a timely basis cannot be determined at this time. However, the extent of such impact, as reflected in the Company’s financial statements, may be muted by these loan modifications, which could have the effect of delaying loss recognition until after any applicable deferral period.

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

COVID-19 has not yet been contained and the extent to which it continues to impact the Company’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the outbreak, the potential for a seasonal or other resurgence, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section. While we do not yet know the full extent of its impact, the pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on the Company’s business, results of operations and financial condition, which could be material.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act was enacted, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses, eligible nonprofits and certain others can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. Under the terms of the PPP, loans are to be fully guaranteed by the SBA. Congress has approved additional funding for the program since it began, most recently on December 27, 2020 as part of the 2021 Consolidated Appropriations ACT, whereby authority to make loans under the program was extended through March 31, 2021. The Bank has participated and is participating as a lender in the PPP. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Company to risks relating to noncompliance with the PPP.

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

The ongoing COVID-19 pandemic is increasing cyber-security risks.

The ongoing COVID-19 pandemic is introducing additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of pandemic, there has been an increase attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

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

Since its passage in 2010, the Dodd-Frank Act (discussed in “Business - Regulation and Supervision” of Item 1 above) has resulted in sweeping changes in the regulation of financial institutions. The Dodd-Frank Act contains numerous provisions that affect all banks and bank holding companies. While many of these provisions have been implemented, others are still being drafted. As a result, the impact of the future regulatory requirements continues to be uncertain. However, we expect the way we conduct business to continue to be affected by these regulatory requirements, including through limitations on our ability to pursue certain lines of business, enhanced reporting obligations, increased costs (which adversely affect our profitability) and increased risk that we might not comply in all respects with the new requirements.

In addition, significant new laws or changes in, or repeals of, existing laws (including changes in federal or state laws affecting corporate taxpayers generally or financial institutions specifically) could have a material adverse effect on our business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions, and any unfavorable change in these conditions could have a material adverse effect on our business, financial condition, results of operations or liquidity.

We are required to maintain certain minimum amounts and types of capital and may be subject to more stringent capital requirements in the future. A failure to meet applicable capital requirements could have an adverse effect on us.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, banking regulators change these capital adequacy guidelines. For example, as a result of the Basel III Rules required by the Dodd-Frank Act, we are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past. See “Business - Regulation and Supervision, Capital Requirements” of Item 1 above for additional information. We currently satisfy the well-capitalized and capital conservation standards set forth in Basel III, and based on our current capital composition and levels, we anticipate that our capital ratios, on a Basel III basis, will continue to exceed the well-capitalized minimum capital requirements and capital conservation buffer standards. However, a failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends. Higher capital levels could also lower our return on equity.

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

We have adopted new accounting guidance, specifically the current expected credit loss (“CECL”) standard, to account for our credit losses that may be more volatile and may adversely impact our financial statements when forecasted market conditions change.

Effective January 1, 2020, the Company adopted the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the incurred loss model, which delays recognition until it is probable a loss has been incurred. As a result, the CECL model may create more volatility in our earnings and the level of our allowance for credit losses.

Our allowance for credit losses may not be adequate to cover actual losses.

We maintain an allowance for credit losses for the expected credit losses over the contractual life of the loan portfolio as well as unfunded loan commitments. The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. We have also included assumptions about the severity and duration of the effects of the COVID-19 pandemic on our borrowers, their industry, and on economic conditions in general, all of which are highly uncertain and for which we have no historical experience to draw upon. If our assumptions and judgments used to determine the allowance for credit losses prove to be incorrect or if the value of the collateral securing the loans decreases substantially, the allowance may not be adequate. We could sustain actual loan losses that are significantly higher than the amount of our allowance for credit losses.

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

The replacement of the LIBOR benchmark interest rate may have an impact on the our business, financial condition or results of operations.

Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have interest rate derivatives that reference LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between the Bank’s costs to raise funds for SOFR as compared to LIBOR.

In November 2020, the LIBOR administrator published a consultation regarding its intention to delay the date on which it will cease publication of U.S. dollar LIBOR from December 31, 2021 to June 30, 2023 for the most common tenors of U.S. dollar LIBOR, but indicated no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Also, in November 2020, the Federal Reserve Board issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. dollar LIBOR, and federal banking regulators issued a release encouraging banks to stop entering into U.S. dollar LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued. It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark. In any event, the implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may cause significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. The consequences of a market-wide transition from LIBOR cannot be predicted. However, they could have an adverse impact on the value of LIBOR-linked loans and other financial obligations, or extensions of credit held by or due to us.

The banking and financial services business in our markets is highly competitive.

We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. Financial technology, or “FinTech,” companies are also emerging in key areas of banking. Our competitors may have substantially greater resources and lending limits than we have and may offer services that we do not or cannot provide. Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures. Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also “Business - Competition” and “Business - Regulation and Supervision” under Item 1 of Part I of this Report.

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

Any change in federal or state tax laws or regulations, including any increase in the federal corporate income tax rate from the current level of 21%, could negatively affect our business, financial condition and results of operations.

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

Competition for qualified employees and personnel in the financial services industry (including banking personnel, trust and investments personnel, and insurance personnel) is intense and there are a limited number of qualified persons with knowledge of and experience in our local markets. Our success depends to a significant degree upon our ability to attract and retain qualified loan origination executives, sales executives for our trust and investment products and services, and sales executives for our insurance products and services. We also depend upon the continued contributions of our management personnel, and in particular upon the abilities of our senior executive management, and the loss of the services of one or more of them could harm our business.

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

We may acquire other banks, bank branches and other financial-service-related businesses and assets in the future. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•potential exposure to unknown or contingent liabilities of the acquired assets, operations or company;
•exposure to potential asset quality issues of the acquired assets, operations or company;
•environmental liability with acquired real estate collateral or other real estate;
•difficulty and expense of integrating the operations, systems and personnel of the acquired assets, operations or company;
•potential disruption to our ongoing business, including diversion of our management’s time and attention;
•the possible loss of key employees and customers of the acquired operations or company;
•difficulty in estimating the value of the acquired assets, operations or company; and
•potential changes in banking or tax laws or regulations that may affect the acquired assets, operations or company.

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

Our common stock price constantly changes in response to a variety of factors (some of which are beyond our control), and we expect that our stock price will continue to fluctuate in the future. Factors impacting the price of our common stock include, among others:

•actual or anticipated variations in our quarterly results of operations;
•recommendations or research reports about us or the financial services industry in general published by securities analysts;
•the failure of securities analysts to cover, or continue to cover, us;

•operating and stock price performance of other companies that investors believe are comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding us, or our reputation, competitors or other financial institutions;
•actual or anticipated sales of our equity or equity-related securities;
•our past and future dividend practice;
•departure of our management team or other key personnel;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•existing or increased regulatory and compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws and regulations; and
•litigation and governmental investigations.

General market fluctuations, industry factors and general economic and political conditions and events (including the effects of the COVID-19 pandemic, other economic slowdowns or recessions, interest rate changes or credit loss trends) could also cause our stock price to decrease regardless of operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 57 other locations in Southern Indiana 18 in Kentucky of which 56 are owned by the Company and 20 are leased from third parties.

Item 3. Legal Proceedings.

On July 9, 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. The Company believes the plaintiff’s claims are unfounded and intends to defend against them. As such, the Company has filed a motion to dismiss the complaint. The plaintiff has responded and has also stated an intention to amend the complaint. All discovery has been stayed by the Court during the pendency of any motion to dismiss. At this stage of the litigation, it is not possible for the Company’s management to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

There are no other pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

German American Bancorp, Inc.’s stock is traded on the Nasdaq Global Select Market under the symbol GABC.

The Common Stock was held of record by approximately 3,208 shareholders at February 15, 2021.

Transfer Agent:	Computershare Priority Processing 462 South 4th Street Louisville, KY 40202-3467 Contact: Shareholder Relations (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2020, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2020 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, First Internet Bancorp, and First Savings Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Invesment of $100
December 2020
250.00
200.00
150.00
100.00
50.00
2015
2016
2017
2018
2019
2020
German American Bancorp, Inc.
Russell 2000 Index
Russell Microcap
Peer Group

Stock Repurchase Program Information
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2020.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2020	610	$26.95	610	778,088
November 2020	—	—	—	778,088
December 2020	—	—	—	778,088
Totals	610	$26.95	610
(1) On January 27, 2020, the Company's Board of Directors approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company repurchased 610 shares of common stock under the repurchase plan during the quarter ended December 31, 2020.

On January 25, 2021, the Company’s Board of Directors terminated the 2020 repurchase program and approved a new plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 4% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the 2021 repurchase plan.

Equity Compensation Plan Information
The Company maintains three equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2009 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the "2019 ESPP"). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,682,123	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,682,123

(a)On December 31, 2020, participants under the 2019 ESPP exercised options to purchase 6,283 Common Shares at the purchase price of $32.88 per share. The Company settled the option exercises in January 2021 with shares purchased on the open market.
(b)Represents 750,000 shares at December 31, 2020 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 932,123 shares that were available for grant or issuance at December 31, 2020 under the 2019 LTI Plan. As stated in note (a) above, the Company settled certain option exercises in January 2021 with shares purchased on the open market. The issuance of such reacquired shares will result in a 6,283 share reduction in the amount remaining available for future issuance.
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

	2020	2019	2018	2017	2016
Summary of Operations:
Interest Income	$174,369	$176,474	$133,749	$111,030	$103,365
Interest Expense	19,126	31,249	19,139	11,121	8,461
Net Interest Income	155,243	145,225	114,610	99,909	94,904
Provision for Credit Losses	17,550	5,325	2,070	1,750	1,200
Net Interest Income after Provision For Credit Losses	137,693	139,900	112,540	98,159	93,704
Non-interest Income	54,474	45,501	37,070	31,854	32,013
Non-interest Expense	117,123	114,162	93,553	77,803	76,587
Income before Income Taxes	75,044	71,239	56,057	52,210	49,130
Income Tax Expense	12,834	12,017	9,528	11,534	13,946
Net Income	$62,210	$59,222	$46,529	$40,676	$35,184

Year-end Balances:
Total Assets	$4,977,577	$4,397,672	$3,929,090	$3,144,360	$2,955,994
Total Loans, Net of Unearned Income	3,088,072	3,077,091	2,728,059	2,141,638	1,989,955
Total Deposits	4,106,530	3,430,021	3,072,632	2,484,052	2,349,551
Total Long-term Debt	141,624	181,950	126,635	141,717	120,560
Total Shareholders’ Equity	624,709	573,820	458,640	364,571	330,267

Average Balances:
Total Assets	$4,729,006	$4,128,535	$3,380,409	$3,002,695	$2,841,096
Total Loans, Net of Unearned Income	3,185,542	2,899,939	2,339,089	2,036,717	1,904,779
Total Deposits	3,860,397	3,293,934	2,716,712	2,395,146	2,249,892
Total Shareholders’ Equity	594,781	519,010	385,476	350,913	321,520

Per Share Data:
Net Income (1)	$2.34	$2.29	$1.99	$1.77	$1.57
Cash Dividends	0.76	0.68	0.60	0.52	0.48
Book Value at Year-end	23.57	21.51	18.37	15.90	14.42
Tangible Book Value Per Share (2)	18.63	16.49	13.81	13.45	11.94

Other Data at Year-end:
Number of Shareholders	3,218	3,672	3,705	3,459	3,513
Number of Employees	776	821	747	621	605
Weighted Average Number of Shares (1)	26,539,024	25,824,538	23,381,616	22,924,726	22,391,115

Selected Performance Ratios:
Return on Assets	1.32%	1.43%	1.38%	1.35%	1.24%
Return on Equity	10.46%	11.41%	12.07%	11.59%	10.94%
Equity to Assets	12.55%	13.05%	11.67%	11.59%	11.17%
Dividend Payout	32.37%	29.64%	30.25%	29.11%	30.21%
Net Charge-offs (Recoveries) to Average Loans	0.08%	0.17%	0.08%	0.04%	0.04%
Allowance for Credit Losses to Loans	1.52%	0.53%	0.58%	0.73%	0.74%
Net Interest Margin	3.63%	3.92%	3.75%	3.76%	3.75%
(1) Share and Per Share Data includes the dilutive effect of stock options.
(2) Tangible Book Value per Share is defined as Total Shareholders' Equity less Goodwill and Other Intangible Assets divided by End of Period Shares Outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 73 banking offices in 20 contiguous southern Indiana counties and eight counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2018 through 2020 and its financial condition as of December 31, 2019 and 2020. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

SIGNIFICANT BUSINESS DEVELOPMENTS RELATING TO COVID-19
Impact of COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. While quarantine and lock-down orders have been lifted and vaccination efforts are underway, COVID-19 has not yet been contained and commercial activity has not yet returned to the levels existing prior to the pandemic outbreak. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.

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
For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amended the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act.  For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government.
On December 27, 2020, a $900 billion COVID-19 relief package, as passed by the U.S. Congress, was signed into law as part of the 2021 Consolidated Appropriations Act (“CAA”). In addition to providing direct stimulus payments to certain individuals, an increase in unemployment insurance benefits, an extension of the eviction moratorium, relief to the healthcare industry, and additional aid to various other businesses, the COVID-19-related provisions of the CAA also established an additional $284 billion in funding for the PPP through March 31, 2021. The Company is also participating in this phase of the PPP.
During 2020, the Company originated loans totaling approximately $351.3 million in principal amount, on 3,070 PPP loan relationships, under this program. The net processing fees related to the PPP, totaled approximately $12.0 million, and are being recognized over the life of the loans. As a result of the forgiveness of PPP loans which began in the fourth quarter of 2020 for the Company, as of December 31, 2020, remaining PPP loans outstanding totaled $186.0 million with approximately $4.1 million of fees remaining deferred.

Paycheck Protection Program Liquidity Facility
To provide liquidity to small business lenders and the broader credit markets, to help stabilize the financial system, and to provide economic relief to small businesses nationwide, the Board of Governors of the Federal Reserve System (the "FRB") authorized each of the Federal Reserve Banks to participate in the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), pursuant to the Federal Reserve Act. Under the PPPL Facility, each of the Federal Reserve Banks will extend non-recourse loans to eligible financial institutions such as the Bank to fund loans guaranteed by the SBA under the PPP. The Bank has until March 31, 2021 to access funds under the PPPL Facility, unless otherwise further extended by the FRB and the Department of the Treasury. The Company is continuing to assess the PPPL Facility and whether it will utilize the facility as a source of liquidity for its PPP lending.
Loan Modifications and Troubled Debt Restructurings
On April 7, 2020, the FRB, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company has made short-term loan modifications involving both partial and full payment deferrals. The table below shows the payment modifications that were still in effect as of December 31, 2020, with the majority of these credit relationships making full interest payments. The outstanding loan balance subject to payment modifications as of December 31, 2020 was substantially reduced from the comparable balances as of June 30, 2020 and September 30, 2020.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 12/31/2020	As of 9/30/2020

Commercial & Industrial Loans	9	$4,311	0.8%	1.2%
Commercial Real Estate Loans	15	43,951	3.0%	5.7%
Agricultural Loans	—	—	—%	—%
Consumer Loans	9	80	n/m (1)	n/m (1)
Residential Mortgage Loans	4	218	0.1%	0.5%
Total	37	$48,560	1.7%	3.1%
(1) n/m = not meaningful

Lending Exposure to Potentially Impacted Industry Segments
The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders, travel restrictions, business limitations and shutdowns, and social distancing requirements. At December 31, 2020, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment (dollars in thousands)	Number of Loans	Outstanding Balance	% of Total Loans (excludes PPP Loans)	% of Industry Segment Under Deferral

Lodging / Hotels	48	$134,599	4.6%	33.8%
Student Housing	102	86,696	3.0%	—%
Retail Shopping / Strip Centers	64	91,456	3.1%	—%
Restaurants	175	46,891	1.6%	1.2%
Regulatory Capital
Current Expected Credit Loss (CECL) Model. As discussed under Note 1 (Recently Adopted Accounting Guidance) in the Notes to the Consolidated Financial Statements in Item 1 of this Report, effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model referred to as the current expected credit loss (“CECL”) model. On December 21, 2018, federal banking regulators issued a joint final rule to revise their regulatory capital rules to, among other things: (i) address implementation of the CECL accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. However, in an action related to the CARES Act, federal banking regulators issued, on March 27, 2020, an interim final rule that allows banking organizations to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year phase-in period discussed above. The Company has elected to adopt the optional phase-in rules, which will largely delay the effects of CECL on its regulatory capital through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the interim final rule, the amount of adjustments to regulatory capital that can be deferred until the phase-in period includes both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Community Bank Leverage Ratio. On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act. Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The community bank leverage ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. The first of the April 2020 interim final rules provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also established a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains the two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The federal banking regulators adopted the two interim rules as final, without any changes, on October 9, 2020. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
PPP Loans and PPPL Facility. On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the PPPL Facility, the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility.
MANAGEMENT OVERVIEW

Net income for the year ended December 31, 2020 totaled $62,210,000, or $2.34 per share, an increase of $2,988,000, or approximately 2% on a per share basis, from the year ended December 31, 2019 net income of $59,222,000, or $2.29 per share.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2020. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of December 31, 2020, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $46,003,000 and gross unrealized losses totaled approximately $326,000 net of applicable taxes is included in other comprehensive income.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The

Company has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. No impairment to Goodwill was indicated based on year-end testing.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2020 totaled $62,210,000, or $2.34 per share, an increase of $2,988,000, or approximately 2% on a per share basis, from the year ended December 31, 2019 net income of $59,222,000, or $2.29 per share.

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

During the year ended December 31, 2020, net interest income totaled $155,243,000, representing an increase of $10,018,000, or 7%, from the year ended December 31, 2019 net interest income of $145,225,000. The increased level of net interest income during 2020 compared with 2019 was largely attributable to a higher level of average earning assets resulting from acquisition of Citizens First on July 1, 2019, significant deposit growth during 2020 and participation in the PPP. In addition, the recognition of fees related to PPP loans also contributed to higher levels of net interest income, but was partially mitigated by a lower level of accretion of discounts on acquired loans. Fees recognized on PPP loans through net interest income during 2020 totaled $7,981,000. Accretion of discounts on acquired loans totaled $5,769,000 during 2020 compared with $8,559,000 during 2019.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin for the year ended December 31, 2020 was 3.63% compared to 3.92% in 2019. The tax equivalent yield on earning assets totaled 4.07% during 2020 compared to 4.75% in 2019, while the cost of funds (expressed as a percentage of average earning assets) totaled 0.44% during 2020 compared to 0.83% in 2019. Historically low market interest rates impacted the Company's net interest margin. Lower market interest rates have negatively impacted earning asset yields during 2020, with these declines being partially mitigated by a lower cost of funds. Also contributing to the lower net interest margin has been excess liquidity the Company has carried on the balance sheet that resulted from significant deposit growth during 2020 and somewhat muted loan growth.

The Company's net interest margin was impacted by fees recognized as a part of the PPP and accretion of loan discounts on acquired loans. The fees recognized related to the PPP contributed approximately 18 basis points to the net interest margin in 2020. Accretion of loan discounts on acquired loans contributed approximately 13 basis points to the net interest margin in 2020 and 23 basis points in 2019.

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

The tax equivalent net interest margin for the year ended December 31, 2019 was 3.92% compared to 3.75% in 2018. The tax equivalent yield on earning assets totaled 4.75% during 2019 compared to 4.36% in 2018, while the cost of funds totaled 0.83% during 2019 compared to 0.61% in 2018.

The improvement in the net interest margin during 2019 compared to 2018 was related to improved earning asset yields partially offset by an increased cost of funds largely related to higher short-term market interest rates during much of 2019 compared with 2018. Also positively impacting the net interest margin was an increased level of accretion of loan discounts and recoveries on acquired loans. Accretion of loan discounts and recoveries on acquired loans contributed approximately 23 basis points to the net interest margin during 2019 and 8 basis points in 2018.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for all periods presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$209,012	$382	0.18%	$27,166	$522	1.92%	$18,587	$308	1.65%

Securities:
Taxable	555,961	10,447	1.88%	546,191	13,910	2.55%	488,291	12,398	2.54%
Non-taxable	420,294	15,040	3.58%	305,266	12,096	3.96%	280,070	11,341	4.05%
Total Loans and Leases (2)	3,185,542	151,946	4.77%	2,899,939	152,836	5.27%	2,339,089	112,437	4.81%

TOTAL INTEREST EARNING ASSETS	4,370,809	177,815	4.07%	3,778,562	179,364	4.75%	3,126,037	136,484	4.36%

Other Assets	398,102			366,171			270,022
Less: Allowance for Loan Losses	(39,905)			(16,198)			(15,650)

TOTAL ASSETS	$4,729,006			$4,128,535			$3,380,409

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,309,998	$4,089	0.31%	$1,128,457	$8,643	0.77%	$969,922	$5,755	0.59%
Savings Deposits and Money Market Accounts	912,183	1,885	0.21%	733,160	3,406	0.46%	646,636	1,954	0.30%
Time Deposits	567,932	7,722	1.36%	670,802	11,756	1.75%	459,289	5,916	1.29%
FHLB Advances and Other Borrowings	221,832	5,430	2.45%	279,675	7,444	2.66%	257,737	5,514	2.14%

TOTAL INTEREST-BEARING LIABILITIES	3,011,945	19,126	0.63%	2,812,094	31,249	1.11%	2,333,584	19,139	0.82%

Demand Deposit Accounts	1,070,284			761,515			640,865
Other Liabilities	51,996			35,916			20,484
TOTAL LIABILITIES	4,134,225			3,609,525			2,994,933

Shareholders’ Equity	594,781			519,010			385,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,729,006			$4,128,535			$3,380,409

COST OF FUNDS			0.44%			0.83%			0.61%

NET INTEREST INCOME		$158,689			$148,115			$117,345

NET INTEREST MARGIN			3.63%			3.92%			3.75%

(1)Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $15,003, $8,397, and $3,151 for 2020, 2019 and 2018, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2020 compared to 2019 Increase / (Decrease) Due to (1)			2019 compared to 2018 Increase / (Decrease) Due to (1)
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$708	$(848)	$(140)	$159	$55	$214
Taxable Securities	244	(3,707)	(3,463)	1,474	31	1,505
Non-taxable Securities	4,208	(1,264)	2,944	1,003	(241)	762
Loans and Leases	14,325	(15,215)	(890)	28,813	11,586	40,399
Total Interest Income	19,485	(21,034)	(1,549)	31,449	11,431	42,880

Interest Expense:
Savings and Interest-bearing Demand	1,994	(8,069)	(6,075)	1,293	3,047	4,340
Time Deposits	(1,639)	(2,395)	(4,034)	3,275	2,565	5,840
FHLB Advances and Other Borrowings	(1,451)	(563)	(2,014)	499	1,431	1,930
Total Interest Expense	(1,096)	(11,027)	(12,123)	5,067	7,043	12,110

Net Interest Income	$20,581	$(10,007)	$10,574	$26,382	$4,388	$30,770

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

PROVISION FOR CREDIT LOSSES

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During 2020, the provision for credit losses totaled $17,550,000 under the CECL methodology compared with a $5,325,000 provision for loan losses during 2019 under the incurred loss model and $2,070,000 during 2018.

During 2020, the provision for credit losses represented approximately 55 basis points of average loans. The increased level of provision during 2020 compared with 2019 was primarily due to the developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the Company's CECL model. The Company realized net charge-offs of $2,622,000 or 8 basis points of average loans outstanding during 2020.

During 2019, the provision for loan losses represented approximately 18 basis points of average loans. The increased level of provision during 2019 was largely related to an increased level of net charge-offs during 2019 compared with 2018. The Company realized net charge-offs of $4,870,000 or 17 basis points of average loans outstanding during 2019. The increase in net charge-offs during 2019 was primarily attributable to partial charge-offs on two adversely classified commercial lending relationship in the second half of 2019.

The provision for credit losses made during 2020 was made at a level deemed necessary by management to absorb estimated losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors. Refer also to the sections entitled "CRITICAL ACCOUNTING POLICIES AND ESTIMATES" and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for credit losses.

NON-INTEREST INCOME

During the year ended December 31, 2020, non-interest income increased $8,973,000, or 20%, from the year ended December 31, 2019. During the year ended December 31, 2019, non-interest income increased $8,431,000, or 23%, from the year ended December 31, 2018.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2020	2019	2018	2019	2018
Trust and Investment Product Fees	$8,005	$7,278	$6,680	10%	9%
Service Charges on Deposit Accounts	7,334	8,718	7,044	(16)	24
Insurance Revenues	8,922	8,940	8,330	—	7
Company Owned Life Insurance	2,307	2,005	1,243	15	61
Interchange Fee Income	10,529	9,450	7,278	11	30
Other Operating Income	3,388	3,229	2,785	5	16
Subtotal	40,485	39,620	33,360	2	19
Net Gains on Sales of Loans	9,908	4,633	3,004	114	54
Net Gains on Securities	4,081	1,248	706	227	77
TOTAL NON-INTEREST INCOME	$54,474	$45,501	$37,070	20	23

Trust and investment product fees increased $727,000, or 10%, during 2020 compared with 2019. Trust and investment product fees increased $598,000, or 9%, during 2019 compared with 2018. The increase in both years was primarily attributable to fees generated from increased assets under management in the Company's wealth management group.

Service charges on deposit accounts declined $1,384,000, or 16%, during 2020 compared with 2019. The decline during 2020 compared with 2019 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity, partially mitigated by the acquisition of Citizens First. Service charges on deposit accounts increased $1,674,000, or 24%, during 2019 compared with 2018. The increase during 2019 compared with 2018 was positively impacted by the acquisition activity completed during 2018 and 2019.

Insurance revenues were relatively unchanged comparing 2020 to 2019. Insurance revenues increased $610,000, or 7%, during 2019 compared with 2018. The increase during 2019 was attributable to increased commercial insurance revenue and personal insurance revenue as well as increased contingency revenue.

Company owned life insurance revenue increased $302,000, or 15%, during 2020, compared with 2019. The increase was largely related to death benefits received from life insurance policies. Company owned life insurance revenue increased $762,000, or 61%, during 2019 compared with 2018. The increase was largely related to death benefits received from life insurance policies during 2019 with additional increases resulting from the acquisitions completed during 2018 and 2019.

Interchange fees increased $1,079,000, or 11%, during 2020 compared to 2019. The increase during 2020 compared with 2019 was largely attributable to the acquisition of Citizens First and increased card utilization by customers. Interchange fees increased $2,172,000, or 30%, during 2019 compared to 2018. The increase during 2019 was largely attributable to increased card utilization by customers and the acquisition activity completed during 2018 and 2019.

Net gains on sales of loans increased $5,275,000, or 114%, during 2020 compared with 2019. The increase in the net gains on sales of loans during 2020 compared with 2019 was generally attributable to a higher sales volume and higher pricing levels on loans sold. Net gains on sales of loans increased $1,629,000, or 54%, during 2019 compared with 2018. The increase in the net gains on sales of loans during 2019 compared with 2018 was largely attributable to the higher volume of loans sold. Loan sales for 2020, 2019, and 2018 totaled $316.4 million, $185.4 million, and $135.3 million, respectively.

The Company realized $4,081,000 in gains on sales of securities during 2020 compared with $1,248,000 during 2019 and $706,000 during 2018. The sales of securities in all periods were done as part of shifts in the allocations within the securities portfolio.

NON-INTEREST EXPENSE

During 2020, non-interest expense totaled $117,123,000, an increase of $2,961,000, or 3%, compared with 2019. During 2019, non-interest expense increased $20,609,000, or 22%, compared with 2018. The level of non-interest expenses in 2019 and 2018 was impacted by the inclusion of operating expenses related to the branch acquisition completed during the second quarter of 2018 and bank acquisitions completed in the fourth quarter of 2018 and third quarter of 2019. Acquisition-related expenses of a non-recurring nature totaled $3,360,000 during 2019 and $4,592,000 during 2018.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2020	2019	2018	2019	2018
Salaries and Employee Benefits	$68,112	$63,885	$51,306	7%	25%
Occupancy, Furniture and Equipment Expense	14,024	13,776	10,877	2	27
FDIC Premiums	740	533	1,033	39	(48)
Data Processing Fees	6,889	7,927	6,942	(13)	14
Professional Fees	3,998	4,674	5,362	(14)	(13)
Advertising and Promotion	3,589	4,230	3,492	(15)	21
Intangible Amortization	3,539	3,721	1,752	(5)	112
Other Operating Expenses	16,232	15,416	12,789	5	21
TOTAL NON-INTEREST EXPENSE	$117,123	$114,162	$93,553	3	22

Salaries and benefits increased $4,227,000, or 7%, during 2020 compared with 2019. The increase in salaries and benefits during 2020 compared with 2019 was largely attributable to an increased number of full-time equivalent employees during 2020. Salaries and benefits increased $12,579,000, or 25%, during 2019 compared with 2018. The increase during 2019 compared with 2018 was largely attributable to an increased number of full-time equivalent employees due primarily to the acquisition transactions completed during 2018 and 2019.

Occupancy, furniture and equipment expense increased $248,000, or 2%, during 2020 compared with 2019 and increased $2,899,000, or 27%, during 2019 compared with 2018. The increase during 2019 compared with 2018 was primarily due to operating costs related to the acquisition activity during 2018 and 2019.

FDIC premiums increased $207,000, or 39%, during 2020 compared with 2019 and declined $500,000, or 48%, during 2019 compared with 2018. The increase in FDIC premiums during 2020 compared with 2019 was related to a lower level of credits received from the FDIC during 2020 compared with 2019. The decline in FDIC premiums in 2019 compared with 2018 was attributable to credits received from the FDIC in 2019. The credits received in both 2019 and 2020 were due to the reserve ratio of the deposit insurance fund exceeding the FDIC's targeted levels.

Data processing fees declined $1,038,000, or 13%, during 2020 compared with 2019. The decline in data processing fees during 2020 compared with 2019 was largely due to acquisition related costs during 2019. Data processing fees increased $985,000, or 14%, during 2019 compared with 2018. The increase in data processing fees during 2019 compared with 2018 was largely related to the on-going operating costs associated with the acquisitions completed during 2018 and 2019. Acquisition-related costs of a non-recurring nature totaled $1,235,000 during 2019 and $2,002,000 during 2018.

Professional fees declined $676,000, or 14%, during 2020 compared with 2019. The decline in professional fees during 2020 compared with 2019 was largely related to higher levels of merger and acquisition related professional fees in 2019. Professional fees declined $688,000, or 13%, during 2019 compared with 2018. The decline in professional fees during 2019 compared with 2018 was largely related to lower levels of merger and acquisition related professional fees. Merger and acquisition related professional fees totaled approximately $1,167,000 during 2019 and $1,738,000 during 2018.

Advertising and promotion expense declined $641,000, or 15%, during 2020 compared with 2019. The decline during 2020 was largely attributable to lesser marketing and sponsorship expenditures impacted by the COVID-19 pandemic. Advertising and promotion expense increased $738,000, or 21%, in 2019 compared with 2018. The increase in advertising and promotion expense was largely related to the entry into new markets for the Company through the merger and acquisition activity during 2018 and 2019.

Intangible amortization declined $182,000, or 5%, during 2020 compared with 2019 and increased $1,969,000, or 112%, during 2019 compared with 2018. The increase in intangible amortization during 2019 compared with 2018 was attributable to the previously discussed acquisition transactions completed during 2018 and 2019.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 17.1%, 16.9%, and 17.0%, respectively, in 2020, 2019, and 2018. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2020, shareholders’ equity increased by $50.9 million to $624.7 million compared with $573.8 million at year-end 2019. The increase in shareholders' equity was in part attributable to increased retained earnings of $35.4 million due to 2020 net income of $62.2 million which was partially offset by the payment of $20.1 million in shareholder dividends and a $6.7 million charge relating to the implementation of CECL on January 1, 2020. In addition, accumulated other comprehensive income increased $20.3 million during 2020 primarily related to the increase in value of the Company's available-for-sale securities portfolio. Also impacting total shareholders' equity was the repurchase of common stock under the Company's share repurchase plan which totaled $5.8 million during 2020.

Shareholders’ equity represented 12.6% of total assets at December 31, 2020 and 13.0% of total assets at December 31, 2019. Shareholders’ equity included $130.9 million of goodwill and other intangible assets at December 31, 2020 compared to $134.0 million of goodwill and other intangible assets at December 31, 2019.

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. At the time it approved the plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company repurchased 221,912 shares of common stock under the 2020 repurchase plan during 2020 at an average price of $26.09 per share.

On January 25, 2021, the Company’s Board of Directors terminated the 2020 repurchase program and approved a new plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 4% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time of its termination, the Company had been authorized to purchase up to 778,088 shares of common stock under the 2020 repurchase plan. The Company has not repurchased any shares of common stock under the 2021 repurchase plan.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At December 31, 2020, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2020 Ratio	12/31/2019 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.86%	14.28%	8.00%	N/A
Bank	14.00	12.82	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.93%	12.67%	6.00%	N/A
Bank	13.21	12.35	6.00	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.48%	12.23%	4.50%	N/A
Bank	13.21	12.35	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.07%	10.53%	4.00%	N/A
Bank	9.56	10.27	4.00	5.00%
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

On April 6, 2020, federal banking regulators issued two interim final rules that make changes to the community bank leverage ratio (“CBLR”) framework and implementing certain directives of the CARES Act. Under the existing CBLR framework, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The first of the April 2020 interim final rules provided that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework. It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater. The second interim final rule provided a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement. It established a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains the two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement. The federal banking regulators adopted the two interim rules as final, without any changes, on October 9, 2020. Notwithstanding these changes, the Company intends to continue with the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
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

USES OF FUNDS

LOANS

December 31, 2020 total loans increased $10.0 million, or less than 1%, compared with December 31, 2019. The increase in loans during 2020 compared with year-end 2019 was primarily the result in the Company's participation in the PPP. Excluding the $186.0 million in PPP loans ($182.0 million net of deferred fees) at December 31, 2020, total loans declined by $172.0 million, or 6%, during 2020 compared with year-end 2019. The decline in total loans, excluding the PPP loans, was impacted by continued elevated pay-offs within the commercial real estate loan portfolio, reduced line utilization within the commercial loan portfolio partially attributable to the PPP loan originations during 2020, and continued pay-downs in the Company's residential and home equity loan portfolios related to the current interest rate environment.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2020. The portfolio is most heavily concentrated in commercial real estate loans at 47% of the portfolio and commercial and industrial loans at 23% of the portfolio, and agricultural loans at 12% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial and Industrial Loans and Leases	$694,437	$589,758	$543,761	$486,668	$457,372
Commercial Real Estate Loans	1,467,397	1,495,862	1,208,646	926,729	856,094
Agricultural Loans	376,186	384,526	365,208	333,227	303,128
Home Equity and Consumer Loans	297,702	306,972	285,534	219,662	193,520
Residential Mortgage Loans	256,276	304,855	328,592	178,733	183,290
Total Loans	3,091,998	3,081,973	2,731,741	2,145,019	1,993,404
Less: Unearned Income	(3,926)	(4,882)	(3,682)	(3,381)	(3,449)
Subtotal	3,088,072	3,077,091	2,728,059	2,141,638	1,989,955
Less: Allowance for Loan Losses	(46,859)	(16,278)	(15,823)	(15,694)	(14,808)
Loans, Net	$3,041,213	$3,060,813	$2,712,236	$2,125,944	$1,975,147

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	23%	19%	20%	23%	23%
Commercial Real Estate Loans	47%	49%	44%	43%	43%
Agricultural Loans	12%	12%	13%	16%	15%
Home Equity and Consumer Loans	10%	10%	11%	10%	10%
Residential Mortgage Loans	8%	10%	12%	8%	9%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in southern Indiana and central and western Kentucky. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a reasonable proximity of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2020, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$902,166	$1,219,250	$238,241	$2,359,657

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$411,165	$1,046,326

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio primarily consists of money market securities, collateralized and uncollateralized federal agency securities, municipal obligations of state and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations (MBS/CMO - Residential) issued by U.S. government agencies. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 2 (Securities) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2020	%	2019	%	2018	%

Federal Funds Sold and Other Short-term Investments	$287,776	20%	$43,913	5%	$32,001	4%
Obligations of State and Political Subdivisions	548,273	37	307,943	35	291,449	34
MBS/CMO - Residential	535,526	37	526,907	60	529,805	62
US Gov't Sponsored Entities & Agencies	88,376	6	—	n/m (1)	—	n/m (1)
Equity Securities	353	n/m (1)	353	n/m (1)	353	n/m (1)
Total Securities Portfolio	$1,460,304	100%	$879,116	100%	$853,608	100%
(1)n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $581.2 million, or 66%, at year-end 2020 compared with year-end 2019 and increased $25.5 million, or 3%, at year-end 2019 compared with year-end 2018. The increase during 2020 was largely attributable to increased levels of deposits during 2020.

Federal funds sold and other short-term investments increased $243.9 million as of December 31, 2020 compared with year-end 2019. The increase as of year-end 2020 compared with year-end 2019 was largely driven by deposit growth throughout 2020 and PPP loan forgiveness activity in the fourth quarter of 2020.

The largest component in the investment portfolio continues to be in agency issued mortgage related securities and collateralized and uncollateralized federal agency securities, which totaled $623.9 million and represents 43% of the total securities portfolio at December 31, 2020. The Company’s level of obligations of state and political subdivisions increased to $548.3 million or 37% of the portfolio at December 31, 2020.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2020	2019	2018
Obligations of State and Political Subdivisions	$581,247	$324,300	$294,533
MBS/CMO - Residential	548,307	530,525	518,078
US Gov't Sponsored Entities & Agencies	88,298	—	—
Total Securities	$1,217,852	$854,825	$812,611

The Company’s $1.218 billion available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2020 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

Maturities and Average Yields of Securities at December 31, 2020
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of State and Political Subdivisions	$7,809	3.68%	$16,987	4.10%	$68,720	4.01%	$454,757	3.35%
MBS/CMO - Residential	—	—%	284	3.87%	21,879	2.41%	513,363	1.57%
US Gov't Sponsored Entities & Agencies	—	—%	—	—%	18,491	1.02%	69,885	1.60%

Total Securities	$7,809	3.68%	$17,271	4.10%	$109,090	3.01%	$1,038,005	2.24%
A tax-equivalent adjustment using a tax rate of 21 percent was used in the above table.

In addition to the other uses of funds discussed previously, the Company had certain long-term contractual obligations as of December 31, 2020. These contractual obligations primarily consisted of long-term borrowings with the Federal Home Loan Bank (“FHLB”) and junior subordinated debentures, time deposits, and lease commitments for certain office facilities. Scheduled principal payments on long-term borrowings, time deposits, and future minimum lease payments are outlined in the table below.

Contractual Obligations	Payments Due By Period
(dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term Borrowings	$139,103	$8,000	$50,000	$25,000	$56,103
Time Deposits	494,452	401,792	73,384	19,198	78
Finance Lease Obligations	5,919	500	1,028	1,082	3,309
Operating Lease Commitments	6,768	1,528	2,352	1,435	1,453
Postretirement Benefit Payments	1,368	121	247	239	761
Total Contractual Obligations	$647,610	$411,941	$127,011	$46,954	$61,704

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2020	2019	2018	2020	2019
Demand Deposits
Non-interest-bearing	$1,070,284	$761,515	$640,865	41%	19%
Interest-bearing	1,309,998	1,128,457	969,922	16	16
Savings Deposits	358,389	293,044	254,581	22	15
Money Market Accounts	553,794	440,116	392,055	26	12
Other Time Deposits	288,762	285,208	206,864	1	38
Total Core Deposits	3,581,227	2,908,340	2,464,287	23	18
Certificates of Deposits of $100,000 or more and Brokered Deposits	279,170	385,594	252,425	(28)	53
FHLB Advances and Other Borrowings	221,832	279,675	257,737	(21)	9
Total Funding Sources	$4,082,229	$3,573,609	$2,974,449	14	20

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 - 6 Months	6 - 12 Months	Over 12 Months	Total
December 31, 2020	$84,847	$76,659	$42,007	$34,998	$238,511
CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $672.9 million, or 23%, during 2020 compared with 2019. During 2020, average demand deposits (non-interest bearing and interest bearing) increased $490.3 million, average savings deposits increased $65.3 million, average money market demand deposits increased $113.7 million and average time deposits under $100,000 increased $3.6 million. Significant deposit growth during the second quarter of 2020 was partly due to PPP loan proceeds on deposit and COVID-19 related pandemic deposit inflows combined with the closing of the Citizens First acquisition in 2019 were the primary contributors to the increased level of average core deposits during 2020 compared with 2019.

The Company’s overall level of average core deposits increased approximately $444.1 million, or 18%, during 2019 compared with 2018. The acquisition activity which occurred during the second quarter of 2018, fourth quarter of 2018 and third quarter of 2019 was a significant contributor to the increased level of average core deposits during 2019 compared with 2018.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 88% of average total funding sources during 2020 compared with 81% during 2019 and 83% during 2018.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 26% during 2020 following 16% growth during 2019. Average demand, savings, and money market deposits totaled $3.292 billion or 92% of core deposits (81% of total funding sources) in 2020 compared with $2.623 billion or 90% of core deposits (73% of total funding sources) in 2019 and $2.257 billion or 92% of core deposits (76% of total funding sources) in 2018.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 1% during 2020 following an increase of 38% during 2019. Other time deposits comprised 8% of core deposits in 2020, 10% in 2019 and 8% in 2018.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits declined $106.4 million, or 28%, during 2020 following an increase of $133.2 million, or 53% during 2019. Large certificates and brokered deposits comprised approximately 7% of average total funding sources in 2020 compared with 11% in 2019 and 8% in 2018. This type of funding is used as both long-term and short-term funding sources.

Federal Home Loan Bank advances and other borrowings represent an important source of other funding for the Company. Average borrowed funds declined $57.8 million, or 21%, during 2020 following an increase of $21.9 million, or 9%, during 2019. Borrowings comprised approximately 5% of average total funding sources during 2020 compared with 8% in 2018 and and 9% in 2018.

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

On June 25, 2019, the Company sold and issued $40.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Company used the proceeds from the offering to pay $15.0 million of the approximately $15.5 million of cash consideration upon closing of the Citizens First Corporation merger and the remaining balance to repay the Company’s $25.0 million term loan from U.S. Bank National Association dated October 11, 2018.

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

The Notes were issued under an Indenture, dated June 25, 2019, by and between the Company and U.S. Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

At year-end 2020, the Company had available to it a $15 million revolving line of credit facility that will mature on September 27, 2021. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon one-month LIBOR plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2020.

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

The junior subordinated debentures were issued to certain statutory trusts established by River Valley, American Community, and Citizens First (in support of related issuances of trust preferred securities issued by those trusts) and mature in installments of principal payable in 2033, 2035 and 2037, respectively, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the three-month LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2020 approximately $15.8 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company’s subsidiary bank. Loan personnel at the subsidiary bank have the authority to extend credit under guidelines approved by the bank’s board of directors. The executive loan committee serves as a vehicle for communication and for the pooling of knowledge, judgment and experience of its members. The committee provides valuable input to lending personnel, acts as an approval body, and monitors the overall quality of the bank’s loan portfolio. The Corporate Credit Risk Management Committee comprised of members of the Company’s and its subsidiary bank’s executive officers and board of directors, strives to ensure a consistent application of the Company’s lending policies. The Company also maintains a comprehensive risk-grading and loan review program, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for credit losses.

The Company maintains an allowance for credit losses to cover management's estimate of all expected credit losses over the expected contractual life of the loan portfolio. Management estimates the required level of allowance for credit losses using past loan loss experience, information about specific borrower situations and estimated collateral values, along with reasonable and supportable forecasts, judgmentally adjusted for economic, external and internal quantitative and qualitative factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance for credit losses is comprised of: (a) specific reserves on individual credits; (b) general reserves for certain loan categories and industries, and overall historical loss experience; and (c) unallocated reserves based on performance trends in the loan portfolios, current economic conditions, and other factors that influence the level of estimated credit losses. The need for specific reserves are considered for credits when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectability of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Credit Losses (dollars in thousands)	Years Ended December 31,
	2020	2019	2018	2017	2016

Balance of Allowance for Possible Losses at Beginning of Period	$16,278	$15,823	$15,694	$14,808	$14,438
Impact of adopting ASC 326	8,767
Impact of adopting ASC 326 - PCD loans	6,886
Loans Charged-off:
Commercial and Industrial Loans and Leases	2,119	3,810	1,500	151	66
Commercial Real Estate Loans	36	320	49	220	54
Agricultural Loans	—	—	—	49	22
Home Equity and Consumer Loans	942	1,155	922	765	612
Residential Mortgage Loans	39	117	75	93	346
Total Loans Charged-off	3,136	5,402	2,546	1,278	1,100

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	23	56	141	14	32
Commercial Real Estate Loans	129	29	20	48	10
Agricultural Loans	—	—	20	9	1
Home Equity and Consumer Loans	358	440	387	280	211
Residential Mortgage Loans	4	7	37	63	16
Total Recoveries	514	532	605	414	270

Net Loans Recovered (Charged-off)	(2,622)	(4,870)	(1,941)	(864)	(830)
Additions to Allowance Charged to Expense	17,550	5,325	2,070	1,750	1,200
Balance at End of Period	$46,859	$16,278	$15,823	$15,694	$14,808

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.08%	0.17%	0.08%	0.04%	0.04%
Provision for Credit Losses to Average Loans Outstanding	0.55%	0.18%	0.09%	0.09%	0.06%
Allowance for Credit Losses to Total Loans at Year-end	1.52%	0.53%	0.58%	0.73%	0.74%

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018	2017	2016
Commercial and Industrial Loans and Leases	$6,645	$4,799	$2,953	$4,735	$3,725
Commercial Real Estate Loans	29,878	4,692	5,291	4,591	5,452
Agricultural Loans	6,756	5,315	5,776	4,894	4,094
Home Equity and Consumer Loans	1,636	634	649	628	518
Residential Mortgage Loans	1,944	333	472	343	329
Unallocated	—	505	682	503	690

Total Allowance for Credit Losses	$46,859	$16,278	$15,823	$15,694	$14,808

The Company’s allowance for credit losses totaled $46.9 million at December 31, 2020 compared to $16.3 million at December 31, 2019. The allowance for credit losses represented 1.52% of period-end loans at December 31, 2020 compared with 0.53% of period-end loans at December 31, 2019. Total PPP loans included in the Commercial and Industrial Loan category totaled $186.0 million at December 31, 2020. These loans are guaranteed by the SBA and have minimal impact on the allowance for credit losses.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. As a result, the Company recognized a one-time cumulative adjustment to the allowance for credit losses of $15.7 million. The increase was primarily related to the Company's acquired loan portfolio which totaled approximately $851.1 million at the time of adoption. The increase included $6.9 million in non-accretable credit marks allocated to purchased credit deteriorated loans which were grossed up between loans and the allowance for credit losses. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of December 31, 2020, the Company held net discounts on acquired loans of $7.6 million.

In addition, the allowance for credit losses increased during 2020 as a result of the Company recording a $17.6 million provision for credit losses while recording net charge-offs of approximately $2.6 million. The provision for credit losses was elevated during 2020 primarily due to the developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The Company realized net charge-offs of $2,622,000, or 0.08% of average loans outstanding during 2020 compared with net charge-offs of $4,870,000, or 0.17% of average loans outstanding during 2019 and $1,941,000, or 0.08% of average loans during 2018.

Please see “RESULTS OF OPERATIONS - Provision for Credit Losses” and “CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Allowance for Credit Losses” for additional information regarding the allowance.

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

Non-performing Assets	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Non-accrual Loans	$21,507	$13,802	$12,579	$11,091	$3,793
Past Due Loans (90 days or more and accruing)	—	190	633	719	2
Total Non-performing Loans	21,507	13,992	13,212	11,810	3,795
Other Real Estate	325	425	286	54	242
Total Non-performing Assets	$21,832	$14,417	$13,498	$11,864	$4,037

Restructured Loans	$111	$116	$121	$149	$28
Non-performing Loans to Total Loans	0.70%	0.45%	0.48%	0.55%	0.19%
Allowance for Credit Losses to Non-performing Loans	217.88%	116.34%	119.76%	132.89%	390.20%

Non-performing assets totaled $21.8 million, or 0.44% of total assets at December 31, 2020 compared to $14.4 million, or 0.33% of total assets at December 31, 2019 and compared to $13.5 million, or 0.34% of total assets at December 31, 2018.  Non-performing loans totaled $21.5 million, or 0.70% of total loans at December 31, 2020 compared with $14.0 million, or 0.45% of total loans at December 31, 2019 and $13.2 million, or 0.48% of total loans at December 31, 2018. The increase in the level of non-performing assets and non-performing loans at December 31, 2020 compared with year-end 2019 was largely attributable to the gross-up of purchased credit deteriorated loans upon the adoption of the CECL standard during 2020 and a commercial real estate credit in the lodging industry that was moved to non-performing status in the third quarter of 2020.

The following tables present an analysis of the Company's non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Commercial and Industrial Loans and Leases	$8,133	$4,940	$2,430	$4,753	$86
Commercial Real Estate Loans	10,188	3,433	6,833	4,618	1,408
Agricultural Loans	1,915	2,739	1,449	748	792
Home Equity Loans	271	79	88	199	73
Consumer Loans	170	115	162	286	85
Residential Mortgage Loans	830	2,496	1,617	487	1,349
Total	$21,507	$13,802	$12,579	$11,091	$3,793

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016

Commercial and Industrial Loans and Leases	$—	$190	$—	$—	$2
Commercial Real Estate Loans	—	—	364	471	—
Agricultural Loans	—	—	269	248	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$—	$190	$633	$719	$2

For additional detail on individually analyzed loans, see Note 4 in the Notes to the Consolidated Financial Statements included in Item 8 of this Report. This discussion doesn't include loan modifications - see the SIGNIFICANT BUSINESS DEVELOPMENTS RELATING TO COVID-19 section as they do not meet this classification of a non-performing asset.

Interest income recognized on non-performing loans for 2020 was $145,000. The gross interest income that would have been recognized in 2020 on non-performing loans if the loans had been current in accordance with their original terms was $1.2 million. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

Interest Rate Sensitivity as of December 31, 2020 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$156,235	0.96%
+1%	155,246	0.32
Base	154,744	—
-1%	152,641	(1.36)
-2%	152,225	(1.63)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2020 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2020 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$499,313	1.22%	10.76%	60 b.p.
+1%	501,979	1.76	10.57	41 b.p.
Base	493,299	—	10.16	—
-1%	408,821	(17.13)	8.34	(182) b.p.
-2%	410,370	(16.81)	8.30	(186) b.p.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Report of Independent Registered Public Accounting Firm

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

In accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company adopted Accounting Standards Codification (“ASC”) 326 as of January 1, 2020 as described in Notes 1 and 4 of the consolidated financial statements using the modified retrospective method. Also see explanatory paragraph above. The ASU requires financial assets, including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on reasonable and supportable forecast of future economic conditions, historical loss experience and qualitative adjustments for current conditions. In order to estimate the expected credit losses, the Company implemented new loss estimation models. The Company disclosed the impact of adoption of this standard on January 1, 2020 with a $15.7 million increase to the allowance for credit losses, a $173 thousand increase for unfunded loan commitments and a $6.7 million decrease to retained earnings for the cumulative effect adjustment recorded upon adoption. Provision expense for the year ending December 31, 2020 was $17.6 million and the Allowance for Credit Losses at December 31, 2020 was $46.9 million.

The Company utilizes the static pool methodology for determining the allowance for credit losses. The static pool methodology tracks loan pool by segment over a period of time to calculate a loss rate. Loss rates are then qualitatively adjusted for current conditions and reasonable and supportable forecast. Commercial and agricultural loans graded special mention and substandard are also adjusted based on a migration analysis technique. Loans that no longer exhibit shared risk characteristics are evaluated on an individual basis.

The Allowance for Credit Losses was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes. The principal considerations resulting in our determination included the following:

•Significant audit effort to evaluate the appropriateness of selection of loss estimation models, loan segmentation and historical loss period used in the calculation
•Significant auditor judgement and effort were used in evaluating the qualitative factors used in the calculation.
•Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables.
•Significant audit effort to test the completeness and accuracy of data used in the migration analysis calculation, including accuracy of loan risk rating, and its application to the commercial and agricultural loan segments.

Report of Independent Registered Public Accounting Firm

The primary procedures performed to address this critical audit matter included:

•Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative factor adjustments, information systems and model validation
•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including data used as the basis for adjustments related to the qualitative factors, the development and reasonableness of qualitative factors and mathematical accuracy and appropriateness of the overall calculation;
•Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
•Substantively testing management’s process for developing the qualitative factors and assessing reasonableness, relevance and reliability of data used to develop factors, including evaluating their judgments and assumptions for reasonableness
•Testing the effectiveness of controls over the Company’s loan risk rating;
•Substantively testing the accuracy of both the loan risk ratings as well as testing the accuracy of the transition matrix

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 1977.

Louisville, Kentucky
February 26, 2021

Consolidated Balance Sheets
Dollars in thousands, except per share data

	December 31,

	2020	2019
ASSETS
Cash and Due from Banks	$57,972	$59,971
Federal Funds Sold and Other Short-term Investments	287,776	43,913
Cash and Cash Equivalents	345,748	103,884

Interest-bearing Time Deposits with Banks	1,241	1,985
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,172,175, No Allowance for Credit Losses)	1,217,852	854,825
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	16,904	17,713

Loans	3,091,998	3,081,973
Less: Unearned Income	(3,926)	(4,882)
Allowance for Credit Losses	(46,859)	(16,278)
Loans, Net	3,041,213	3,060,813

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,168	13,968
Premises, Furniture and Equipment, Net	96,593	96,651
Other Real Estate	325	425
Goodwill	121,956	121,306
Intangible Assets	8,984	12,656
Company Owned Life Insurance	69,250	68,883
Accrued Interest Receivable and Other Assets	43,990	44,210

TOTAL ASSETS	$4,977,577	$4,397,672

LIABILITIES
Non-interest-bearing Demand Deposits	$1,183,442	$832,985
Interest-bearing Demand, Savings, and Money Market Accounts	2,428,636	1,965,640
Time Deposits	494,452	631,396

Total Deposits	4,106,530	3,430,021

FHLB Advances and Other Borrowings	194,529	349,686
Accrued Interest Payable and Other Liabilities	51,809	44,145

TOTAL LIABILITIES	4,352,868	3,823,852

Commitments and Contingencies (See Note 14)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,502	26,671
Additional Paid-in Capital	274,385	278,954
Retained Earnings	288,447	253,090
Accumulated Other Comprehensive Income	35,375	15,105

TOTAL SHAREHOLDERS’ EQUITY	624,709	573,820

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,977,577	$4,397,672

End of period shares issued and outstanding	26,502,157	26,671,368

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2020	2019	2018
INTEREST INCOME

Interest and Fees on Loans	$151,658	$152,481	$112,084
Interest on Federal Funds Sold and Other Short-term Investments	382	522	308
Interest and Dividends on Securities:
Taxable	10,447	13,910	12,398
Non-taxable	11,882	9,561	8,959

TOTAL INTEREST INCOME	174,369	176,474	133,749

INTEREST EXPENSE

Interest on Deposits	13,696	23,805	13,625
Interest on FHLB Advances and Other Borrowings	5,430	7,444	5,514

TOTAL INTEREST EXPENSE	19,126	31,249	19,139

NET INTEREST INCOME	155,243	145,225	114,610

Provision for Credit Losses	17,550	5,325	2,070

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	137,693	139,900	112,540

NON-INTEREST INCOME

Trust and Investment Product Fees	8,005	7,278	6,680
Service Charges on Deposit Accounts	7,334	8,718	7,044
Insurance Revenues	8,922	8,940	8,330
Company Owned Life Insurance	2,307	2,005	1,243
Interchange Fee Income	10,529	9,450	7,278
Other Operating Income	3,388	3,229	2,785
Net Gains on Sales of Loans	9,908	4,633	3,004
Net Gains on Securities	4,081	1,248	706

TOTAL NON-INTEREST INCOME	54,474	45,501	37,070

NON-INTEREST EXPENSE

Salaries and Employee Benefits	68,112	63,885	51,306
Occupancy Expense	10,033	9,988	7,735
Furniture and Equipment Expense	3,991	3,788	3,142
FDIC Premiums	740	533	1,033
Data Processing Fees	6,889	7,927	6,942
Professional Fees	3,998	4,674	5,362
Advertising and Promotion	3,589	4,230	3,492
Intangible Amortization	3,539	3,721	1,752
Other Operating Expenses	16,232	15,416	12,789

TOTAL NON-INTEREST EXPENSE	117,123	114,162	93,553

Income before Income Taxes	75,044	71,239	56,057
Income Tax Expense	12,834	12,017	9,528

NET INCOME	$62,210	$59,222	$46,529

Basic Earnings per Share	$2.34	$2.29	$1.99
Diluted Earnings per Share	$2.34	$2.29	$1.99
Dividends per Share	$0.76	$0.68	$0.60

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in thousands, except per share data

	Years Ended December 31,
	2020	2019	2018

NET INCOME	$62,210	$59,222	$46,529

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	29,783	29,866	(4,936)
Reclassification Adjustment for Gains Included in Net Income	(4,081)	(1,248)	(706)
Tax Effect	(5,432)	(6,186)	1,218
Net of Tax	20,270	22,432	(4,424)
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	—	(310)	(73)
Reclassification Adjustment for Amortization of Prior Service Cost and Net Loss Included in Net Periodic Pension Cost	—	37	32
Tax Effect	—	44	(13)
Net of Tax	—	(229)	(54)

Total Other Comprehensive Income (Loss)	20,270	22,203	(4,478)

COMPREHENSIVE INCOME	$82,480	$81,425	$42,051

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2018	22,934,403	$22,934	$165,288	$178,969	$(2,620)	$364,571
Net Income				46,529		46,529
Other Comprehensive Income (Loss)					(4,478)	(4,478)
Cash Dividends ($0.60 per share)				(14,074)		(14,074)
Issuance of Common Stock for:
Acquisition of First Security, Inc.	1,987,698	1,988	62,749			64,737
Restricted Share Grants	45,357	45	1,310			1,355

Balances, December 31, 2018	24,967,458	24,967	229,347	211,424	(7,098)	458,640

Net Income				59,222		59,222
Other Comprehensive Income (Loss)					22,203	22,203
Cash Dividends ($0.68 per share)				(17,556)		(17,556)
Issuance of Common Stock for:
Acquisition of Citizens First Corporation	1,663,954	1,664	48,360			50,024
Restricted Share Grants	39,956	40	1,247			1,287

Balances, December 31, 2019	26,671,368	26,671	278,954	253,090	15,105	573,820
Cumulative Effect of Change in Accounting Principles				(6,717)		(6,717)
Balances, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103
Net Income				62,210		62,210
Other Comprehensive Income (Loss)					20,270	20,270
Cash Dividends ($0.76 per share)				(20,136)		(20,136)
Issuance of Common Stock for:
Restricted Share Grants	52,701	53	998			1,051
Stock Repurchase	(221,912)	(222)	(5,567)			(5,789)

Balances, December 31, 2020	26,502,157	$26,502	$274,385	$288,447	$35,375	$624,709

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2020	2019	2018
Net Income	$62,210	$59,222	$46,529
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	5,671	3,862	3,550
Depreciation and Amortization	9,429	8,630	6,184
Loans Originated for Sale	(317,032)	(198,326)	(131,916)
Proceeds from Sales of Loans Held-for-Sale	327,172	189,875	137,417
Provision for Credit Losses	17,550	5,325	2,070
Gain on Sale of Loans, net	(9,908)	(4,633)	(3,004)
Gain on Securities, net	(4,081)	(1,248)	(706)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	28	200	(41)
Loss (Gain) on Disposition and Donation of Premises and Equipment	223	111	(36)
Loss (Gain) on Disposition of Land	43	(352)	44
Post Retirement Medical Benefit	—	(228)	(55)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,449)	(1,407)	(1,141)
Equity Based Compensation	1,051	1,287	1,355
Excess Tax Benefit from Restricted Share Grant	3	25	32
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(2,925)	(1,602)	2,211
Interest Payable and Other Liabilities	4,433	4,488	(162)
Net Cash from Operating Activities	92,418	65,229	62,331

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	744	496	—
Proceeds from Maturities of Securities Available-for-Sale	200,968	114,669	78,714
Proceeds from Sales of Securities Available-for-Sale	125,106	82,601	91,013
Purchase of Securities Available-for-Sale	(664,989)	(169,640)	(140,604)
Proceeds from Redemption of Federal Home Loan Bank Stock	800	1,145	2,607
Purchase of Loans	—	(2,051)	(1,209)
Proceeds from Sales of Loans	3,128	—	6,000
Loans Made to Customers, net of Payments Received	(10,114)	3,925	(87,127)
Proceeds from Sales of Other Real Estate	340	369	662
Property and Equipment Expenditures	(7,071)	(9,374)	(15,186)
Proceeds from Sales of Property and Equipment	—	—	40
Proceeds from Sale of Land and Building	3,928	1,761	393
Proceeds from Life Insurance	1,082	1,216	765
Acquisition of First Security, Inc.	—	—	(17,566)
Cash from Acquisition of Bank Branches	—	—	42,700
Acquisition of Citizens First Corporation	—	5,545	—
Net Cash from Investing Activities	(346,078)	30,662	(38,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	676,906	(13,007)	(11,112)
Change in Short-term Borrowings	(114,832)	(82,037)	42,999
Advances in Long-term Debt	—	89,214	25,000
Repayments of Long-term Debt	(40,625)	(65,171)	(40,155)
Issuance (Retirement) of Common Stock	(5,789)	—	—
Dividends Paid	(20,136)	(17,556)	(14,074)
Net Cash from Financing Activities	495,524	(88,557)	2,658

Net Change in Cash and Cash Equivalents	241,864	7,334	26,191
Cash and Cash Equivalents at Beginning of Year	103,884	96,550	70,359
Cash and Cash Equivalents at End of Year	$345,748	$103,884	$96,550

Cash Paid During the Year for
Interest	$20,484	$30,765	$18,239
Income Taxes	11,505	7,977	5,920

Supplemental Non Cash Disclosures (See Note 18 for Business Combinations)
Loans Transferred to Other Real Estate	$—	$708	$398
Reclassification of Land and Buildings to Other Assets	—	5,712	850
Right of Use Asset Obtained in Exchange for Lease Liabilities	—	9,034	—

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Impact of COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. The health concerns relating to the COVID-19 outbreak and related governmental actions taken to reduce the spread of the virus have significantly impacted the global economy (including the states and local economies in which we operate), disrupted supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. While quarantine and lock-down orders have been lifted and vaccination efforts are underway, COVID-19 has not yet been contained and commercial activity has not yet returned to the levels existing prior to the pandemic outbreak. As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted.

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

Investments with readily determinable values (except those accounted for under equity method of accounting or those that result in consolidation of the investee) are measured at fair value with changes in fair value recognized in net income. Equity securities that do not have readily determinable fair values are carried at historical cost and evaluated for impairment on a periodic basis.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $14,133 at December 31, 2020 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Loan Modifications and Troubled Debt Restructurings due to COVID-19
On April 7, 2020, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the 2021 Consolidated Appropriations Act adopted on December 27, 2020, to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

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

Goodwill and Other Intangible Assets
Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)
Restrictions on Cash
At December 31, 2020, the Company was not required to have balance on deposits with the Federal Reserve, or as cash on hand. At December 31, 2019, the Company was required to have $24,560 on deposit with the Federal Reserve, or as cash on hand.

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

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2020
Obligations of State and Political Subdivisions	$548,273	$33,077	$(103)	$581,247
MBS/CMO	535,526	12,806	(25)	548,307
US Gov't Sponsored Entities & Agencies	88,376	120	(198)	88,298
Total	$1,172,175	$46,003	$(326)	$1,217,852

2019
Obligations of State and Political Subdivisions	$307,943	$16,366	$(9)	$324,300
MBS/CMO	526,907	5,414	(1,796)	530,525
US Gov't Sponsored Entities & Agencies	—	—	—	—
Total	$834,850	$21,780	$(1,805)	$854,825
All mortgage-backed securities in the above table (identified above and throughout this Note 2 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov't Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities at December 31, 2020 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$7,809	$7,802
Due after one year through five years	16,987	17,601
Due after five years through ten years	68,720	73,675
Due after ten years	454,757	482,169
MBS/CMO	535,526	548,307
US Gov't Sponsored Entities & Agencies	88,376	88,298
Total	$1,172,175	$1,217,852

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

	2020	2019	2018
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$125,106	$82,601	$91,013
Gross Gains on Sales	4,081	1,248	706

Income Taxes on Gross Gains	857	262	148

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $237,506 and $245,664 as of December 31, 2020 and 2019, respectively.

Below is a summary of securities with unrealized losses as of year-end 2020 and 2019, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
Obligations of State and Political Subdivisions	$10,652	$(103)	$—	$—	$10,652	$(103)
MBS/CMO	19,631	(25)	—	—	19,631	(25)
US Gov't Sponsored Entities & Agencies	59,054	(198)	—	—	59,054	(198)
Total	$89,337	$(326)	$—	$—	$89,337	$(326)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Obligations of State and Political Subdivisions	$4,631	$(9)	$—	$—	$4,631	$(9)
MBS/CMO	89,267	(241)	155,989	(1,555)	245,256	(1,796)
US Gov't Sponsored Entities & Agencies	—	—	—	—	—	—
Total	$93,898	$(250)	$155,989	$(1,555)	$249,887	$(1,805)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2020. Accrued interest receivable on available-for-sale debt securities totaled $5,954 at December 31, 2020 and is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2020 and 2019. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. There was no additional impairment recognized through earnings during 2020 or 2019.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 3 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $117.6 million and $102.4 million at December 31, 2020 and 2019, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$117,621	$8,806	$102,351	$2,607
Included in Other Liabilities:
Interest Rate Swaps	$117,621	$9,353	$102,351	$2,829

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Interest Rate Swaps:
Included in Other Income	$268	$429	$48

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2020	2019
Commercial:
Commercial and Industrial Loans	$638,773	$532,501
Commercial Real Estate Loans	1,467,397	1,495,862
Agricultural Loans	376,186	384,526
Leases	55,664	57,257
Retail:
Home Equity Loans	219,348	225,755
Consumer Loans	66,717	69,264
Credit Cards	11,637	11,953
Residential Mortgage Loans	256,276	304,855
Subtotal	3,091,998	3,081,973
Less: Unearned Income	(3,926)	(4,882)
Allowance for Credit Losses	(46,859)	(16,278)
Loans, net	$3,041,213	$3,060,813

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law, providing an approximately $2 trillion stimulus package that includes direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”). On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was enacted. Among other things, this legislation amends the initial CARES Act program by raising the appropriation level for PPP loans from $349 billion to $670 billion. The PPP was further modified on June 5, 2020 with the adoption of the Paycheck Protection Program Flexibility Act (the “Flexibility Act”), which extended the maturity date for PPP loans from two years to five years for loans disbursed on or after the date of enactment of the Flexibility Act. For PPP loans disbursed prior to such enactment, the Flexibility Act permits the borrower and lender to mutually agree to extend the term of the loan to five years. The vast majority of the Company's PPP loans have two-year maturities. PPP loans earn interest at a fixed rate of 1% and are fully guaranteed by the U.S. government. During 2020, the Bank originated loans totaling approximately $351.3 million ($339.3 million net of deferred fees) in principal amount, on 3,070 PPP loan relationships under this program. As a result of the forgiveness of PPP loans which began in the fourth quarter of 2020 for the Company, remaining PPP loans outstanding totaled $186.0 million ($182.0 million net of deferred fees) as of December 31, 2020 and are included above in the Commercial and Industrial Loan category.

Allowance for Credit Losses for Loans

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2020:

December 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision for credit loss expense	(694)	17,645	(125)	95	527	66	131	(95)	—	17,550
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans Charged-off	(2,119)	(36)	—	—	(766)	(67)	(109)	(39)	—	(3,136)
Recoveries collected	23	129	—	—	354	—	4	4	—	514
Total ending allowance balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859

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
For the year ended December 31, 2020, the allowance for credit losses increased primarily due to macroeconomic factors surrounding the COVID-19 pandemic. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized significant declines in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. Based on the potential increased losses related to the economic impact

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
of the COVID-19 pandemic, the bank has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following table presents the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2020:

	Non-Accrual With No Allowance for Credit Loss (1)	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,571	$8,133	$—
Commercial Real Estate Loans	3,152	10,188	—
Agricultural Loans	1,291	1,915	—
Leases	—	—	—
Home Equity Loans	271	271	—
Consumer Loans	77	84	—
Credit Cards	86	86	—
Residential Mortgage Loans	671	830	—
Total	$10,119	$21,507	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $21,507.

Interest income on non-accrual loans recognized during the year ended December 31, 2020 total $28.

The following table presents the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2020:

	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,943	$3,014	$669	$154	$8,780
Commercial Real Estate Loans	11,877	—	—	1,530	13,407
Agricultural Loans	3,064	—	—	—	3,064
Leases	—	—	—	—	—
Home Equity Loans	416	—	—	—	416
Consumer Loans	4	4	—	3	11
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	817	—	—	—	817
Total	$21,121	$3,018	$669	$1,687	$26,495

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following table presents the aging of the amortized cost basis in past due loans by class of loans as of December 31, 2020:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2020
Commercial and Industrial Loans	$477	$909	$2,441	$3,827	$634,946	$638,773
Commercial Real Estate Loans	5	4,877	3,682	8,564	1,458,833	1,467,397
Agricultural Loans	—	—	651	651	375,535	376,186
Leases	—	—	—	—	55,664	55,664
Home Equity Loans	672	5	271	948	218,400	219,348
Consumer Loans	233	84	65	382	66,335	66,717
Credit Cards	95	80	86	261	11,376	11,637
Residential Mortgage Loans	3,737	1,590	529	5,856	250,420	256,276
Total	$5,219	$7,545	$7,725	$20,489	$3,071,509	$3,091,998
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

As of December 31, 2020 and 2019, the Company had trouble debt restructurings totaling $111 and $116, respectively. The Company had no specific allocation of allowance for these loans at December 31, 2020.

The Company had not committed to lending any additional amounts during 2020 or 2019 to customers with outstanding loans that are classified as trouble debt restructurings.

During the years ended December 31, 2020 and 2019, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as trouble debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2020 and 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Loan Modifications and Troubled Debt Restructurings due to COVID-19

On April 7, 2020, the FRB, the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company has made short-term loan modifications involving both partial and full payment deferrals. The table below shows the payment modifications that were still in effect as of December 31, 2020, with the majority of these credit relationships making full interest payments. The outstanding loan balance subject to payment modifications as of December 31, 2020 was substantially reduced from the comparable balances as of June 30, 2020 and September 30, 2020.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 12/31/2020	As of 9/30/2020

Commercial & Industrial Loans	9	$4,311	0.8%	1.2%
Commercial Real Estate Loans	15	43,951	3.0%	5.7%
Agricultural Loans	—	—	—%	—%
Consumer Loans	9	80	n/m (1)	n/m (1)
Residential Mortgage Loans	4	218	0.1%	0.5%
Total	37	$48,560	1.7%	3.1%
(1) n/m = not meaningful

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$260,027	$88,273	$46,681	$31,612	$21,025	$48,508	$109,228	$605,354
Special Mention	618	1,102	2,756	1,739	206	1,972	9,948	18,341
Substandard	143	164	1,283	1,530	607	5,416	5,935	15,078
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$260,788	$89,539	$50,720	$34,881	$21,838	$55,896	$125,111	$638,773

Commercial Real Estate:
Risk Rating
Pass	$296,265	$215,226	$179,129	$183,703	$171,016	$295,641	$29,634	$1,370,614
Special Mention	883	9,361	15,232	23,489	7,578	20,294	147	76,984
Substandard	—	1,131	1,735	1,692	4,292	10,849	100	19,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$297,148	$225,718	$196,096	$208,884	$182,886	$326,784	$29,881	$1,467,397

Agricultural:
Risk Rating
Pass	$49,242	$25,449	$31,285	$32,368	$22,702	$64,890	$75,871	$301,807
Special Mention	11,503	9,911	3,111	8,767	2,707	10,125	16,318	62,442
Substandard	578	73	394	1,228	4,466	5,198	—	11,937
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$61,323	$35,433	$34,790	$42,363	$29,875	$80,213	$92,189	$376,186

Leases:
Risk Rating
Pass	$18,258	$17,517	$9,176	$5,415	$1,605	$3,693	$—	$55,664
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$18,258	$17,517	$9,176	$5,415	$1,605	$3,693	$—	$55,664

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, home equity and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$33,857	$16,486	$8,456	$2,115	$910	$2,245	$2,563	$66,632
Nonperforming	—	—	11	2	14	23	35	85
Total Consumer Loans	$33,857	$16,486	$8,467	$2,117	$924	$2,268	$2,598	$66,717

Home Equity:
Payment performance
Performing	$—	$—	$34	$46	$67	$490	$218,440	$219,077
Nonperforming	—	—	—	—	—	—	271	271
Total Home Equity Loans	$—	$—	$34	$46	$67	$490	$218,711	$219,348

Residential Mortgage:
Payment performance
Performing	$45,945	$26,536	$28,050	$28,764	$25,155	$100,998	$—	$255,448
Nonperforming	—	—	—	—	—	828	—	828
Total Residential Mortgage Loans	$45,945	$26,536	$28,050	$28,764	$25,155	$101,826	$—	$256,276

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

Credit Cards
As of December 31, 2020
Performing	$11,551
Nonperforming	86
Total	$11,637

The following tables present loans purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
December 31, 2020
Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	3,128	—	—	—	—	—	—	3,128

December 31, 2019
Purchases	$2,051	$—	$—	$—	$—	$—	$—	$—	$2,051
Sales	—	—	—	—	—	—	—	—	—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2020. A summary of the activity of these loans follows:

Balance January 1, 2020	Additions	Changes in Persons Included	Deductions		Balance December 31, 2020
			Collected	Charged-off

$26,243	$24,482	$—	$(17,981)	$—	$32,744

Allowance for Loan Losses

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following tables present the activity in the allowance for loan losses by portfolio class for the years ended December 31, 2019 and 2018:

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the years ended December 31, 2019 and 2018:

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following table presents the recorded investment in home equity, consumer and residential mortgage loans based on payment activity as of December 31, 2019:

	Home Equity Loans	Consumer Loans	Residential Mortgage Loans
December 31, 2019
Performing	$226,695	$81,314	$303,065
Nonperforming	80	115	2,495
Total	$226,775	$81,429	$305,560

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2020	2019

Land	$21,200	$21,186
Buildings and Improvements	98,364	94,462
Furniture and Equipment	41,504	38,915
Total Premises, Furniture and Equipment	161,068	154,563
Less: Accumulated Depreciation	(64,475)	(57,912)
Total	$96,593	$96,651
Depreciation expense was $5,988, $5,773 and $4,739 for 2020, 2019 and 2018, respectively.

NOTE 6 – Deposits

At year end 2020, stated maturities of time deposits were as follows:

2021	$401,792
2022	48,703
2023	24,681
2024	12,341
2025	6,857
Thereafter	78
Total	$494,452
Time deposits and brokered certificates of deposit of $250 or more at December 31, 2020 and 2019 were $104,518 and $143,103, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $5,510 and $14,582 at December 31, 2020 and 2019, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2020 and 2019 were $79.9 million and $49.6 million, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 7 – FHLB Advances and Other Borrowings

The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2020	2019
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$83,000	$123,573
Term Loans	—	—
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	6,075	5,924
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	5,923	5,818
Junior Subordinated Debentures assumed from Citizens First Corporation	4,105	4,040
Subordinated Debentures	39,297	39,214
Finance Lease Obligation	3,224	3,381
Long-term Borrowings	141,624	181,950

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$—	$124,000
Federal Funds Purchased	—	4,311
Repurchase Agreements	52,905	39,425
Short-term Borrowings	52,905	167,736

Total Borrowings	$194,529	$349,686

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2020	2019
Average Daily Balance During the Year	$58,000	$35,916
Average Interest Rate During the Year	0.30%	0.56%
Maximum Month-end Balance During the Year	$73,580	$39,425
Weighted Average Interest Rate at Year-end	0.10%	0.57%

At December 31, 2020, interest rates on the fixed rate long-term FHLB advances ranged from 1.54% to 2.23% with a weighted average rate of 1.87%. At December 31, 2019 interest rates on the fixed rate long-term FHLB advances ranged from 1.54% to 7.22% with a weighted average rate of 1.95%. At December 31, 2020 and 2019, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

On June 25, 2019, the Company sold and issued $40.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Company used the proceeds from the offering to pay $15.0 million of the approximately $15.5 million of cash consideration upon closing of the Citizens First Corporation merger and the remaining balance to repay the Company’s $25.0 million term loan from U.S. Bank National Association ("U.S. Bank") dated October 11, 2018.

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

The Notes were issued under an Indenture, dated June 25, 2019, by and between the Company and U.S. Bank National Association, as trustee. The Notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The Notes are not subject to redemption at the option of the holder. The Notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The Notes rank junior in right to payment to the Company’s current and future senior indebtedness. The Notes are intended to qualify as Tier 2 capital for regulatory capital purposes for the Company.

At December 31, 2020, the parent company had a $15 million line of credit with U.S. Bank, which had no outstanding balance. The line of credit matures September 27, 2021. Interest on the line of credit is based upon one-month LIBOR plus 2.25% and includes an unused commitment fee of 0.30%.

At December 31, 2020, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2021	$7,918
2022	49,834
2023	—
2024	24,834
2025	—
Thereafter	39,711
Total	$122,297

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp and Citizens First Corporation. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, and Citizens First Statutory Trust I. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I, ACB Trust II, RIVR Statutory Trust I, and Citizens First Statutory Trust I. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $15,764 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2020. $15,447 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2019. As a result of the acquisitions of American Community, River Valley, and Citizens First these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2020	Variable Rate	Rate as of December 31, 2020	Rate as of December 31, 2019	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,830	90 day LIBOR + 2.15%	2.40%	4.09%	May 2035
ACB Trust II	7/15/2005	3,093	2,245	90 day LIBOR + 1.85%	2.06%	3.76%	July 2035
RIVR Statutory Trust 1	3/26/2003	7,217	5,923	3-Month LIBOR + 3.15%	3.40%	5.10%	March 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,105	3-Month LIBOR +1.65%	1.88%	3.75%	January 2037

Note 8 - Shareholders' Equity
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)
III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
At December 31, 2020, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$554,168	15.86%	$279,554	8.00%	N/A	N/A
Bank	488,409	14.00	279,088	8.00	$348,860	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$486,695	13.93%	$209,665	6.00%	N/A	N/A
Bank	460,936	13.21	209,316	6.00	$279,088	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$470,931	13.48%	$157,249	4.50%	N/A	N/A
Bank	460,936	13.21	156,987	4.50	$226,759	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$486,695	10.07%	$193,343	4.00%	N/A	N/A
Bank	460,936	9.56	192,915	4.00	$241,143	5.00%
(1) Excludes 2.5% capital conservation buffer.

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

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$427,295	12.23%	$157,218	4.50%	N/A	N/A
Bank	430,812	12.35	156,936	4.50	$226,685	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$442,742	10.53%	$168,195	4.00%	N/A	N/A
Bank	430,812	10.27	167,765	4.00	$209,706	5.00%
(1) Excludes 2.5% capital conservation buffer.

The Company and the bank at year end 2020 and 2019 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2020 the bank had $99,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

In December 2018, federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company adopted the capital transition relief over the permissible five-year period.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)
Stock Options

Options may be designated as incentive stock options or as nonqualified stock options. While the date after which options are first exercisable is determined by the appropriate committee of the Board of Directors of the Company or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the date of grant (twenty years in the case of nonqualified stock options). The exercise price of stock options granted pursuant to the plans must be no less than the market value of the Common Stock on the date of the grant.

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

During 2020, 2019 and 2018, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2020, 2019 and 2018.

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.3% each. In 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2020, 2019, and 2018:

	2020	2019	2018

Restricted Stock Expense	$1,051	$1,287	$1,355
Cash Entitlement Expense	995	639	718
Tax Effect	(531)	(499)	(542)
Net of Tax	$1,515	$1,427	$1,531
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,046, $2,022, and $2,172 as of December 31, 2020, 2019, and 2018, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)
The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2020
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	43,279	$32.71
Granted	54,627	27.68
Issued and Vested	(31,579)	33.41
Forfeited	(1,926)	29.41
Outstanding at End of Period	64,401	$28.20

Employee Stock Purchase Plan

Through August 16, 2019, the company maintained the 2009 Employee Stock Purchase Plan (the "2009 ESPP") whereby eligible employees had the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan was set at 95% of the market value of the Company’s common stock as of the last day of the plan year. The plan had provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.

The Company's shareholders approved the Company's new 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect certain clarifying changes (the "2019 ESPP"). The 2019 ESPP replaces the 2009 ESPP, which expired on its own terms on August 16, 2019. The 2019 ESPP, which first became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company's common stock by participating employees. The purchase price of the shares has been set at 95% of the fair market value of the Company's common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

In 2020, the Company recorded $40 of expense $30 net of tax, for the employee stock purchase plan. In 2019, the Company recorded $23 of expense, $1 net of tax, for the employee stock purchase plan. In 2018, the Company recorded $39 of expense, $29 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2020, 2019 and 2018 for the Employee Stock Purchase Plans.

Stock Repurchase Plan

On January 27, 2020, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar program that had been adopted in 2001. At the time of its termination, the Company had been authorized to purchase up to 409,184 shares of common stock under the 2001 program. The Company has repurchased 221,912 shares of common stock under the 2020 plan.

NOTE 9 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $1,956, $1,755, and $1,438 for 2020, 2019, and 2018, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)
The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $5,234, $5,495, and $3,724 for 2020, 2019, and 2018, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,089 and $2,043 at December 31, 2020 and 2019. Deferred compensation expense was $304, $243, and $324 for 2020, 2019, and 2018, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2020	2019
Obligation at the Beginning of Year	$1,498	$1,154
Unrecognized Loss (Gain)	114	296

Components of Net Periodic Postretirement Benefit Cost
Service Cost	110	83
Interest Cost	41	43

Net Expected Benefit Payments	(96)	(92)
Amendments	(33)	14
Obligation at End of Year	$1,634	$1,498

Components of Postretirement Benefit Expense:	2020	2019	2018
Service Cost	$110	$83	$69
Interest Cost	41	43	34
Amortization of Prior Service Costs	2	—	—
Amortization of Unrecognized Net (Gain) Loss	64	37	32
Net Postretirement Benefit Expense	217	163	135

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	15	273	41

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$232	$436	$176

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2020	2019	2018
Discount Rate	1.81%	2.81%	3.91%

Assumed Health Care Cost Trend Rates at Year-end:	2020	2019
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2027	2026

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2020:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$15	$(13)
Effect on Postretirement Benefit Obligation	$122	$(108)

Contributions
The Company expects to contribute $96 to its postretirement medical and life insurance plan in 2021.

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2021	$121
2022	117
2023	130
2024	115
2025	124
2026-2030	761

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $42 and $84 during 2020 and 2019, respectively. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 ("ERISA"), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but there is no intention to withdraw.

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
Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $138,322 and $164,570 for the plan years ended June 30, 2019 and 2018, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2020 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2019.

NOTE 10 - Income Taxes

The provision for income taxes consists of the following:	2020	2019	2018

Current Federal	$14,186	$8,263	$6,699
Current State	2,265	1,004	412
Deferred Federal	(2,765)	3,545	2,226
Deferred State	(852)	(795)	191
Total	$12,834	$12,017	$9,528

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
Effective tax rates differ from the federal statutory rate of 21% for 2020, 2019 and 2018 applied to income before income taxes due to the following:

	2020	2019	2018

Statutory Rate Times Pre-tax Income	$15,759	$14,960	$11,772
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(2,681)	(2,246)	(2,129)
State Income Tax, Net of Federal Tax Effect	1,116	165	476
General Business Tax Credits	(1,085)	(1,039)	(914)
Company Owned Life Insurance	(484)	(421)	(260)
Other Differences	209	598	583
Total Income Taxes	$12,834	$12,017	$9,528

The net deferred tax liability at December 31 consists of the following:

	2020	2019
Deferred Tax Assets:
Allowance for Credit Losses	$10,568	$3,466
Lease Liability (Operating Leases)	2,055	2,198
Unrealized Loss on Securities	—	—
Deferred Compensation and Employee Benefits	823	787
Other-than-temporary Impairment	246	240
Accrued Expenses	1,200	1,209
Business Combination Fair Value Adjustments	777	3,475
Pension and Postretirement Plans	200	200
Other Real Estate Owned	25	48
Non-Accrual Loan Interest Income	678	554
Net Operating Loss Carryforward	1,010	786
Other	1,000	1,044
Total Deferred Tax Assets	18,582	14,007
Deferred Tax Liabilities:
Depreciation	(2,331)	(2,498)
Leasing Activities, Net	(10,638)	(10,816)
Unrealized Gain on Securities	(9,734)	(4,302)
FHLB Stock Dividends	(206)	(245)
Prepaid Expenses	(641)	(629)
Intangibles	(1,670)	(2,032)
Deferred Loan Fees	(730)	(589)
Mortgage Servicing Rights	(9)	(75)
Right of Use Asset (Operating Leases)	(2,028)	(2,180)
Other	(230)	(685)
Total Deferred Tax Liabilities	(28,217)	(24,051)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(9,635)	$(10,044)
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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
Retained earnings at December 31, 2020, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2020 was approximately $1,070.

As of December 31, 2020, the Company had net operating loss carryforwards of $20,207, which expire in years ranging from 2021 through 2039. These net operating loss carryforwards were primarily derived from the acquisition of First Security and Citizens First.

 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2020, 2019, and 2018, and did not recognize any increase in unrecognized benefits during 2020 relative to any tax positions taken in 2020. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2020, 2019, and 2018. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2015. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2015.

NOTE 11 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2020 and 2019. Trust and investment product fees are included in the trust and investment advisory services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Year Ended
	December 31,
Non-interest Income	2020	2019	2018
In-Scope of Topic 606:
Trust and Investment Product Fees	$8,005	$7,278	$6,680
Service Charges on Deposit Accounts	7,334	8,718	7,044
Insurance Revenues	8,922	8,940	8,330
Interchange Fee Income	10,529	9,450	7,278
Other Operating Income	2,361	2,073	1,720
Non-interest Income (in-scope of Topic 606)	37,151	36,459	31,052
Non-interest Income (out-of-scope of Topic 606)	17,323	9,042	6,018
Total Non-interest Income	$54,474	$45,501	$37,070

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

NOTE 12 – Per Share Data
The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2020	2019	2018
Basic Earnings per Share:
Net Income	$62,210	$59,222	$46,529
Weighted Average Shares Outstanding	26,539,024	25,824,538	23,381,616

Basic Earnings per Share	$2.34	$2.29	$1.99

Diluted Earnings per Share:
Net Income	$62,210	$59,222	$46,529

Weighted Average Shares Outstanding	26,539,024	25,824,538	23,381,616
Stock Options, Net	—	—	—
Diluted Weighted Average Shares Outstanding	26,539,024	25,824,538	23,381,616

Diluted Earnings per Share	$2.34	$2.29	$1.99

There were no anti-dilutive shares at December 31, 2020, 2019, and 2018. There were no stock options outstanding at December 31, 2020, 2019 and 2018. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The components of lease expense were as follows:

	December 31, 2020	December 31, 2019
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210	$210
Interest on Lease Liabilities	363	378
Operating Lease Cost	1,781	1,807
Short-term Lease Cost	34	68
Total Lease Cost	$2,388	$2,463

The weighted average lease term and discount rates were as follows:

	December 31, 2020	December 31, 2019
Weighted Average Remaining Lease Term:
Finance Leases	11 years	12 years
Operating Leases	8 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.47%	11.49%
Operating Leases	3.17%	3.29%

Supplemental balance sheet information related to leases were as follows:

	December 31, 2020	December 31, 2019

Finance Leases
Premises, Furniture and Equipment, Net	$2,278	$2,488
Other Borrowings	$3,224	$3,381

Operating Leases
Operating Lease Right-of-Use Assets	$8,217	$9,052
Operating Lease Liabilities	$8,325	$9,125

Supplemental cash flow information related to leases were as follows:

	December 31, 2020	December 31, 2019
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$363	$378
Operating Cash Flows from Operating Leases	1,710	1,734
Financing Cash Flows from Finance Leases	125	109

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2020
	Finance Leases	Operating Leases

Year 1	$519	$1,535
Year 2	519	1,369
Year 3	519	1,217
Year 4	519	1,088
Year 5	519	924
Thereafter	2,953	3,413
Total Lease Payments	5,548	9,546
Less Imputed Interest	(2,324)	(1,221)
Total	$3,224	$8,325

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$15,319	$424,441	$11,637	$381,050
Commercial Operating Lines	33,892	447,270	47,310	384,513
Residential Mortgages	52,394	2,262	29,654	2,017
Total Commitments to Fund Loans	$101,605	$873,973	$88,601	$767,580

Commitments to Sell Loans:
Mandatory	$—	$—	$—	$—
Non-mandatory	$19,724	$—	$19,406	$—

Standby Letters of Credit	$2,122	$5,463	$1,138	$6,549

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2020, the Company held $497 thousand in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$580,750	$497	$581,247
MBS/CMO	—	548,307	—	548,307
US Gov't Sponsored Entities & Agencies	—	88,298	—	88,298
Total Securities	$—	$1,217,355	$497	$1,217,852

Loans Held-for-Sale	$—	$16,904	$—	$16,904

Derivative Assets	$—	$8,806	$—	$8,806

Derivative Liabilities	$—	$9,353	$—	$9,353

	Fair Value Measurements at December 31, 2019 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$320,279	$4,021	$324,300
MBS/CMO	—	530,525	—	530,525
US Gov't Sponsored Entities & Agencies	—	—	—	—
Total Securities	$—	$850,804	$4,021	$854,825

Loans Held-for-Sale	$—	$17,713	$—	$17,713

Derivative Assets	$—	$2,607	$—	$2,607

Derivative Liabilities	$—	$2,829	$—	$2,829

As of December 31, 2020 and 2019, the aggregate fair value, contractual balance (including accrued interest), and gain or loss were as follows:

	2020	2019
Aggregate Fair Value	$16,904	$17,713
Contractual Balance	16,378	17,378
Gain (Loss)	526	335

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2020, 2019 and 2018 for loans held for sale were $191, $303, and ($111), respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019:

	Obligations of State and Political Subdivisions
	2020	2019
Balance of Recurring Level 3 Assets at January 1	$4,021	$4,991
Total Gains (Losses) Included in Other Comprehensive Income	(26)	(25)
Maturities / Calls	(3,498)	(945)
Purchases	—	—
Balance of Recurring Level 3 Assets at December 31	$497	$4,021

Of the total gain/loss included in earnings for the years ended December 31, 2020 and 2019, ($26) and ($25) was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,985	$4,985
Commercial Real Estate Loans	—	—	8,893	8,893
Agricultural Loans	—	—	551	551
Home Equity Loans	—	—	369	369
Residential Mortgage Loans	—	—	75	75

Fair value for collateral dependent loans, had a carrying amount of $14,873, with a valuation allowance of $5,657, resulting in an increase to the provision for credit losses of $330 for the year ended December 31, 2020.

As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASC 326 on January 1, 2020. The table below is based upon previously applicable GAAP.

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

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2020 and 2019. No charge to earnings was included in the years ended December 31, 2020 and 2019.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and 2019:

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$4,985	Sales comparison approach	Adjustment for physical condition of comparable properties sold	26% - 100% (61%)
Individually Analyzed Loans - Commercial Real Estate Loans	$8,893	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (56%)
Individually Analyzed Loans - Agricultural Loans	$551	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 96% (65%)
Individually Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individually Analyzed Loans - Home Equity Loans	$369	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9% - 9% (9%)
Individually Analyzed Loans - Residential Mortgage Loans	$75	Sales comparison approach	Adjustment for physical condition of comparable properties sold	43% -97% (67%)

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans - Commercial and Industrial Loans	$2,109	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29% - 100% (64%)
Impaired Loans - Commercial Real Estate Loans	$493	Sales comparison approach	Adjustment for physical condition of comparable properties sold	47% - 91% (64%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2020 and 2019. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision. In accordance with the adoption of ASU 2016-01, the table below for December 31, 2020 and 2019, present the fair values measured using an exit price notion.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

		Fair Value Measurements at December 31, 2020 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$345,748	$57,972	$287,776	$—	$345,748
Interest Bearing Time Deposits with Banks	1,241	—	1,241	—	1,241
Loans, Net	3,026,340	—	—	3,032,690	3,032,690
Accrued Interest Receivable	20,278	—	6,137	14,141	20,278
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(3,612,078)	(3,612,078)	—	—	(3,612,078)
Time Deposits	(494,452)	—	(495,171)	—	(495,171)
Short-term Borrowings	(52,905)	—	(52,905)	—	(52,905)
Long-term Debt	(141,624)	—	(88,342)	(54,960)	(143,302)
Accrued Interest Payable	(1,084)	—	(1,049)	(35)	(1,084)

		Fair Value Measurements at December 31, 2019 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$103,884	$59,971	$43,913	$—	$103,884
Interest Bearing Time Deposits with Banks	1,985	—	1,985	—	1,985
Loans, Net	3,058,211	—	—	3,056,521	3,056,521
Accrued Interest Receivable	18,425	—	4,400	14,025	18,425
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(2,798,625)	(2,798,625)	—	—	(2,798,625)
Time Deposits	(631,396)	—	(624,666)	—	(624,666)
Short-term Borrowings	(167,736)	(128,311)	(39,425)	—	(167,736)
Long-term Debt	(181,950)	—	(127,174)	(55,234)	(182,408)
Accrued Interest Payable	(2,442)	—	(2,376)	(66)	(2,442)

Note 16 - Segment Information

The Company’s operations include three primary segments: core banking, wealth management services, and insurance operations. The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The wealth management segment involves providing trust, investment advisory, brokerage and retirement planning services to customers. The insurance segment offers a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets.

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 73 banking offices at December 31, 2020. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2020
Net Interest Income	$157,936	$18	$11	$(2,722)	$155,243
Net Gains on Sales of Loans	9,908	—	—	—	9,908
Net Gains on Securities	4,081	—	—	—	4,081
Trust and Investment Product Fees	3	8,002	—	—	8,005
Insurance Revenues	12	15	8,895	—	8,922
Noncash Items:
Provision for Credit Losses	17,550	—	—	—	17,550
Depreciation and Amortization	9,012	28	68	321	9,429
Income Tax Expense (Benefit)	13,758	452	536	(1,912)	12,834
Segment Profit (Loss)	60,812	1,355	1,655	(1,612)	62,210
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2019
Net Interest Income	$147,735	$15	$18	$(2,543)	$145,225
Net Gains on Sales of Loans	4,633	—	—	—	4,633
Net Gains on Securities	1,248	—	—	—	1,248
Trust and Investment Product Fees	4	7,274	—	—	7,278
Insurance Revenues	25	28	8,887	—	8,940
Noncash Items:
Provision for Loan Losses	5,325	—	—	—	5,325
Depreciation and Amortization	8,265	6	71	288	8,630
Income Tax Expense (Benefit)	12,724	469	511	(1,687)	12,017
Segment Profit (Loss)	58,793	1,366	1,538	(2,475)	59,222
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2018
Net Interest Income	$115,710	$5	$13	$(1,118)	$114,610
Net Gains on Sales of Loans	3,004	—	—	—	3,004
Net Gains on Securities	706	—	—	—	706
Trust and Investment Product Fees	4	6,676	—	—	6,680
Insurance Revenues	17	40	8,273	—	8,330
Noncash Items:
Provision for Loan Losses	2,070	—	—	—	2,070
Depreciation and Amortization	5,847	5	76	256	6,184
Income Tax Expense (Benefit)	9,671	437	440	(1,020)	9,528
Segment Profit (Loss)	46,075	1,263	1,312	(2,121)	46,529
Segment Assets at December 31, 2018	3,926,242	2,658	11,368	(11,178)	3,929,090

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Cash	$47,533	$42,738
Other Investments	353	353
Investment in Subsidiary Bank	614,661	577,332
Investment in Non-banking Subsidiaries	5,956	5,904
Other Assets	17,247	7,954
Total Assets	$685,750	$634,281

LIABILITIES
Borrowings	$55,400	$54,996
Other Liabilities	5,641	5,465
Total Liabilities	61,041	60,461

SHAREHOLDERS’ EQUITY
Common Stock	26,502	26,671
Additional Paid-in Capital	274,385	278,954
Retained Earnings	288,447	253,090
Accumulated Other Comprehensive Income (Loss)	35,375	15,105
Total Shareholders’ Equity	624,709	573,820
Total Liabilities and Shareholders’ Equity	$685,750	$634,281

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2020	2019	2018
INCOME
Dividends from Subsidiaries
Bank	$40,000	$45,000	$7,000
Non-bank	1,580	1,400	1,200
Interest Income	118	102	38
Other Income (Loss)	25	(2)	(13)
Total Income	41,723	46,500	8,225

EXPENSES
Salaries and Employee Benefits	498	530	576
Professional Fees	564	1,685	2,079
Occupancy and Equipment Expense	7	7	7
Interest Expense	2,907	2,781	1,279
Other Expenses	1,286	975	813
Total Expenses	5,262	5,978	4,754
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	36,461	40,522	3,471
Income Tax Benefit	1,922	1,712	1,042
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	38,383	42,234	4,513
Equity in Undistributed Income of Subsidiaries	23,827	16,988	42,016
NET INCOME	62,210	59,222	46,529

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	20,270	22,432	(4,424)
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	—	(229)	(54)
TOTAL COMPREHENSIVE INCOME	$82,480	$81,425	$42,051

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$62,210	$59,222	$46,529
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	(8,575)	31	1,588
Change in Other Liabilities	(142)	(406)	(163)
Equity Based Compensation	1,051	1,287	1,355
Excess Tax Benefit from Restricted Share Grant	3	25	32
Equity in Excess Undistributed Income of Subsidiaries	(23,827)	(16,988)	(42,016)
Net Cash from Operating Activities	30,720	43,171	7,325

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	—	(14,958)	(25,160)
Net Cash from Investing Activities	—	(14,958)	(25,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	—	39,213	25,000
Repayment of Long-term Debt	—	(25,000)	—
Issuance (Retirement) of Common Stock	(5,789)	—	—
Dividends Paid	(20,136)	(17,556)	(14,074)
Net Cash from Financing Activities	(25,925)	(3,343)	10,926

Net Change in Cash and Cash Equivalents	4,795	24,870	(6,909)
Cash and Cash Equivalents at Beginning of Year	42,738	17,868	24,777
Cash and Cash Equivalents at End of Year	$47,533	$42,738	$17,868

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

In accordance with ASC 805, the Company expensed approximately $3.3 million of direct acquisition costs and recorded $17.7 million of goodwill and $4.5 million of intangible assets. The intangible assets are related to core deposits and are being amortized over 8 years. For tax purposes, goodwill totaling $17.7 million is non-deductible but will be evaluated annually for impairment. The following table summarizes the fair value of the total consideration transferred as a part of the Citizens First acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

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

Total Cash Received from First Financial	$41,826

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$756
Loans	116,305
Premises, Furniture & Equipment	5,666
Intangible Assets	3,475
Accrued Interest Receivable and Other Assets	780
Deposits - Non-interest Bearing	(39,607)
Deposits - Interest Bearing	(136,096)
Accrued Interest Payable and Other Liabilities	(70)

Total Identifiable Net Assets	$(48,791)

Goodwill	$6,965

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2020, 2019, and 2018, were classified as follows:

	2020	2019	2018

Beginning of Year	$121,306	$103,681	$54,058
Acquired Goodwill	650	17,625	49,623
Impairment	—	—	—
End of Year	$121,956	$121,306	$103,681

Of the $121,956 carrying amount of goodwill, $120,624 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2020. During 2020, the Company finalized valuation estimates for the Citizens First acquisition and recorded $650 of additional goodwill. Of the $121,306 carrying amount of goodwill, $119,974 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2019. Of the $103,681 carrying amount of goodwill, $102,349 is allocated to the core banking segment and $1,332 is allocated to the insurance segment for the period ended December 31, 2018.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2020, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)
qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2020
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$25,780	$(18,619)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,318)
Total	$31,445	$(24,194)

	2019
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$25,780	$(15,110)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,288)
Total	$31,445	$(20,655)
Amortization Expense was $3,539, $3,721 and $1,752, for 2020, 2019 and 2018.

Estimated amortization expense for each of the next five years is as follows:

2021	$2,745
2022	1,990
2023	1,337
2024	751
2025	337

NOTE 19 – Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2020 and 2019, net of tax:

December 31, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$15,673	$(568)	$15,105
Other Comprehensive Income (Loss) Before Reclassification	23,494	—	23,494
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3,224)	—	(3,224)
Net Current Period Other
Comprehensive Income (Loss)	20,270	—	20,270
Ending Balance	$35,943	$(568)	$35,375

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss) (continued)

December 31, 2019	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(6,759)	$(339)	$(7,098)
Other Comprehensive Income (Loss) Before Reclassification	23,418	(256)	23,162
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(986)	27	(959)
Net Current Period Other
Comprehensive Income (Loss)	22,432	(229)	22,203
Ending Balance	$15,673	$(568)	$15,105

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$4,081	Net Gain (Loss) on Securities
	(857)	Income Tax Expense
	3,224	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$3,224

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2019:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$1,248	Net Gain (Loss) on Securities
	(262)	Income Tax Expense
	986	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(37)	Salaries and Employee Benefits
	10	Income Tax Expense
	(27)	Net of Tax

Total Reclassifications for the Period	$959

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss) (continued)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2018:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$706	Net Gain (Loss) on Securities
	(148)	Income Tax Expense
	558	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$(32)	Salaries and Employee Benefits
	9	Income Tax Expense
	(23)	Net of Tax

Total Reclassifications for the Period	$535

Note 20 - Quarterly Financial Data (Unaudited)

The following table represents selected quarterly financial data for the Company:

	Interest Income	Net Interest Income	Net Income	Basic Earnings per Share	Diluted Earnings per Share
2020
First Quarter	$43,571	$36,256	$12,472	$0.47	$0.47
Second Quarter	43,541	38,459	14,255	0.54	0.54
Third Quarter	42,113	38,388	14,593	0.55	0.55
Fourth Quarter	45,144	42,140	20,890	0.79	0.79

2019
First Quarter	$41,189	$33,591	$15,067	$0.60	$0.60
Second Quarter	41,036	33,641	15,271	0.61	0.61
Third Quarter	46,911	38,578	13,064	0.49	0.49
Fourth Quarter	47,338	39,415	15,820	0.59	0.59

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Election of Directors,” “Our Executive Officers” and “Section 16(a): Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2021 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2021 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2021 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 relating to equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Report. Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2021 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2021 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2021 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

3.1
Amended and Restated Articles of Incorporation of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

3.2	Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed July 1, 2020 (SEC File No. 001-15877).
4.1
Terms of Common Shares and Preferred Shares of the Registrant (included in Amended and Restated Articles of Incorporation) are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

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

4.5
Description of the securities of German American Bancorp, Inc. registered pursuant to Section 12 of the Exchange Act is incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

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

10.3*
Adoption Agreement for the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2009 is incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.4*
Basic Plan Document for the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2009 is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.5*
First Amendment to the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2020 is incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.6*
German American Bancorp, Inc., 2009 Long Term Equity Incentive Plan is incorporated by reference from Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

10.7*
German American Bancorp, Inc., 2009 Employee Stock Purchase Plan is incorporated by reference from Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-160749) filed July 23, 2009.

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

Exhibit No.	Description
10.9.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2020 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2019 (SEC File No. 001-15877).

10.10*+	Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2021 (including Restricted Stock Awards).
10.11*
Description of Executive Management Incentive Plan for 2018 (awards payable in 2019) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 2, 2018 (SEC File No. 001-15877).

10.12*
Description of Executive Management Incentive Plan for 2019 (awards payable in 2020) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed May 3, 2019 (SEC File No. 001-15877).

10.13*
Description of Executive Management Incentive Plan for 2020 (awards payable in 2021) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed April 3, 2020 (SEC File No. 001-15877).

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

10.16*
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2009 Long-Term Equity Incentive Plan in conjunction with the Management Long-Term Incentive Plan from time to time in effect is incorporated by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2017 (SEC File No. 001-15877).

10.17*
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2019 Long-Term Equity Incentive Plan in conjunction with the Management Long-Term Incentive Plan from time to time in effect is incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.18*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2019 Long-Term Equity Incentive Plan to Directors as part of their annual compensation arrangement is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.19*
German American Bancorp, Inc. Amended and Restated 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 000-15877).

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
In reviewing any agreements included as exhibits to this Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by the parties to the agreements, including us. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16. Form 10-K Summary.

Not applicable.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	February 26, 2021	By: /s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 26, 2021	/s/Mark A. Schroeder
Mark A. Schroeder, Chairman and
Chief Executive Officer (principal executive officer)

Date:	February 26, 2021	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	February 26, 2021	/s/Marc D. Fine
Marc D. Fine, Director

Date:	February 26, 2021	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	February 26, 2021	/s/U. Butch Klem
U. Butch Klem, Director

Date:	February 26, 2021	/s/J. David Lett
J. David Lett, Director

Date:	February 26, 2021	/s/Lee A. Mitchell
Lee A. Mitchell, Director

Date:	February 26, 2021	/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	February 26, 2021	/s/M. Darren Root
M. Darren Root, Director

Date:	February 26, 2021	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	February 26, 2021	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	February 26, 2021	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	February 26, 2021	/s/Raymond W. Snowden
Raymond W. Snowden, Director

Date:	February 26, 2021	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	February 26, 2021	/s/Bradley M. Rust
Bradley M. Rust, Senior Executive Vice President and Chief Financial Officer (principal accounting officer and principal financial officer)