Form 10-Q
period 2021-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2021-05-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2021

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

As of May 5, 2021, the registrant had 26,545,704 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2020, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

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
PPP:    Paycheck Protection Program established under the CARES Act
PPPL Facility:    Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act
SBA:    Small Business Administration
SEC:    Securities and Exchange Commission
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Cash and Due from Banks	$102,758	$57,972
Federal Funds Sold and Other Short-term Investments	290,486	287,776
Cash and Cash Equivalents	393,244	345,748

Interest-bearing Time Deposits with Banks	1,241	1,241
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,367,856 for March 31, 2021; Amortized Cost $1,172,175 for December 31 2020; No Allowance for Credit Losses)	1,385,873	1,217,852
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	18,493	16,904

Loans	3,120,981	3,091,998
Less: Unearned Income	(3,778)	(3,926)
Allowance for Credit Losses	(45,099)	(46,859)
Loans, Net	3,072,104	3,041,213

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,168
Premises, Furniture and Equipment, Net	92,044	96,593
Other Real Estate	325	325
Goodwill	121,956	121,956
Intangible Assets	8,130	8,984
Company Owned Life Insurance	69,606	69,250
Accrued Interest Receivable and Other Assets	43,417	43,990
TOTAL ASSETS	$5,219,834	$4,977,577

LIABILITIES
Non-interest-bearing Demand Deposits	$1,383,888	$1,183,442
Interest-bearing Demand, Savings, and Money Market Accounts	2,548,015	2,428,636
Time Deposits	446,770	494,452
Total Deposits	4,378,673	4,106,530

FHLB Advances and Other Borrowings	173,547	194,529
Accrued Interest Payable and Other Liabilities	50,401	51,809
TOTAL LIABILITIES	4,602,621	4,352,868

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,546	26,502
Additional Paid-in Capital	274,670	274,385
Retained Earnings	302,450	288,447
Accumulated Other Comprehensive Income	13,547	35,375
TOTAL SHAREHOLDERS’ EQUITY	617,213	624,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,219,834	$4,977,577
End of period shares issued and outstanding	26,546,280	26,502,157

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME
Interest and Fees on Loans	$35,104	$37,858
Interest on Federal Funds Sold and Other Short-term Investments	85	158
Interest and Dividends on Securities:
Taxable	2,607	3,110
Non-taxable	3,729	2,445
TOTAL INTEREST INCOME	41,525	43,571

INTEREST EXPENSE
Interest on Deposits	1,442	5,657
Interest on FHLB Advances and Other Borrowings	1,151	1,658
TOTAL INTEREST EXPENSE	2,593	7,315

NET INTEREST INCOME	38,932	36,256
Provision for Credit Losses	(1,500)	5,150
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	40,432	31,106

NON-INTEREST INCOME
Trust and Investment Product Fees	2,358	2,031
Service Charges on Deposit Accounts	1,678	2,237
Insurance Revenues	3,292	3,229
Company Owned Life Insurance	352	1,222
Interchange Fee Income	2,830	2,482
Other Operating Income	1,350	427
Net Gains on Sales of Loans	2,202	1,863
Net Gains on Securities	975	590
TOTAL NON-INTEREST INCOME	15,037	14,081

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,805	17,400
Occupancy Expense	3,372	2,570
Furniture and Equipment Expense	976	1,011
FDIC Premiums	334	—
Data Processing Fees	1,743	1,686
Professional Fees	1,160	1,084
Advertising and Promotion	782	1,071
Intangible Amortization	760	960
Other Operating Expenses	4,327	4,546
TOTAL NON-INTEREST EXPENSE	31,259	30,328

Income before Income Taxes	24,210	14,859
Income Tax Expense	4,653	2,387
NET INCOME	$19,557	$12,472

Basic Earnings per Share	$0.74	$0.47
Diluted Earnings per Share	$0.74	$0.47

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2021	2020

NET INCOME	$19,557	$12,472

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(26,685)	17,479
Reclassification Adjustment for Gains Included in Net Income	(975)	(590)
Tax Effect	5,832	(3,634)
Net of Tax	(21,828)	13,255

Total Other Comprehensive Income (Loss)	(21,828)	13,255

COMPREHENSIVE INCOME (LOSS)	$(2,271)	$25,727

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2020	26,502,157	$26,502	$274,385	$288,447	$35,375	$624,709

Net Income				19,557		19,557
Other Comprehensive Income					(21,828)	(21,828)
Cash Dividends ($0.21 per share)				(5,554)		(5,554)
Issuance of Common Stock for:
Restricted Share Grants	44,123	44	285			329

Balances, March 31, 2021	26,546,280	$26,546	$274,670	$302,450	$13,547	$617,213

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)				(6,717)		(6,717)
Balance, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103

Net Income				12,472		12,472
Other Comprehensive Income					13,255	13,255
Cash Dividends ($0.19 per share)				(5,065)		(5,065)
Issuance of Common Stock for:
Restricted Share Grants	41,752	42	228			270
Stock Repurchase	(173,089)	(173)	(4,322)			(4,495)

Balances, March 31, 2020	26,540,031	$26,540	$274,860	$253,780	$28,360	$583,540

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,557	$12,472
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,553	1,121
Depreciation and Amortization	2,327	2,341
Loans Originated for Sale	(70,550)	(54,906)
Proceeds from Sales of Loans Held-for-Sale	71,465	58,459
Provision for Credit Losses	(1,500)	5,150
Gain on Sale of Loans, net	(2,202)	(1,863)
Gain on Securities, net	(975)	(590)
Loss on Disposition and Donation of Premises and Equipment	479	27
Increase in Cash Surrender Value of Company Owned Life Insurance	(356)	(373)
Equity Based Compensation	329	270
Change in Assets and Liabilities:
Interest Receivable and Other Assets	711	(6,438)
Interest Payable and Other Liabilities	5,852	8,271
Net Cash from Operating Activities	26,690	23,941

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	57,093	31,698
Proceeds from Sales of Securities Available-for-Sale	51,370	10,989
Purchase of Securities Available-for-Sale	(304,722)	(47,292)
Proceeds from Redemption of Federal Home Loan Bank Stock	120	—
Loans Made to Customers, net of Payments Received	(29,391)	69,603
Property and Equipment Expenditures	(835)	(1,166)
Proceeds from Sale of Land and Building	1,614	85
Proceeds from Life Insurance	—	1,082
Net Cash from Investing Activities	(224,751)	64,999

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	272,173	48,658
Change in Short-term Borrowings	(13,041)	(134,214)
Repayments of Long-term Debt	(8,021)	(7,568)
Issuance (Repurchase) of Common Stock	—	(4,495)
Dividends Paid	(5,554)	(5,065)
Net Cash from Financing Activities	245,557	(102,684)

Net Change in Cash and Cash Equivalents	47,496	(13,744)
Cash and Cash Equivalents at Beginning of Year	345,748	103,884
Cash and Cash Equivalents at End of Period	$393,244	$90,140

Cash Paid During the Period for
Interest	$2,391	$6,929
Income Taxes	(246)	(45)

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$—	$200
Reclassification of Land and Buildings to Other Assets	366	—

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

Impact of COVID-19
The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during the quarter ended March 31, 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and accelerating COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

NOTE 2 - Recent Accounting Pronouncements

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

Adopted Accounting Guidance in 2020
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

In December 2018, federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has elected to adopt the five-year transition option. This election of the transition option is applicable only to

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $13,141 at March 31, 2021 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

Troubled Debt Restructurings (“TDR”)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowances for credit losses on loans on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. See “Loan Modifications and Troubled Debt Restructurings due to COVID-19” at the beginning of this Note 2 for additional information.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2021	2020
Basic Earnings per Share:
Net Income	$19,557	$12,472
Weighted Average Shares Outstanding	26,510,001	26,663,604
Basic Earnings per Share	$0.74	$0.47

Diluted Earnings per Share:
Net Income	$19,557	$12,472

Weighted Average Shares Outstanding	26,510,001	26,663,604
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,510,001	26,663,604
Diluted Earnings per Share	$0.74	$0.47
For the three months ended March 31, 2021 and 2020, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

March 31, 2021
Obligations of State and Political Subdivisions	$601,546	$24,849	$(2,547)	$—	$623,848
MBS/CMO	$654,447	$7,873	$(8,871)	$—	$653,449
US Gov't Sponsored Entities & Agencies	111,863	—	(3,287)	—	108,576
Total	$1,367,856	$32,722	$(14,705)	$—	$1,385,873

December 31, 2020
Obligations of State and Political Subdivisions	$548,273	$33,077	$(103)	$—	$581,247
MBS/CMO	535,526	12,806	(25)	—	$548,307
US Gov't Sponsored Entities & Agencies	88,376	120	(198)	—	$88,298
Total	$1,172,175	$46,003	$(326)	$—	$1,217,852

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov't Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of Securities at March 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$5,739	$5,770
Due after one year through five years	17,354	18,027
Due after five years through ten years	66,272	70,572
Due after ten years	512,181	529,479
MBS/CMO	654,447	653,449
US Gov't Sponsored Entities & Agencies	111,863	108,576
Total	$1,367,856	$1,385,873

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Proceeds from Sales	$51,370	$10,989
Gross Gains on Sales	975	590
Income Taxes on Gross Gains	205	127

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $186,885 and $237,506 as of March 31, 2021 and December 31, 2020, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
Below is a summary of securities with unrealized losses as of March 31, 2021 and December 31, 2020, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$155,320	$(2,547)	$—	$—	$155,320	$(2,547)
MBS/CMO	405,387	(8,871)	—	—	405,387	(8,871)
US Gov't Sponsored Entities & Agencies	108,576	(3,287)	—	—	108,576	(3,287)
Total	$669,283	$(14,705)	$—	$—	$669,283	$(14,705)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$10,652	$(103)	$—	$—	$10,652	$(103)
MBS/CMO	19,631	(25)	—	—	19,631	(25)
US Gov't Sponsored Entities & Agencies	59,054	(198)	—	—	59,054	(198)
Total	$89,337	$(326)	$—	$—	$89,337	$(326)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2021. Accrued interest receivable on available-for-sale debt securities totaled $6,937 at March 31, 2021 and is excluded from the estimate of credit losses.

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2021 and December 31, 2020. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2021, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $120,721 at March 31, 2021 and $117,621 at December 31, 2020. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

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
The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$120,721	$5,772	$117,621	$8,806

Included in Other Liabilities:
Interest Rate Swaps	$120,721	$5,970	$117,621	$9,353

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2021	2020
Interest Rate Swaps:
Included in Other Operating Income	$485	$(280)

NOTE 6 – Loans

Loans were comprised of the following classifications:

	March 31, 2021	December 31, 2020
Commercial:
Commercial and Industrial Loans	$672,300	$638,773
Commercial Real Estate Loans	1,492,617	1,467,397
Agricultural Loans	347,231	376,186
Leases	55,714	55,664
Retail:
Home Equity Loans	212,306	219,348
Consumer Loans	60,570	66,717
Credit Cards	12,609	11,637
Residential Mortgage Loans	267,634	256,276

Subtotal	3,120,981	3,091,998
Less: Unearned Income	(3,778)	(3,926)
Allowance for Credit Losses	(45,099)	(46,859)
Loans, net	$3,072,104	$3,041,213

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
As previously disclosed, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), a lending program administered by the Small Business Administration (“SBA”) that is intended to incentivize participants to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The PPP was later extended and modified by the Paycheck Protection Program and Health Care Enhancement Act in April 2020 and the Paycheck Protection Program Flexibility Act in June 2020, with PPP funding under this initial round expiring on August 8, 2020.

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”). In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021, and included the establishment of PPP second draw loans. Certain borrowers that had obtained a PPP loan in 2020 (a “first draw PPP loan”) became eligible in January 2021 to apply for a “second draw PPP loan” on generally the same terms and conditions as their first draw loans. The eligibility requirements for a second draw PPP loan, however, are much narrower than the eligibility requirements for a first draw PPP loan. More recently, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, providing additional funds for the PPP and expanding certain PPP eligibility requirements. Further, on March 30, 2021, the PPP Extension Act of 2021 (was signed into law, providing applicants two additional months (through May 31, 2021) to apply for a first draw or second draw PPP loan and giving the SBA until June 30, 2021 to process loan applications.

Having previously participated in the first round of the PPP during 2020, the Company is also participating in the second round that commenced in January 2021. Under the PPP, the Company has lent and is lending funds primarily to its existing loan and/or deposit customers, based on a pre-determined SBA-developed formula. These loans carry a customer interest rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination. The vast majority of the Company's first round PPP loans have two-year maturities. The second round PPP loans have five-year maturities.
As of March 31, 2021, the Company had $97,331 in PPP loans outstanding with approximately $1,232 of net fees remaining under the first round of this program and had $145,364 in PPP loans outstanding with approximately $7,234 of net fees remaining under the second round of this program, all of which are included in the above table in the Commercial and Industrial Loan category. As of December 31, 2020, the Company had $186,038 in PPP loans outstanding with approximately $4,054 of net fees remaining. Fees recognized during the first quarter of 2021 totaled $3,008 while no fees were recognized during the first quarter of 2020. The Company anticipates that the majority of the PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2021 and 2020:

March 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision for credit loss expense	(22)	(1,334)	(294)	1	(18)	(31)	59	139	—	(1,500)
Loans charged-off	(190)	(9)	—	—	(125)	—	(47)	(1)	—	(372)
Recoveries collected	15	5	—	—	92	—	—	—	—	112
Total ending allowance balance	$6,248	$28,540	$6,462	$201	$439	$965	$162	$2,082	$—	$45,099

March 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision for credit loss expense	(137)	5,167	(396)	67	205	(20)	35	229	—	5,150
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans charged-off	(296)	—	—	—	(237)	—	(36)	—	—	(569)
Recoveries collected	12	3	—	—	112	—	1	1	—	129
Total ending allowance balance	$8,814	$17,310	$6,485	$172	$455	$977	$124	$2,304	$—	$36,641

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
The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
exist. Based on the potential increased losses related to the economic impact of the COVID-19 pandemic, the bank has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly.
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

For the three months ended March 31, 2021, the allowance for credit losses decreased primarily due to a decline in the loan portfolio, excluding PPP loans, and a decline in certain adversely criticized assets. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized improvements in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. The impact of fiscal stimulus, including direct payments to individuals, ongoing increased unemployment benefits, as well as the various government-sponsored loan programs, was also considered in our qualitative adjustments. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	Non-Accrual With No Allowance for Credit Loss (1)	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,061	$7,312	$—
Commercial Real Estate Loans	3,144	10,133	—
Agricultural Loans	1,220	1,841	—
Leases	—	—	—
Home Equity Loans	293	293	—
Consumer Loans	109	112	—
Credit Cards	154	154	—
Residential Mortgage Loans	480	1,149	—
Total	$9,461	$20,994	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $20,994.
Interest income on non-accrual loans recognized during the three months ended March 31, 2021 totaled $2.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2020	Non-Accrual With No Allowance for Credit Loss (1)	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,571	$8,133	$—
Commercial Real Estate Loans	3,152	10,188	—
Agricultural Loans	1,291	1,915	—
Leases	—	—	—
Home Equity Loans	271	271	—
Consumer Loans	77	84	—
Credit Cards	86	86	—
Residential Mortgage Loans	671	830	—
Total	$10,119	$21,507	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $21,507.
Interest income on non-accrual loans recognized during the year ended December 31, 2020 totaled $28.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,350	$2,846	$639	$30	$7,865
Commercial Real Estate Loans	11,629	—	—	1,472	13,101
Agricultural Loans	2,980	—	—	—	2,980
Leases	—	—	—	—	—
Home Equity Loans	406	—	—	—	406
Consumer Loans	4	—	—	3	7
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,320	—	—	—	1,320
Total	$20,689	$2,846	$639	$1,505	$25,679

December 31, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,943	$3,014	$669	$154	$8,780
Commercial Real Estate Loans	11,877	—	—	1,530	13,407
Agricultural Loans	3,064	—	—	—	3,064
Leases	—	—	—	—	—
Home Equity Loans	416	—	—	—	416
Consumer Loans	4	4	—	3	11
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	817	—	—	—	817
Total	$21,121	$3,018	$669	$1,687	$26,495

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2021 and December 31, 2020:

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$729	$384	$1,982	$3,095	$669,205	$672,300
Commercial Real Estate Loans	158	—	8,526	8,684	1,483,933	1,492,617
Agricultural Loans	—	—	651	651	346,580	347,231
Leases	—	—	—	—	55,714	55,714
Home Equity Loans	327	74	293	694	211,612	212,306
Consumer Loans	328	38	94	460	60,110	60,570
Credit Cards	26	5	154	185	12,424	12,609
Residential Mortgage Loans	3,014	35	918	3,967	263,667	267,634
Total	$4,582	$536	$12,618	$17,736	$3,103,245	$3,120,981

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$477	$909	$2,441	$3,827	$634,946	$638,773
Commercial Real Estate Loans	5	4,877	3,682	8,564	1,458,833	1,467,397
Agricultural Loans	—	—	651	651	375,535	376,186
Leases	—	—	—	—	55,664	55,664
Home Equity Loans	672	5	271	948	218,400	219,348
Consumer Loans	233	84	65	382	66,335	66,717
Credit Cards	95	80	86	261	11,376	11,637
Residential Mortgage Loans	3,737	1,590	529	5,856	250,420	256,276
Total	$5,219	$7,545	$7,725	$20,489	$3,071,509	$3,091,998

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

As of March 31, 2021, the Company had troubled debt restructurings totaling $109. The Company had no specific allocation of allowance for these loans at March 31, 2021. As of December 31, 2020, the Company had troubled debt restructurings totaling $111. The Company had no specific allocation of allowance for these loans at December 31, 2020.

The Company had not committed to lending any additional amounts as of March 31, 2021 and December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three months ended March 31, 2021 and 2020, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021 and 2020.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company has made short-term loan modifications involving both partial and full payment deferrals. The table below shows the payment modifications that were still in effect as of March 31, 2021, with the majority of these credit relationships making full interest payments.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 3/31/2021	As of 12/31/2020

Commercial & Industrial Loans	4	$4,413	0.9%	0.8%
Commercial Real Estate Loans	15	36,137	2.4%	3.0%
Agricultural Loans	—	—	—%	—%
Consumer Loans	2	40	n/m (1)	n/m (1)
Residential Mortgage Loans	2	173	0.1%	0.1%
Total	23	$40,763	1.4%	1.7%
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
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at March 31, 2021 and December 31, 2020, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$176,630	$165,352	$78,654	$41,565	$28,684	$64,123	$85,946	$640,954
Special Mention	—	573	1,011	1,996	1,585	2,070	9,313	16,548
Substandard	—	186	154	1,876	1,493	5,156	5,933	14,798
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$176,630	$166,111	$79,819	$45,437	$31,762	$71,349	$101,192	$672,300

Commercial Real Estate:
Risk Rating
Pass	$89,120	$301,184	$210,976	$168,708	$167,909	$436,255	$29,556	$1,403,708
Special Mention	—	1,628	1,222	15,387	23,220	20,791	—	62,248
Substandard	—	—	8,365	1,722	1,657	14,817	100	26,661
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$89,120	$302,812	$220,563	$185,817	$192,786	$471,863	$29,656	$1,492,617

Agricultural:
Risk Rating
Pass	$13,084	$43,509	$24,244	$28,419	$27,630	$81,385	$55,256	$273,527
Special Mention	636	13,445	9,806	3,262	8,765	13,227	12,900	62,041
Substandard	—	578	73	384	1,156	9,472	—	11,663
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$13,720	$57,532	$34,123	$32,065	$37,551	$104,084	$68,156	$347,231

Leases:
Risk Rating
Pass	$4,996	$16,615	$16,616	$8,235	$4,643	$4,609	$—	$55,714
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$4,996	$16,615	$16,616	$8,235	$4,643	$4,609	$—	$55,714

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the amortized cost in residential, home equity and consumer loans based on payment activity.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$8,563	$28,248	$9,349	$7,567	$1,669	$2,757	$2,305	$60,458
Nonperforming	—	—	32	10	2	33	35	112
Total Consumer Loans	$8,563	$28,248	$9,381	$7,577	$1,671	$2,790	$2,340	$60,570

Home Equity:
Payment performance
Performing	$—	$—	$—	$55	$46	$540	$211,372	$212,013
Nonperforming	—	—	—	—	—	—	293	293
Total Home Equity Loans	$—	$—	$—	$55	$46	$540	$211,665	$212,306

Residential Mortgage:
Payment performance
Performing	$33,640	$45,639	$22,574	$23,597	$27,040	$113,996	$—	$266,486
Nonperforming	—	—	—	—	—	1,148	—	1,148
Total Residential Mortgage Loans	$33,640	$45,639	$22,574	$23,597	$27,040	$115,144	$—	$267,634

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	March 31, 2021	December 31, 2020

Performing	$12,455	$11,551
Nonperforming	154	86

Total	$12,609	$11,637

The following tables present loans purchased and/or sold during the year by portfolio segment:

March 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	3,128	—	—	—	—	—	—	3,128

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $39,863 and $52,904 as of March 31, 2021 and December 31, 2020, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 73 banking offices at March 31, 2021. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2021
Net Interest Income	$39,582	$8	$2	$(660)	$38,932
Net Gains on Sales of Loans	2,202	—	—	—	2,202
Net Gains on Securities	975	—	—	—	975
Trust and Investment Product Fees	1	2,357	—	—	2,358
Insurance Revenues	2	2	3,288	—	3,292
Noncash Items:
Provision for Credit Losses	(1,500)	—	—	—	(1,500)
Depreciation and Amortization	2,217	13	17	80	2,327
Income Tax Expense (Benefit)	4,424	151	395	(317)	4,653
Segment Profit (Loss)	18,628	470	1,248	(789)	19,557
Segment Assets at March 31, 2021	5,210,711	5,000	12,068	(7,945)	5,219,834

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2020
Net Interest Income	$36,952	$4	$4	$(704)	$36,256
Net Gains on Sales of Loans	1,863	—	—	—	1,863
Net Gains on Securities	590	—	—	—	590
Trust and Investment Product Fees	1	2,030	—	—	2,031
Insurance Revenues	3	1	3,225	—	3,229
Noncash Items:
Provision for Credit Losses	5,150	—	—	—	5,150
Depreciation and Amortization	2,243	1	17	80	2,341
Income Tax Expense (Benefit)	2,241	117	360	(331)	2,387
Segment Profit (Loss)	11,847	334	1,094	(803)	12,472
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

NOTE 9 – Stock Repurchase Plan

On January 25, 2021, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represents approximately 4% of the Company’s outstanding shares. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar plan that had been adopted in January 2020. At the time of its termination, the Company had been authorized to purchase up to 778,088 shares of common stock under the 2020 repurchase plan. The Company has not repurchased any shares of common stock under the 2021 repurchase plan.

NOTE 10 – Equity Plans and Equity Based Compensation

During the periods presented, the Company maintained two equity incentive plans under which stock options, restricted stock, and other equity incentive awards have been or could be granted. Those plans include (i) the Company’s 2009 Long-Term Equity Incentive Plan, under which no new grants may be made, and (ii) the Company’s 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”). The 2019 LTI Plan, which authorizes a maximum aggregate issuance of 1,000,000 shares of common stock (subject to certain permitted adjustments), became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first.

For the three months ended March 31, 2021 and 2020, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2021 and 2020.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021 for named executive officers, awards are granted in the form of 100% restricted stock grants which will vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2021, the Company awarded grants of 44,123 shares of restricted stock. During the three months ended March 31, 2020, the Company granted awards of 41,752 shares of restricted stock. Total unvested restricted stock awards at March 31, 2021 and December 31, 2020 were 108,524 and 64,401, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2021	2020

Restricted Stock Expense	$329	$270
Cash Entitlement Expense	83	244
Tax Effect	(107)	(128)
Net of Tax	$305	$386

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $4,083 and $1,665 as of March 31, 2021 and 2020, respectively.

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

The Company’s shareholders approved the Company’s new 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect certain clarifying changes (the "2019 ESPP"). The 2019 ESPP replaces the 2009 ESPP, which expired by its own terms on August 16, 2019. The 2019 ESPP, which became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair market value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

For the three months ended March 31, 2021, the Company recorded $10 of expense, $7 net of tax, for the employee stock purchase plan. For the three months ended March 31, 2020, the Company recorded $16 of expense, $12 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of March 31, 2021 and 2020 for the employee stock purchase plan.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2021, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
March 31, 2021
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$623,848	$—	$623,848
MBS/CMO	—	653,449	—	653,449
US Gov't Sponsored Entities & Agencies	—	108,576	—	108,576
Total Securities	$—	$1,385,873	$—	$1,385,873

Loans Held-for-Sale	$—	$18,493	$—	$18,493

Derivative Assets	$—	$5,772	$—	$5,772

Derivative Liabilities	$—	$5,970	$—	$5,970

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$580,750	$497	$581,247
MBS/CMO	—	548,307	—	548,307
US Gov't Sponsored Entities & Agencies	—	88,298	—	88,298
Total Securities	$—	$1,217,355	$497	$1,217,852

Loans Held-for-Sale	$—	$16,904	$—	$16,904

Derivative Assets	$—	$8,806	$—	$8,806

Derivative Liabilities	$—	$9,353	$—	$9,353

As of March 31, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2021	December 31, 2020

Aggregate Fair Value	$18,493	$16,904
Contractual Balance	18,014	16,378
Gain (Loss)	479	526

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2021 and 2020 were $(47) and $5, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Obligations of State and Political Subdivisions
	2021	2020

Balance of Recurring Level 3 Assets at January 1	$497	$4,021
Total Losses Included in Other Comprehensive Income	(2)	(16)
Maturities / Calls	(495)	(523)
Purchases	—	—
Balance of Recurring Level 3 Assets at March 31	$—	$3,482

Of the total gain/loss included in earnings for the three months ended March 31, 2021 and 2020, $(2) and $(16) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,662	$4,662
Commercial Real Estate Loans	$—	$—	$7,548	$7,548
Agricultural Loans	$—	$—	$548	$548
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$369	$369
Residential Mortgage Loans	$—	$—	$507	$507

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,985	$4,985
Commercial Real Estate Loans	$—	$—	$8,893	$8,893
Agricultural Loans	$—	$—	$551	$551
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$369	$369
Residential Mortgage Loans	$—	$—	$75	$75

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020:

March 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$4,662	Sales comparison approach	Adjustment for physical condition of comparable properties sold	26%-100% (60%)
Individual Analyzed Loans - Commercial Real Estate Loans	$7,548	Sales comparison approach	Adjustment for physical condition of comparable properties sold	22%-100% (40%)
Individual Analyzed Loans - Agricultural Loans	$548	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-96% (64%)
Individual Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individual Analyzed Loans - Home Equity Loans	$369	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-23% (23%)
Individual Analyzed Loans - Residential Mortgage Loans	$507	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-51% (31%)

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$4,985	Sales comparison approach	Adjustment for physical condition of comparable properties sold	26%-100% (61%)
Individual Analyzed Loans - Commercial Real Estate Loans	$8,893	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (56%)
Individual Analyzed Loans - Agricultural Loans	$551	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-96% (65%)
Individual Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individual Analyzed Loans - Home Equity Loans	$369	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9%-9% (9%)
Individual Analyzed Loans - Residential Mortgage Loans	$75	Sales comparison approach	Adjustment for physical condition of comparable properties sold	43%-97% (67%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2021 and December 31, 2020. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2021 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$393,244	$102,758	$290,486	$—	$393,244
Interest Bearing Time Deposits with Banks	1,241	—	1,241	—	1,241
Loans, Net	3,058,470	—	—	3,067,070	3,067,070
Accrued Interest Receivable	20,285	—	7,144	13,141	20,285
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(3,931,903)	(3,931,903)	—	—	(3,931,903)
Time Deposits	(446,770)	—	(446,842)	—	(446,842)
Short-term Borrowings	(39,863)	—	(39,863)	—	(39,863)
Long-term Debt	(133,684)	—	(79,865)	(51,180)	(131,045)
Accrued Interest Payable	(1,286)	—	(1,253)	(33)	(1,286)

		Fair Value Measurements at December 31, 2020 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$345,748	$57,972	$287,776	$—	$345,748
Interest Bearing Time Deposits with Banks	1,241	—	1,241	—	1,241
Loans, Net	3,026,340	—	—	3,032,690	3,032,690
Accrued Interest Receivable	20,278	—	6,137	14,141	20,278
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(3,612,078)	(3,612,078)	—	—	(3,612,078)
Time Deposits	(494,452)	—	(495,171)	—	(495,171)
Short-term Borrowings	(52,905)	—	(52,905)	—	(52,905)
Long-term Debt	(141,624)	—	(88,342)	(54,960)	(143,302)
Accrued Interest Payable	(1,084)	—	(1,049)	(35)	(1,084)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020, net of tax:

March 31, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2021	$35,943	$(568)	$35,375
Other Comprehensive Income (Loss) Before Reclassification	(21,058)	—	(21,058)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(770)	—	(770)
Net Current Period Other Comprehensive Income (Loss)	(21,828)	—	(21,828)
Ending Balance at March 31, 2021	$14,115	$(568)	$13,547

March 31, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2020	$15,673	$(568)	$15,105
Other Comprehensive Income (Loss) Before Reclassification	13,718	—	13,718
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(463)	—	(463)
Net Current Period Other Comprehensive Income (Loss)	13,255	—	13,255
Ending Balance at March 31, 2020	$28,928	$(568)	$28,360

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$975	Net Gains on Securities
	(205)	Income Tax Expense
	770	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2021	$770

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three months ended March 31, 2021 and 2020. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2021	2020
In-Scope of Topic 606:
Trust and Investment Product Fees	$2,358	$2,031
Service Charges on Deposit Accounts	1,678	2,237
Insurance Revenues	3,292	3,229
Interchange Fee Income	2,830	2,482
Other Operating Income	663	520
Non-interest Income (in-scope of Topic 606)	10,821	10,499
Non-interest Income (out-of-scope of Topic 606)	4,216	3,582
Total Non-interest Income	$15,037	$14,081

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	88	92
Operating Lease Cost	419	453
Short-term Lease Cost	—	25
Total Lease Cost	$559	$622

The weighted average lease term and discount rates were as follows:

	March 31, 2021	March 31, 2020

Weighted Average Remaining Lease Term:
Finance Leases	11 years	12 years
Operating Leases	8 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.47%	11.48%
Operating Leases	3.14%	3.18%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental balance sheet information related to leases were as follows:

	March 31, 2021	March 31, 2020

Finance Leases
Premises, Furniture and Equipment, Net	$2,225	$2,435
Other Borrowings	3,183	3,343

Operating Leases
Operating Lease Right-of-Use Assets	$6,531	$9,215
Operating Lease Liabilities	6,619	9,289

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$88	$92
Operating Cash Flows from Operating Leases	1,281	412
Financing Cash Flows from Finance Leases	34	30

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2021
	Finance Leases	Operating Leases

Year 1	$519	$1,230
Year 2	519	1,100
Year 3	519	1,008
Year 4	519	863
Year 5	519	728
Thereafter	2,823	2,619
Total Lease Payments	5,418	7,548
Less Imputed Interest	(2,235)	(929)
Total	$3,183	$6,619

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2021 and December 31, 2020 and the consolidated results of operations for the three months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

RECENT DEVELOPMENTS - COVID-19 PANDEMIC BUSINESS UPDATE

The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during the quarter ended March 31, 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and accelerating COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

CARES Act and the Paycheck Protection Program

As previously disclosed, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), a lending program administered by the Small Business Administration (“SBA”) that is intended to incentivize participants to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The PPP was later extended and modified by the Paycheck Protection Program and Health Care Enhancement Act in April 2020 and the Paycheck Protection Program Flexibility Act in June 2020, with PPP funding under this initial round expiring on August 8, 2020.

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”). In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021, and included the establishment of PPP second draw loans. Certain borrowers that had obtained a PPP loan in 2020 (a “first draw PPP loan”) became eligible in January 2021 to apply for a “second draw PPP loan” on generally the same terms and conditions as their first draw loans. The eligibility requirements for a second draw PPP loan, however, are much narrower than the eligibility requirements for a first draw PPP loan. More recently, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, providing additional funds for the PPP and expanding certain PPP eligibility requirements. Further, on March 30, 2021, the PPP Extension Act of 2021 (was signed into law, providing applicants two additional months (through May 31, 2021) to apply for a first draw or second draw PPP loan and giving the SBA until June 30, 2021 to process loan applications.

Having previously participated in the first round of the PPP during 2020, the Company is also participating in the second round that commenced in January 2021. Under the PPP, the Company has lent and is lending funds primarily to its existing loan and/or deposit customers, based on a pre-determined SBA-developed formula. These loans carry a customer interest rate of 1.00% plus a processing fee that varies depending on the balance of the loan at origination. The vast majority of the Company's first round PPP loans have two-year maturities. The second round PPP loans have five-year maturities.

The Company originated loans totaling approximately $351.3 million in principal amount, on 3,070 PPP loan relationships, under the first round of this program. The net processing fees related to the PPP, totaled approximately $12.0 million, and are being recognized over the life of the loans. As a result of the forgiveness of the first round PPP loans which began in the fourth quarter of 2020 for the Company, remaining PPP loans outstanding totaled $97.3 million with approximately $1.2 million of net fees remaining deferred as of March 31, 2021.

Through March 31, 2021, the Company has originated loans totaling approximately $145.4 million in principal amount, on 2,034 PPP loan relationships, under the second round of this program. Through March 31, 2021 net processing fees related to the second round of PPP, totaled approximately $7.4 million, and are being recognized over the life of the loans. The Company is continuing to actively originate PPP loans.

Modifications and Troubled Debt Restructurings

In April 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company has made short-term loan modifications involving both partial and full payment deferrals. The table below shows the payment modifications that were still in effect as of March 31, 2021, with the majority of these credit relationships making full interest payments.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 03/31/2021	As of 12/31/2020

Commercial & Industrial Loans	4	$4,413	0.9%	0.8%
Commercial Real Estate Loans	15	36,137	2.4%	3.0%
Agricultural Loans	—	—	—%	—%
Consumer Loans	2	40	n/m (1)	n/m (1)
Residential Mortgage Loans	2	173	0.1%	0.1%
Total	23	$40,763	1.4%	1.7%
(1) n/m = not meaningful

Lending Exposure to Potentially Impacted Industry Segments
The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company initially identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders and travel restrictions. At March 31, 2021, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment (dollars in thousands)	Number of Loans	Outstanding Balance	% of Total Loans (excludes PPP Loans)	% of Industry Segment Under Deferral

Lodging / Hotels	44	$130,599	4.5%	22.8%
Student Housing	104	86,430	3.0%	—%
Retail Shopping / Strip Centers	66	87,928	3.0%	—%
Restaurants	169	44,862	1.6%	12.8%

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Net income for the quarter ended March 31, 2021 totaled $19,557,000, or $0.74 per share, an increase of 57% on a per share basis compared with the first quarter 2020 net income of $12,472,000, or $0.47 per share. The net income growth during the first quarter 2021 compared with the same period of 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense.

On March 12, 2021, the Company announced an operating optimization plan, pursuant to which the Company's banking subsidiary will consolidate seven branch offices and will implement various staff reductions during 2021. In making its decision to consolidate these branches, which are generally expected to be integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company's evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. As a result of these optimization actions, the Company recorded pre-tax charges of approximately $2.0 million during the first quarter of 2021, primarily for valuation adjustments on branch facilities, lease termination costs, and severance and related payments. The branch consolidations and staff reductions are expected to primarily be completed by year-end 2021.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2021. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2021, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $32,722,000 and gross unrealized losses totaled approximately $14,705,000 net of applicable taxes is included in other comprehensive income.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. No impairment to Goodwill was indicated based on year-end testing and no triggering events occurred in 2021 causing reassessment.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2021 totaled $19,557,000, or $0.74 per share, an increase of 57% on a per share basis compared with the first quarter 2020 net income of $12,472,000, or $0.47 per share. The net income growth during the first quarter 2021 compared with the same period of 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2021 and 2020. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$337,981	$85	0.10%	$45,687	$158	1.39%
Securities:
Taxable	706,574	2,607	1.48%	546,193	3,110	2.28%
Non-taxable	589,056	4,720	3.21%	323,776	3,095	3.82%
Total Loans and Leases(2)	3,107,902	35,164	4.58%	3,059,398	37,936	4.98%
TOTAL INTEREST EARNING ASSETS	4,741,513	42,576	3.63%	3,975,054	44,299	4.48%
Other Assets	396,290			393,143
Less: Allowance for Credit Losses	(47,434)			(32,356)
TOTAL ASSETS	$5,090,369			$4,335,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,490,953	$637	0.10%	$1,993,171	$2,956	0.60%
Time Deposits	467,310	805	0.70%	638,460	2,701	1.70%
FHLB Advances and Other Borrowings	183,376	1,151	2.55%	236,148	1,658	2.82%
TOTAL INTEREST-BEARING LIABILITIES	3,141,639	2,593	0.33%	2,867,779	7,315	1.03%
Demand Deposit Accounts	1,268,409			847,891
Other Liabilities	53,053			44,176
TOTAL LIABILITIES	4,463,101			3,759,846
Shareholders’ Equity	627,268			575,995
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$5,090,369			$4,335,841

COST OF FUNDS			0.22%			0.74%
NET INTEREST INCOME		$39,983			$36,984
NET INTEREST MARGIN			3.41%			3.74%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first quarter of 2021, net interest income totaled $38,932,000, an increase of $2,676,000, or 7%, compared to the first quarter of 2020 net interest income of $36,256,000. The increase in net interest income during the first quarter of 2021 compared with the first quarter of 2020 was largely attributable to fee recognition related to PPP loans. Fees recognized on PPP loans through net interest income during the first quarter of 2021 totaled $3,008,000 while no fees were recognized during the first quarter of 2020. The relative stability in net interest income, excluding PPP fee recognition, during the first quarter of 2021 compared with the first quarter of 2020 was largely attributable to an increased level of average earning assets driven by participation in the PPP and a larger investment portfolio driven by significant deposit growth during the past year including the first quarter of 2021, which was offset by a reduction in the Company's net interest margin.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The tax equivalent net interest margin was 3.41% for the first quarter of 2021 compared to 3.74% during the first quarter of 2020. The tax equivalent yield on earning assets was 3.63% during the quarter ended March 31, 2021 compared to 4.48% in the same period of 2020, while the cost of funds (expressed as a percentage of average earning assets) was 0.22% during the quarter ended March 31, 2021 compared to 0.74% in the same period of 2020.

The Company's net interest margin has been impacted by fees recognized as a part of the PPP and accretion of loan discounts on acquired loans. The fees recognized related to the PPP contributed approximately 25 basis points to the net interest margin on an annualized basis in the first quarter of 2021 while PPP fees recognition had no impact in the first quarter of 2020. Accretion of loan discounts on acquired loans contributed approximately 7 basis points to the net interest margin in the first quarter of 2021 and 14 basis points in the first quarter of 2020. Accretion of discounts on acquired loans totaled $867,000 during the first quarter of 2021 and $1,406,000 during the first quarter of 2020.

Historically low market interest rates continue to impact the Company's net interest margin. Lower market interest rates continue to negatively impact earning asset yields, with these declines being partially mitigated by a lower cost of funds. The Company has also continued to carry excess liquidity on the balance sheet that resulted from significant deposit growth during 2020, which has continued in the first quarter of 2021, and continued somewhat muted loan growth.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2021, the Company recorded a negative provision for credit losses of $1,500,000 compared with the first quarter of 2020 provision for credit losses of $5,150,000. The negative provision for credit losses represented approximately 19 basis points of average loans on an annualized basis in the first quarter of 2021 compared to a provision for credit losses of 67 basis points of average loans on an annualized basis in the first quarter of 2020.

The decline in the level of provision for credit losses in the first quarter of 2021 was largely impacted by a decline in the loan portfolio, excluding PPP loans, and a decline in certain adversely criticized assets. The level of provision for credit losses in the first quarter of 2020 was primarily due to the developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

Net charge-offs totaled $260,000 or 3 basis points on an annualized basis of average loans outstanding during the three months ended March 31, 2021, compared with $440,000 or 6 basis points on an annualized basis of average loans outstanding during the same period of 2020.

The provision for credit losses losses made during the three months ended March 31, 2021 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended March 31, 2021, non-interest income totaled $15,037,000, an increase of $956,000, or 7%, compared with the first quarter of 2020.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Trust and Investment Product Fees	$2,358	$2,031	$327	16%
Service Charges on Deposit Accounts	1,678	2,237	(559)	(25)
Insurance Revenues	3,292	3,229	63	2
Company Owned Life Insurance	352	1,222	(870)	(71)
Interchange Fee Income	2,830	2,482	348	14
Other Operating Income	1,350	427	923	216
Subtotal	11,860	11,628	232	2
Net Gains on Sales of Loans	2,202	1,863	339	18
Net Gains on Securities	975	590	385	65
Total Non-interest Income	$15,037	$14,081	$956	7
Trust and investment product fees increased $327,000, or 16%, during the first quarter of 2021 compared with the first quarter of 2020. The increase during the first quarter of 2021 was largely attributable to increased assets under management within the Company's wealth management group.

Service charges on deposit accounts declined $559,000, or 25%, during the first quarter of 2021 compared with the first quarter of 2020. The decline during the first quarter of 2021 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity.

Insurance revenues increased $63,000, or 2%, during the quarter ended March 31, 2021, compared with the first quarter of 2020. The increase during the first quarter of 2021 compared with the first quarter of 2020 was primarily due to increased contingency revenue. Contingency revenue during the first quarter of 2021 totaled $1,445,000 compared to $1,319,000 during the first quarter of 2020. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance revenue declined $870,000, or 71%, compared with the first quarter of 2020. The higher level of revenue in the first quarter of 2020 was largely related to death benefits of $838,000 received from life insurance policies during the first quarter of 2020.

Interchange fee income increased $348,000, or 14%, during the quarter ended March 31, 2021 compared with the first quarter of 2020. The increased level of fees during the first quarter of 2021 was due to increased card utilization by customers.

Other operating income increased $923,000, or 216%, during the first quarter of 2021 compared with the first quarter of 2020. The increase during the first quarter of 2021 was largely attributable to fair value adjustments associated with interest rate swap transactions with loan customers.

Net gains on sales of loans increased $339,000, or 18%, during the first quarter of 2021 compared with the first quarter of 2020. The increase during the first quarter of 2021 compared with the first quarter of 2020 was generally attributable to a higher sales volume and higher pricing levels on loans sold. Loan sales totaled $68.5 million during the first quarter of 2021 compared with $56.2 million during the first quarter of 2020.

The Company realized $975,000 in gains on sales of securities during the first quarter of 2021 compared with $590,000 during the first quarter of 2020. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended March 31, 2021, non-interest expense totaled $31,259,000, an increase of $931,000, or 3%, compared with the first quarter of 2020. The first quarter of 2021 included non-recurring expenses totaling $2,012,000 related to the Company's previously discussed operating optimization plan (see "Management Overview" for additional information).

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Salaries and Employee Benefits	$17,805	$17,400	$405	2%
Occupancy, Furniture and Equipment Expense	4,348	3,581	767	21
FDIC Premiums	334	—	334	n/m (1)
Data Processing Fees	1,743	1,686	57	3
Professional Fees	1,160	1,084	76	7
Advertising and Promotion	782	1,071	(289)	(27)
Intangible Amortization	760	960	(200)	(21)
Other Operating Expenses	4,327	4,546	(219)	(5)
Total Non-interest Expense	$31,259	$30,328	$931	3
(1) n/m = not meaningful

Salaries and benefits increased $405,000, or 2%, during the quarter ended March 31, 2021 compared with the first quarter of 2020. The increase in salaries and benefits during the first quarter of 2021 was largely impacted by the employee severance and related costs associated with the Company's operating optimization plan that totaled approximately $594,000 during the first quarter of 2021. Partially mitigating the increase from the costs of the operating optimization plan was the deferral of salary costs related to the origination of PPP loans during the first quarter of 2021.

Occupancy, furniture and equipment expense increased $767,000, or 21%, during the first quarter of 2021 compared with the first quarter of 2020. The increase during the first quarter of 2021 was primarily due to lease termination costs associated with the Company's operating optimization plan that totaled approximately $875,000 during the first quarter of 2021.

FDIC premiums increased $334,000 during the first quarter of 2021 compared with the the first quarter of 2020. The increase during the first quarter of 2021 compared to the first quarter of 2020 was related to credits received from the FDIC during the first quarter of 2020. There were no credits received during the first quarter of 2021. The credits received in 2020 were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Advertising and promotion expense declined $289,000, or 27%, in the first quarter of 2021 compared with the first quarter of 2020. The decline in the first quarter of 2021 compared with the first quarter of 2020 was largely attributable to a decline in advertising expense due in part to the COVID-19 pandemic.

Other operating expenses declined $219,000, or 5%, during the first quarter of 2021 compared with the first quarter of 2020. While the first quarter of 2021 included the write-down of leasehold improvements and furniture and equipment of approximately $543,000 related to the Company's operating optimization plan, those charges were more than offset by generally lower levels of other expenses across several categories.

Income Taxes:

The Company’s effective income tax rate was 19.2% and 16.1%, respectively, during the three months ended March 31, 2021 and 2020. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $5.220 billion at March 31, 2021, representing an increase of $242.3 million, or 19% on an annualized basis, compared with December 31, 2020. The increase in total assets during the first quarter of 2021 compared with December 31, 2020 was primarily driven by significant growth of deposits.

Securities available for sale increased $168.0 million as of March 31, 2021 compared with year-end 2020. The increase in the securities portfolio in the first quarter of 2021 was the result of increased levels of deposits.

March 31, 2021 total loans increased $29.0 million, or 4% on an annualized basis, compared with December 31, 2020. The increase in total loans at March 31, 2021 compared with year-end 2020 was due to an increase in PPP loans. PPP loans totaled $242.7 million ($234.2 million net of deferred fees) at March 31, 2021 compared with $186.0 million in PPP loans ($182.0 million net of deferred fees) at December 31, 2020.

Excluding PPP loans, total loans declined $23.3 million, or 3% on an annualized basis, at March 31, 2021 compared with year-end 2020. Commercial real estate loans increased approximately $25.2 million during the first quarter of 2021 compared with year-end 2020 while commercial and industrial loans declined $18.7 million (excluding PPP loans) largely due to reduced utilization of lines of credit. During the first quarter of 2021 compared with year-end 2020, agricultural loans declined $29.0 million largely as a result of a reduction in the utilization of lines of credit.

As previously discussed, lower levels of commercial, agricultural and home equity lines of credit balances resulting from lower line utilization rates during the first quarter of 2021 compared to year-end 2020 was the primary driver to overall loan portfolio declines excluding PPP loans. Outstanding commercial lines of credit balances totaled $137.9 million, or 27% utilization, at March 31, 2021 compared to $161.0 million, or 32% utilization, at year-end 2020. Outstanding agricultural lines of credit balances and utilization totaled $68.2 million, or 44% utilization, at March 31, 2021 compared to $92.2 million, or 59% utilization, at year-end 2020. Outstanding home equity lines of credit balances totaled $212.3 million, or 42% utilization, at March 31, 2021 compared to $219.3 million, or 44% utilization, at year-end 2020.

End of Period Loan Balances: (dollars in thousands)	March 31, 2021	December 31, 2020	Current Period Change
Commercial and Industrial Loans and Leases	$728,014	$694,437	$33,577
Commercial Real Estate Loans	1,492,617	1,467,397	25,220
Agricultural Loans	347,231	376,186	(28,955)
Home Equity and Consumer Loans	285,485	297,702	(12,217)
Residential Mortgage Loans	267,634	256,276	11,358
Total Loans	$3,120,981	$3,091,998	$28,983

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2021	December 31, 2020
Commercial and Industrial Loans and Leases	$6,449	$6,645
Commercial Real Estate Loans	28,540	29,878
Agricultural Loans	6,462	6,756
Home Equity and Consumer Loans	1,566	1,636
Residential Mortgage Loans	2,082	1,944
Unallocated	—	—

Total Allowance for Credit Losses	$45,099	$46,859

The Company’s allowance for credit losses totaled $45.1 million at March 31, 2021 compared to $46.9 million at year-end 2020. The allowance for credit losses represented 1.45% of period-end loans at March 31, 2021 compared with 1.52% of period-end loans at December 31, 2020.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2021, the Company held net discounts on acquired loans of $6.7 million.

The allowance for credit losses declined during the quarter ended March 31, 2021, as a result of the Company recording a negative $1.5 million provision for credit losses while recording modest net charge-offs. During 2020, the allowance for credit losses increased through elevated provision for credit losses primarily due to the developments during 2020 related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The following is an analysis of the Company’s non-performing assets at March 31, 2021 and December 31, 2020:

Non-performing Assets: (dollars in thousands)	March 31, 2021	December 31, 2020
Non-accrual Loans	$20,994	$21,507
Past Due Loans (90 days or more)	—	—
Total Non-performing Loans	20,994	21,507
Other Real Estate	325	325
Total Non-performing Assets	$21,319	$21,832

Restructured Loans	$109	$111

Non-performing Loans to Total Loans	0.67%	0.70%
Allowance for Loan Loss to Non-performing Loans	214.82%	217.88%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial and Industrial Loans and Leases	$7,312	$8,133	$—	$—
Commercial Real Estate Loans	10,133	10,188	—	—
Agricultural Loans	1,841	1,915	—	—
Home Equity Loans	293	271	—	—
Consumer Loans	266	170	—	—
Residential Mortgage Loans	1,149	830	—	—
Total	$20,994	$21,507	$—	$—

Non-performing assets totaled $21.3 million at March 31, 2021 compared to $21.8 million at December 31, 2020. Non-performing assets represented 0.41% of total assets at March 31, 2021 and 0.44% at December 31, 2020. Non-performing loans totaled $21.0 million at March 31, 2021 compared to $21.5 million at December 31, 2020. Non-performing loans represented 0.67% of total loans at March 31, 2021 compared to 0.70% at December 31, 2020.

March 31, 2021 total deposits increased $272.1 million, or 27% on an annualized basis, compared to December 31, 2020. The increase in total deposits at March 31, 2021 compared with year-end 2020 was impacted by participation in the PPP, continued stimulus payments provided by the federal government and general inflows of customer deposits.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2021	December 31, 2020	Current Period Change
Non-interest-bearing Demand Deposits	$1,383,888	$1,183,442	$200,446
Interest-bearing Demand, Savings, & Money Market Accounts	2,548,015	2,428,636	119,379
Time Deposits < $100,000	239,911	255,941	(16,030)
Time Deposits of $100,000 or more	206,859	238,511	(31,652)
Total Deposits	$4,378,673	$4,106,530	$272,143

Capital Resources:

As of March 31, 2021, shareholders’ equity declined by $7.5 million to $617.2 million compared with $624.7 million at year-end 2020. The decline in shareholders' equity was primarily attributable to a decline in accumulated other comprehensive income of $21.8 million related to the decrease in value of the Company's available-for-sale securities portfolio. Partially mitigating the decline in accumulated other comprehensive income was increased retained earnings of $14.0 million due to first quarter 2021 net income of $19.6 million which was partially offset by the payment of $5.6 million in shareholder dividends.

Shareholders’ equity represented 11.8% of total assets at March 31, 2021 and 12.6% of total assets at December 31, 2020. Shareholders’ equity included $130.1 million of goodwill and other intangible assets at March 31, 2021 compared to $130.9 million of goodwill and other intangible assets at December 31, 2020.

On January 25, 2021, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 4% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar plan that had been adopted in January 2020. At the time of its termination, the Company had been authorized to purchase up to 778,088 shares of common stock under the 2020 repurchase plan. The Company has not repurchased any shares of common stock under the 2021 repurchase plan.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At March 31, 2021, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2021 Ratio	12/31/2020 Ratio	Minimum for Capital Adequacy Purposes (1)	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.04%	15.86%	8.00%	N/A
Bank	13.67%	14.00%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.17%	13.93%	6.00%	N/A
Bank	12.93%	13.21%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.73%	13.48%	4.50%	N/A
Bank	12.93%	13.21%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.16%	10.07%	4.00%	N/A
Bank	9.28%	9.56%	4.00%	5.00%
(1) Excludes capital conservation buffer.

In December 2018, the federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has elected to adopt the five-year transition option.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. Additionally, in order to facilitate use of the Paycheck Protection Program Liquidity Facility (the “PPPL Facility”), the agencies further clarified that, for purposes of determining leverage ratios, a banking organization is permitted to exclude from total average assets PPP loans that have been pledged as collateral for a PPPL Facility.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $47.5 million during the three months ended March 31, 2021 ending at $393.2 million.  During the three months ended March 31, 2021, operating activities resulted in net cash inflows of $26.7 million. Investing activities resulted in net cash outflows of $224.8 million during the three months months ended March 31, 2021 primarily resulting from the investment of excess liquidity into the available for sale securities portfolio. Financing activities resulted in net cash inflows for the three months ended March 31, 2021 of $245.6 million primarily related to growth in the Company's deposit portfolio.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2021, the parent company had approximately $66.6 million of cash and cash equivalents available to meet its cash flow needs.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company may include forward-looking statements in filings with the Securities and Exchange Commission (“SEC”), such as this Form 10-Q, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media, and others. Such forward looking statements can include statements about the Company’s net interest income or net interest margin; its adequacy of allowance for credit losses, levels of provisions for credit losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; expected results from mergers with or acquisitions of other businesses; litigation results; tax estimates and recognition; dividend policy; parent company cash resources and cash requirements, and parent company capital resources; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. They often can be identified by the use of words like “plan,” “expect,” “can,” “might,” “may,” “will,” “would,” “could,” “should,” “intend,” “project,” “estimate,” “believe” or “anticipate,” or similar expressions.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2021 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$159,619	(0.76)%
+1%	159,755	(0.67)%
Base	160,839	—
-1%	157,576	(2.03)%
-2%	155,900	(3.07)%
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
Interest Rate Sensitivity as of March 31, 2021 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$566,311	(3.50)%	11.68%	19 b.p.
+1%	579,126	(1.31)%	11.64%	15 b.p.
Base	586,831	—	11.49%	—
-1%	545,018	(7.13)%	10.41%	(108) b.p.
-2%	458,157	(21.93)%	8.74%	(275) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. The Company believes the plaintiff’s claims are unfounded and intends to defend against them. As such, the Company has filed a motion to dismiss the complaint. Before any ruling on the motion to dismiss, the plaintiff amended her complaint to include different account documents, but continues to maintain her claim. On May 3, 2021, the Company filed a motion to dismiss the plaintiff’s amended complaint. All discovery has been stayed by the Court pending a ruling on any motion to dismiss. At this stage of the litigation, it is not possible for the Company’s management to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

There are no other pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2021	—	—	—	1,000,000
February 2021	—	—	—	1,000,000
March 2021	—	—	—	1,000,000
Total	—	—	—

(1) On January 25, 2021, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 4% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the 2021 repurchase plan.

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
4.1
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

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

10.1*
Description of Executive Management Incentive Plan for 2021 (awards payable in 2022) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 12, 2021 (SEC File No. 001-15877).

10.2*
Supplemental Executive Retirement Agreement between German American Bank and Randall L. Braun, dated March 8, 2021, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 12, 2021 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: May 7, 2021	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)