Form 10-Q
period 2021-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2021-08-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2021

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

As of August 2, 2021, the registrant had 26,545,704 outstanding shares of Common Stock, no par value.

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
PPP:    Paycheck Protection Program established under the CARES Act
PPPL Facility:    Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act
SBA:    Small Business Administration
SEC:    Securities and Exchange Commission
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and Due from Banks	$55,491	$57,972
Federal Funds Sold and Other Short-term Investments	314,592	287,776
Cash and Cash Equivalents	370,083	345,748

Interest-bearing Time Deposits with Banks	993	1,241
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,551,044 for June 30, 2021; Amortized Cost $1,172,175 for December 31, 2020; No Allowance for Credit Losses)	1,585,348	1,217,852
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	17,459	16,904

Loans	3,074,523	3,091,998
Less: Unearned Income	(3,833)	(3,926)
Allowance for Credit Losses	(39,995)	(46,859)
Loans, Net	3,030,695	3,041,213

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,168
Premises, Furniture and Equipment, Net	90,113	96,593
Other Real Estate	925	325
Goodwill	121,956	121,956
Intangible Assets	7,349	8,984
Company Owned Life Insurance	69,851	69,250
Accrued Interest Receivable and Other Assets	40,396	43,990
TOTAL ASSETS	$5,348,569	$4,977,577

LIABILITIES
Non-interest-bearing Demand Deposits	$1,350,399	$1,183,442
Interest-bearing Demand, Savings, and Money Market Accounts	2,688,611	2,428,636
Time Deposits	410,735	494,452
Total Deposits	4,449,745	4,106,530

FHLB Advances and Other Borrowings	205,506	194,529
Accrued Interest Payable and Other Liabilities	44,321	51,809
TOTAL LIABILITIES	4,699,572	4,352,868

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,546	26,502
Additional Paid-in Capital	275,309	274,385
Retained Earnings	320,717	288,447
Accumulated Other Comprehensive Income	26,425	35,375
TOTAL SHAREHOLDERS’ EQUITY	648,997	624,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,348,569	$4,977,577
End of period shares issued and outstanding	26,545,704	26,502,157

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2021	2020
INTEREST INCOME
Interest and Fees on Loans	$34,504	$38,080
Interest on Federal Funds Sold and Other Short-term Investments	103	84
Interest and Dividends on Securities:
Taxable	3,523	2,706
Non-taxable	4,164	2,671
TOTAL INTEREST INCOME	42,294	43,541

INTEREST EXPENSE
Interest on Deposits	1,269	3,743
Interest on FHLB Advances and Other Borrowings	1,145	1,339
TOTAL INTEREST EXPENSE	2,414	5,082

NET INTEREST INCOME	39,880	38,459
Provision for Credit Losses	(5,000)	5,900
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	44,880	32,559

NON-INTEREST INCOME
Trust and Investment Product Fees	2,620	1,867
Service Charges on Deposit Accounts	1,735	1,365
Insurance Revenues	2,020	1,830
Company Owned Life Insurance	385	356
Interchange Fee Income	3,482	2,476
Other Operating Income	1,342	882
Net Gains on Sales of Loans	2,018	2,654
Net Gains on Securities	300	993
TOTAL NON-INTEREST INCOME	13,902	12,423

NON-INTEREST EXPENSE
Salaries and Employee Benefits	16,375	15,882
Occupancy Expense	2,833	2,473
Furniture and Equipment Expense	997	1,008
FDIC Premiums	329	123
Data Processing Fees	1,779	1,763
Professional Fees	1,513	1,082
Advertising and Promotion	705	882
Intangible Amortization	711	909
Other Operating Expenses	3,795	3,966
TOTAL NON-INTEREST EXPENSE	29,037	28,088

Income before Income Taxes	29,745	16,894
Income Tax Expense	5,923	2,639
NET INCOME	$23,822	$14,255

Basic Earnings per Share	$0.90	$0.54
Diluted Earnings per Share	$0.90	$0.54

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2021	2020
INTEREST INCOME
Interest and Fees on Loans	$69,608	$75,938
Interest on Federal Funds Sold and Other Short-term Investments	188	242
Interest and Dividends on Securities:
Taxable	6,130	5,816
Non-taxable	7,893	5,116
TOTAL INTEREST INCOME	83,819	87,112

INTEREST EXPENSE
Interest on Deposits	2,711	9,400
Interest on FHLB Advances and Other Borrowings	2,296	2,997
TOTAL INTEREST EXPENSE	5,007	12,397

NET INTEREST INCOME	78,812	74,715
Provision for Credit Losses	(6,500)	11,050
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	85,312	63,665

NON-INTEREST INCOME
Trust and Investment Product Fees	4,978	3,898
Service Charges on Deposit Accounts	3,413	3,602
Insurance Revenues	5,312	5,059
Company Owned Life Insurance	737	1,578
Interchange Fee Income	6,312	4,958
Other Operating Income	2,692	1,309
Net Gains on Sales of Loans	4,220	4,517
Net Gains on Securities	1,275	1,583
TOTAL NON-INTEREST INCOME	28,939	26,504

NON-INTEREST EXPENSE
Salaries and Employee Benefits	34,180	33,282
Occupancy Expense	6,205	5,043
Furniture and Equipment Expense	1,973	2,019
FDIC Premiums	663	123
Data Processing Fees	3,522	3,449
Professional Fees	2,673	2,166
Advertising and Promotion	1,487	1,953
Intangible Amortization	1,471	1,869
Other Operating Expenses	8,122	8,512
TOTAL NON-INTEREST EXPENSE	60,296	58,416

Income before Income Taxes	53,955	31,753
Income Tax Expense	10,576	5,026
NET INCOME	$43,379	$26,727

Basic Earnings per Share	$1.64	$1.01
Diluted Earnings per Share	$1.64	$1.01

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2021	2020

NET INCOME	$23,822	$14,255

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	16,587	4,509
Reclassification Adjustment for Gains Included in Net Income	(300)	(993)
Tax Effect	(3,409)	(727)
Net of Tax	12,878	2,789

Total Other Comprehensive Income (Loss)	12,878	2,789

COMPREHENSIVE INCOME (LOSS)	$36,700	$17,044

	Six Months Ended June 30,
	2021	2020

NET INCOME	$43,379	$26,727

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(10,098)	21,988
Reclassification Adjustment for Gains Included in Net Income	(1,275)	(1,583)
Tax Effect	2,423	(4,361)
Net of Tax	(8,950)	16,044

Total Other Comprehensive Income (Loss)	(8,950)	16,044

COMPREHENSIVE INCOME (LOSS)	$34,429	$42,771

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2020	26,502,157	$26,502	$274,385	$288,447	$35,375	$624,709

Net Income	—	—	—	19,557	—	19,557
Other Comprehensive Income (Loss)	—	—	—	—	(21,828)	(21,828)
Cash Dividends ($0.21 per share)	—	—	—	(5,554)	—	(5,554)
Issuance of Common Stock for:
Restricted Share Grants	44,123	44	285			329

Balances, March 31, 2021	26,546,280	$26,546	$274,670	$302,450	$13,547	$617,213

Net Income	—	—	—	23,822	—	23,822
Other Comprehensive Income (Loss)	—	—	—	—	12,878	12,878
Cash Dividends ($0.21 per share)	—	—	—	(5,555)	—	(5,555)
Issuance of Common Stock for:
Restricted Share Grants	(576)	—	639	—	—	639

Balances, June 30, 2021	26,545,704	$26,546	$275,309	$320,717	$26,425	$648,997

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)	—	—	—	(6,717)	—	(6,717)
Balance, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103

Net Income	—	—	—	12,472	—	12,472
Other Comprehensive Income	—	—	—	—	13,255	13,255
Cash Dividends ($0.19 per share)	—	—	—	(5,065)	—	(5,065)
Issuance of Common Stock for:
Restricted Share Grants	41,752	42	228	—	—	270
Stock Repurchase	(173,089)	(173)	(4,322)	—	—	(4,495)

Balances, March 31, 2020	26,540,031	$26,540	$274,860	$253,780	$28,360	$583,540

Net Income	—	—	—	14,255	—	14,255
Other Comprehensive Income	—	—	—	—	2,789	2,789
Cash Dividends ($0.19 per share)	—	—	—	(5,024)	—	(5,024)
Issuance of Common Stock for:
Restricted Share Grants	1,426	1	281	—	—	282
Stock Repurchase	(44,166)	(44)	(1,124)	—	—	(1,168)

Balances, June 30, 2020	26,497,291	$26,497	$274,017	$263,011	$31,149	$594,674

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$43,379	$26,727
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,177	2,432
Depreciation and Amortization	4,581	4,708
Loans Originated for Sale	(131,409)	(140,767)
Proceeds from Sales of Loans Held-for-Sale	135,402	140,221
Provision for Credit Losses	(6,500)	11,050
Gain on Sale of Loans, net	(4,220)	(4,517)
Gain on Securities, net	(1,275)	(1,583)
Gain on Sales of Other Real Estate and Repossessed Assets	(105)	(48)
Loss on Disposition and Donation of Premises and Equipment	485	128
Gain on Disposition of Land	—	(19)
Increase in Cash Surrender Value of Company Owned Life Insurance	(601)	(732)
Equity Based Compensation	968	552
Change in Assets and Liabilities:
Interest Receivable and Other Assets	4,917	(5,494)
Interest Payable and Other Liabilities	(3,375)	10,054
Net Cash from Operating Activities	45,424	42,712

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	248	—
Proceeds from Maturities of Securities Available-for-Sale	112,808	78,832
Proceeds from Sales of Securities Available-for-Sale	66,748	63,424
Purchase of Securities Available-for-Sale	(560,327)	(230,144)
Proceeds from Redemption of Federal Home Loan Bank Stock	120	600
Loans Made to Customers, net of Payments Received	16,093	(183,189)
Proceeds from Sales of Other Real Estate	430	316
Property and Equipment Expenditures	(1,795)	(3,383)
Proceeds from Sales of Land and Buildings	1,614	426
Proceeds from Life Insurance	—	1,082
Net Cash from Investing Activities	(364,061)	(272,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	343,265	549,686
Change in Short-term Borrowings	18,859	(94,538)
Repayments of Long-term Debt	(8,043)	(35,585)
Issuance (Retirement) of Common Stock	—	(5,663)
Dividends Paid	(11,109)	(10,089)
Net Cash from Financing Activities	342,972	403,811

Net Change in Cash and Cash Equivalents	24,335	174,487
Cash and Cash Equivalents at Beginning of Year	345,748	103,884
Cash and Cash Equivalents at End of Period	$370,083	$278,371

Cash Paid During the Period for
Interest	$5,348	$12,042
Income Taxes	9,484	23

Supplemental Non Cash Disclosures
Reclassification of Land and Buildings to Other Assets	$1,499	$—
Right of Use Asset Obtained in Exchange for Lease Liabilities	—	249
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

Impact of COVID-19
The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during the quarter ended June 30, 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and accelerating COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

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
June 30, 2021
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
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $10,775 at June 30, 2021 and $14,133 at December 31, 2020. Accrued interest receivable was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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
June 30, 2021
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
June 30, 2021
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

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2021	2020
Basic Earnings per Share:
Net Income	$23,822	$14,255
Weighted Average Shares Outstanding	26,545,869	26,502,731
Basic Earnings per Share	$0.90	$0.54

Diluted Earnings per Share:
Net Income	$23,822	$14,255

Weighted Average Shares Outstanding	26,545,869	26,502,731
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,545,869	26,502,731
Diluted Earnings per Share	$0.90	$0.54
For the three months ended June 30, 2021 and 2020, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2021	2020
Basic Earnings per Share:
Net Income	$43,379	$26,727
Weighted Average Shares Outstanding	26,528,034	26,583,167
Basic Earnings per Share	$1.64	$1.01

Diluted Earnings per Share:
Net Income	$43,379	$26,727

Weighted Average Shares Outstanding	26,528,034	26,583,167
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,528,034	26,583,167
Diluted Earnings per Share	$1.64	$1.01

For the six months ended June 30, 2021 and 2020, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

June 30, 2021
Obligations of State and Political Subdivisions	$701,326	$33,137	$(566)	$—	$733,897
MBS/CMO	704,460	7,283	(5,248)	—	706,495
US Gov't Sponsored Entities & Agencies	145,258	344	(646)	—	144,956
Total	$1,551,044	$40,764	$(6,460)	$—	$1,585,348

December 31, 2020
Obligations of State and Political Subdivisions	$548,273	$33,077	$(103)	$—	$581,247
MBS/CMO	535,526	12,806	(25)	—	548,307
US Gov't Sponsored Entities & Agencies	88,376	120	(198)	—	88,298
Total	$1,172,175	$46,003	$(326)	$—	$1,217,852

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov't Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of Securities at June 30, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,913	$3,932
Due after one year through five years	17,534	18,232
Due after five years through ten years	67,849	72,725
Due after ten years	612,030	639,008
MBS/CMO	704,460	706,495
US Gov't Sponsored Entities & Agencies	145,258	144,956
Total	$1,551,044	$1,585,348

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020

Proceeds from Sales	$15,378	$52,435
Gross Gains on Sales	300	993
Income Taxes on Gross Gains	63	209

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Proceeds from Sales	$66,748	$63,424
Gross Gains on Sales	1,275	1,583
Income Taxes on Gross Gains	268	336

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $202,540 and $237,506 as of June 30, 2021 and December 31, 2020, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2021 and December 31, 2020, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$77,284	$(566)	$—	$—	$77,284	$(566)
MBS/CMO	327,140	(5,246)	213	(2)	327,353	(5,248)
US Gov't Sponsored Entities & Agencies	82,189	(646)	—	—	82,189	(646)
Total	$486,613	$(6,458)	$213	$(2)	$486,826	$(6,460)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$10,652	$(103)	$—	$—	$10,652	$(103)
MBS/CMO	19,631	(25)	—	—	19,631	(25)
US Gov't Sponsored Entities & Agencies	59,054	(198)	—	—	59,054	(198)
Total	$89,337	$(326)	$—	$—	$89,337	$(326)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2021 or December 31, 2020. Accrued interest receivable on available-for-sale debt securities totaled $7,224 at June 30, 2021 and $5,954 at December 31, 2020. Accrued interest receivable is excluded from the estimate of credit losses.

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2021 and December 31, 2020. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2021, there was no additional impairment recognized through earnings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $131,668 at June 30, 2021 and $117,621 at December 31, 2020. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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
The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$131,668	$6,229	$117,621	$8,806

Included in Other Liabilities:
Interest Rate Swaps	$131,668	$6,534	$117,621	$9,353

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Rate Swaps:
Included in Other Operating Income	$190	$46	$675	$(234)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	June 30, 2021	December 31, 2020
Commercial:
Commercial and Industrial Loans	$591,263	$638,773
Commercial Real Estate Loans	1,517,172	1,467,397
Agricultural Loans	344,450	376,186
Leases	56,655	55,664
Retail:
Home Equity Loans	213,296	219,348
Consumer Loans	64,058	66,717
Credit Cards	13,536	11,637
Residential Mortgage Loans	274,093	256,276

Subtotal	3,074,523	3,091,998
Less: Unearned Income	(3,833)	(3,926)
Allowance for Credit Losses	(39,995)	(46,859)
Loans, net	$3,030,695	$3,041,213

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

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”). In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021. Under the American Rescue Plan Act of 2021 and the PPP Extension Act of 2021, which were both enacted during March 2021, additional funds were provided for the program and the deadline for applying for PPP loans was extended through May 31, 2021 (with the SBA given until June 30, 2021 to process loan applications).

The Company actively participated in both rounds of the PPP, lending funds primarily to its existing loan and/or deposit customers. The PPP loans carry an interest rate of 1.00% and included a processing fee that varied depending on the balance of the loan at origination (which fee is recognized over the life of the loan). The vast majority of the Company’s PPP loans made during 2020 had two-year maturities, while PPP loans made during 2021 have five-year maturities.

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351,260 in principal amount, with approximately $12,024 of related net processing fees on 3,070 PPP loan relationships. As of June 30, 2021, $330,750 of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, with $11,750 in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157,042 in principal amount, with approximately $9,022 of related net processing fees, on 2,601 PPP loan relationships. As of June 30,

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
2021, $20,897 of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $2,013 in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $156,655 of total PPP loans remain outstanding as of June 30, 2021, with approximately $7,283 of net fees remaining deferred on that date.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2021 and 2020:

June 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,248	$28,540	$6,462	$201	$439	$965	$162	$2,082	$—	$45,099
Provision for credit loss expense	(196)	(4,335)	(615)	3	85	(63)	108	13	—	(5,000)
Loans charged-off	—	(1)	—	—	(144)	—	(95)	(1)	—	(241)
Recoveries collected	28	16	—	—	80	6	6	1	—	137
Total ending allowance balance	$6,080	$24,220	$5,847	$204	$460	$908	$181	$2,095	$—	$39,995

June 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$8,814	$17,310	$6,485	$172	$455	$977	$124	$2,304	$—	$36,641
Provision for credit loss expense	(31)	5,049	545	30	109	85	26	87	—	5,900
Loans charged-off	—	—	—	—	(144)	—	(25)	(31)	—	(200)
Recoveries collected	4	10	—	—	76	—	—	—	—	90
Total ending allowance balance	$8,787	$22,369	$7,030	$202	$496	$1,062	$125	$2,360	$—	$42,431

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2021 and 2020:

June 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision for credit loss expense	(218)	(5,669)	(909)	4	67	(94)	167	152	—	(6,500)
Loans charged-off	(190)	(10)	—	—	(269)	—	(142)	(2)	—	(613)
Recoveries collected	43	21	—	—	172	6	6	1	—	249
Total ending allowance balance	$6,080	$24,220	$5,847	$204	$460	$908	$181	$2,095	$—	$39,995

June 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision for credit loss expense	(166)	10,215	149	97	314	65	60	316	—	11,050
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans charged-off	(296)	—	—	—	(381)	—	(60)	(31)	—	(768)
Recoveries collected	14	14	—	—	188	—	1	1	—	218
Total ending allowance balance	$8,787	$22,369	$7,030	$202	$496	$1,062	$125	$2,360	$—	$42,431

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

For the six months ended June 30, 2021, the allowance for credit losses decreased primarily due to a decline in individually analyzed loans as well as a decline in the reserve attributable to pandemic-related stressed sectors. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized improvements in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. The impact of fiscal stimulus, including direct payments to individuals, ongoing increased unemployment benefits, as well as the various government-sponsored loan programs, was also considered in our qualitative adjustments. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$2,690	$5,819	$—
Commercial Real Estate Loans	3,137	8,503	—
Agricultural Loans	1,188	1,805	—
Leases	—	—	—
Home Equity Loans	183	182	—
Consumer Loans	26	26	—
Credit Cards	63	63	—
Residential Mortgage Loans	404	988	—
Total	$7,691	$17,386	$—
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $17,386.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2021 totaled $29 and $31, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2020	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,571	$8,133	$—
Commercial Real Estate Loans	3,152	10,188	—
Agricultural Loans	1,291	1,915	—
Leases	—	—	—
Home Equity Loans	271	271	—
Consumer Loans	77	84	—
Credit Cards	86	86	—
Residential Mortgage Loans	671	830	—
Total	$10,119	$21,507	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $21,507.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2020 totaled $13 and $16, respectively.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,139	$2,596	$609	$26	$6,370
Commercial Real Estate Loans	11,260	—	—	84	11,344
Agricultural Loans	2,189	—	—	—	2,189
Leases	—	—	—	—	—
Home Equity Loans	407	—	—	—	407
Consumer Loans	5	—	—	—	5
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,181	—	—	—	1,181
Total	$18,181	$2,596	$609	$110	$21,496

December 31, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,943	$3,014	$669	$154	$8,780
Commercial Real Estate Loans	11,877	—	—	1,530	13,407
Agricultural Loans	3,064	—	—	—	3,064
Leases	—	—	—	—	—
Home Equity Loans	416	—	—	—	416
Consumer Loans	4	4	—	3	11
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	817	—	—	—	817
Total	$21,121	$3,018	$669	$1,687	$26,495

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2021 and December 31, 2020:

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$860	$160	$600	$1,620	$589,643	$591,263
Commercial Real Estate Loans	136	43	6,937	7,116	1,510,056	1,517,172
Agricultural Loans	—	—	649	649	343,801	344,450
Leases	—	—	—	—	56,655	56,655
Home Equity Loans	302	27	182	511	212,785	213,296
Consumer Loans	161	9	9	179	63,879	64,058
Credit Cards	65	12	63	140	13,396	13,536
Residential Mortgage Loans	2,061	327	766	3,154	270,939	274,093
Total	$3,585	$578	$9,206	$13,369	$3,061,154	$3,074,523

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$477	$909	$2,441	$3,827	$634,946	$638,773
Commercial Real Estate Loans	5	4,877	3,682	8,564	1,458,833	1,467,397
Agricultural Loans	—	—	651	651	375,535	376,186
Leases	—	—	—	—	55,664	55,664
Home Equity Loans	672	5	271	948	218,400	219,348
Consumer Loans	233	84	65	382	66,335	66,717
Credit Cards	95	80	86	261	11,376	11,637
Residential Mortgage Loans	3,737	1,590	529	5,856	250,420	256,276
Total	$5,219	$7,545	$7,725	$20,489	$3,071,509	$3,091,998

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

As of June 30, 2021, the Company had troubled debt restructurings totaling $108. The Company had no specific allocation of allowance for these loans at June 30, 2021. As of December 31, 2020, the Company had troubled debt restructurings totaling $111. The Company had no specific allocation of allowance for these loans at December 31, 2020.

The Company had not committed to lending any additional amounts as of June 30, 2021 and December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and six months ended June 30, 2021 and 2020, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2021 and 2020.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company has made short-term loan modifications involving both partial and full payment deferrals. The table below shows the payment modifications that were still in effect as of June 30, 2021, with the majority of these credit relationships making full interest payments.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 6/30/2021	As of 12/31/2020

Commercial & Industrial Loans	1	$266	0.1%	0.8%
Commercial Real Estate Loans	5	12,267	0.8%	3.0%
Agricultural Loans	—	—	—%	—%
Consumer Loans	1	7	n/m ⁽¹⁾	n/m ⁽¹⁾
Residential Mortgage Loans	1	14	n/m ⁽¹⁾	0.1%
Total	8	$12,554	0.4%	1.7%
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
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at June 30, 2021 and December 31, 2020, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$185,050	$85,889	$72,558	$36,556	$21,261	$58,339	$102,186	$561,839
Special Mention	565	469	773	1,759	1,377	1,897	9,645	16,485
Substandard	—	177	—	1,746	1,535	3,649	5,832	12,939
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$185,615	$86,535	$73,331	$40,061	$24,173	$63,885	$117,663	$591,263

Commercial Real Estate:
Risk Rating
Pass	$224,864	$291,967	$187,761	$157,573	$156,532	$393,358	$19,270	$1,431,325
Special Mention	657	1,797	763	15,406	23,205	19,615	—	61,443
Substandard	75	—	8,366	1,685	161	14,017	100	24,404
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$225,596	$293,764	$196,890	$174,664	$179,898	$426,990	$19,370	$1,517,172

Agricultural:
Risk Rating
Pass	$26,020	$41,491	$25,394	$26,151	$26,200	$76,562	$64,659	$286,477
Special Mention	1,207	12,064	5,199	3,146	6,522	8,259	9,759	46,156
Substandard	—	578	71	385	1,125	9,428	230	11,817
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$27,227	$54,133	$30,664	$29,682	$33,847	$94,249	$74,648	$344,450

Leases:
Risk Rating
Pass	$11,501	$15,021	$15,627	$7,460	$3,831	$3,215	$—	$56,655
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$11,501	$15,021	$15,627	$7,460	$3,831	$3,215	$—	$56,655

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
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

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$20,200	$25,296	$6,835	$6,001	$1,169	$2,204	$2,327	$64,032
Nonperforming	—	—	—	7	1	18	—	26
Total Consumer Loans	$20,200	$25,296	$6,835	$6,008	$1,170	$2,222	$2,327	$64,058

Home Equity:
Payment performance
Performing	$—	$28	$—	$21	$45	$475	$212,545	$213,114
Nonperforming	—	—	—	—	—	—	182	182
Total Home Equity Loans	$—	$28	$—	$21	$45	$475	$212,727	$213,296

Residential Mortgage:
Payment performance
Performing	$63,028	$44,093	$18,237	$20,319	$23,357	$104,071	$—	$273,105
Nonperforming	—	—	—	—	—	988	—	988
Total Residential Mortgage Loans	$63,028	$44,093	$18,237	$20,319	$23,357	$105,059	$—	$274,093

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	June 30, 2021	December 31, 2020

Performing	$13,473	$11,551
Nonperforming	63	86

Total	$13,536	$11,637

The following tables present loans purchased and/or sold during the year by portfolio segment:

June 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	3,128	—	—	—	—	—	—	3,128

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $71,764 and $52,905 as of June 30, 2021 and December 31, 2020, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 68 banking offices at June 30, 2021. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2021
Net Interest Income	$40,521	$13	$3	$(657)	$39,880
Net Gains on Sales of Loans	2,018	—	—	—	2,018
Net Gains on Securities	300	—	—	—	300
Trust and Investment Product Fees	2	2,618	—	—	2,620
Insurance Revenues	5	1	2,014	—	2,020
Noncash Items:
Provision for Credit Losses	(5,000)	—	—	—	(5,000)
Depreciation and Amortization	2,148	11	14	81	2,254
Income Tax Expense (Benefit)	6,056	199	101	(433)	5,923
Segment Profit (Loss)	23,309	619	314	(420)	23,822
Segment Assets at June 30, 2021	5,334,299	5,306	12,240	(3,276)	5,348,569

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2020
Net Interest Income	$39,157	$4	$3	$(705)	$38,459
Net Gains on Sales of Loans	2,654	—	—	—	2,654
Net Gains on Securities	993	—	—	—	993
Trust and Investment Product Fees	—	1,867	—	—	1,867
Insurance Revenues	2	10	1,818	—	1,830
Noncash Items:
Provision for Credit Losses	5,900	—	—	—	5,900
Depreciation and Amortization	2,268	1	17	81	2,367
Income Tax Expense (Benefit)	3,126	111	40	(638)	2,639
Segment Profit (Loss)	14,098	336	127	(306)	14,255
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2021
Net Interest Income	$80,103	$21	$5	$(1,317)	$78,812
Net Gains on Sales of Loans	4,220	—	—	—	4,220
Net Gains on Securities	1,275	—	—	—	1,275
Trust and Investment Product Fees	3	4,975	—	—	4,978
Insurance Revenues	7	3	5,302	—	5,312
Noncash Items:
Provision for Credit Losses	(6,500)	—	—	—	(6,500)
Depreciation and Amortization	4,365	24	31	161	4,581
Income Tax Expense (Benefit)	10,480	350	496	(750)	10,576
Segment Profit (Loss)	41,937	1,089	1,562	(1,209)	43,379
Segment Assets at June 30, 2021	5,334,299	5,306	12,240	(3,276)	5,348,569

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2020
Net Interest Income	$76,109	$8	$7	$(1,409)	$74,715
Net Gains on Sales of Loans	4,517	—	—	—	4,517
Net Gains on Securities	1,583	—	—	—	1,583
Trust and Investment Product Fees	1	3,897	—	—	3,898
Insurance Revenues	5	11	5,043	—	5,059
Noncash Items:
Provision for Credit Losses	11,050	—	—	—	11,050
Depreciation and Amortization	4,511	2	34	161	4,708
Income Tax Expense (Benefit)	5,367	228	400	(969)	5,026
Segment Profit (Loss)	25,945	670	1,221	(1,109)	26,727
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

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

For the three and six months ended June 30, 2021 and 2020, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2021 and 2020.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021 for named executive officers, awards are granted in the form of 100%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
restricted stock grants which will vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2021, the Company granted no awards of restricted stock. During the six months ended June 30, 2021, the Company granted awards of 44,123 shares of restricted stock. During the three and six months ended June 30, 2020, the Company granted awards of 1,426 and 43,178 shares of restricted stock, respectively. Total unvested restricted stock awards at June 30, 2021 and December 31, 2020 were 99,560 and 64,401, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2021	2020

Restricted Stock Expense	$638	$282
Cash Entitlement Expense	284	244
Tax Effect	(239)	(131)
Net of Tax	$683	$395

	Six Months Ended June 30,
	2021	2020

Restricted Stock Expense	$967	$552
Cash Entitlement Expense	367	488
Tax Effect	(346)	(259)
Net of Tax	$988	$781
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,380 and $1,535 as of June 30, 2021 and 2020, respectively.

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

The Company’s shareholders approved the Company’s new 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect certain clarifying changes (the "2019 ESPP"). The 2019 ESPP replaces the 2009 ESPP, which expired by its own terms on August 16, 2019. The 2019 ESPP, which became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

For the three months ended June 30, 2021, the Company recorded an immaterial amount of expense related to the employee stock purchase plan resulting in an immaterial amount next of tax. For the six months ended June 30, 2021, the Company recorded $10 of expense, $7 net of tax, for the employee stock purchase plan. For the three months ended June 30, 2020, the Company recorded $3 of expense, $2 net of tax, for the employee stock purchase plan. For the six months ended June 30, 2020,

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
the Company recorded $19 of expense, $14 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of June 30, 2021 and 2020 for the employee stock purchase plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2021, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
June 30, 2021
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$733,897	$—	$733,897
MBS/CMO	—	706,495	—	706,495
US Gov't Sponsored Entities & Agencies	—	144,956	—	144,956
Total Securities	$—	$1,585,348	$—	$1,585,348

Loans Held-for-Sale	$—	$17,459	$—	$17,459

Derivative Assets	$—	$6,229	$—	$6,229

Derivative Liabilities	$—	$6,534	$—	$6,534

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$580,750	$497	$581,247
MBS/CMO	—	548,307	—	548,307
US Gov't Sponsored Entities & Agencies	—	88,298	—	88,298
Total Securities	$—	$1,217,355	$497	$1,217,852

Loans Held-for-Sale	$—	$16,904	$—	$16,904

Derivative Assets	$—	$8,806	$—	$8,806

Derivative Liabilities	$—	$9,353	$—	$9,353

As of June 30, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2021	December 31, 2020

Aggregate Fair Value	$17,459	$16,904
Contractual Balance	17,013	16,378
Gain (Loss)	446	526

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2021 were $(33) and $(80), respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2020 were $92 and $97, respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	Obligations of State and Political Subdivisions
	2021	2020

Balance of Recurring Level 3 Assets at April 1	$—	$3,482
Total Losses Included in Other Comprehensive Income	—	(7)
Maturities / Calls	—	(980)
Purchases	—	—
Balance of Recurring Level 3 Assets at June 30	$—	$2,495

	Obligations of State and Political Subdivisions
	2021	2020

Balance of Recurring Level 3 Assets at January 1	$497	$4,021
Total Losses Included in Other Comprehensive Income	(2)	(23)
Maturities / Calls	(495)	(1,503)
Purchases	—	—
Balance of Recurring Level 3 Assets at June 30	$—	$2,495
Of the total gain/loss included in earnings for the three months ended June 30, 2021 and 2020, $0 and $(7) was attributable to other changes in fair value, respectively. Of the total gain/loss included in earnings for the six months ended June 30, 2021 and 2020, $(2) and $(23) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$3,357	$3,357
Commercial Real Estate Loans	$—	$—	$7,289	$7,289
Agricultural Loans	$—	$—	$543	$543
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$370	$370
Residential Mortgage Loans	$—	$—	$435	$435

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020:

June 30, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$3,357	Sales comparison approach	Adjustment for physical condition of comparable properties sold	26%-100% (59%)
Individual Analyzed Loans - Commercial Real Estate Loans	$7,289	Sales comparison approach	Adjustment for physical condition of comparable properties sold	22%-100% (35%)
Individual Analyzed Loans - Agricultural Loans	$543	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-96% (64%)
Individual Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—%—% (—%)
Individual Analyzed Loans - Home Equity Loans	$370	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-23% (23%)
Individual Analyzed Loans - Residential Mortgage Loans	$435	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-51% (29%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2021 and December 31, 2020. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2021 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$370,083	$55,491	$314,592	$—	$370,083
Interest Bearing Time Deposits with Banks	993	—	993	—	993
Loans, Net	3,018,701	—	—	3,023,985	3,023,985
Accrued Interest Receivable	18,227	—	7,452	10,775	18,227
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,039,010)	(4,039,010)	—	—	(4,039,010)
Time Deposits	(410,735)	—	(407,366)	—	(407,366)
Short-term Borrowings	(71,764)	—	(71,764)	—	(71,764)
Long-term Debt	(133,742)	—	(79,550)	(51,656)	(131,206)
Accrued Interest Payable	(744)	—	(711)	(33)	(744)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020, net of tax:

June 30, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2021	$14,115	$(568)	$13,547
Other Comprehensive Income (Loss) Before Reclassification	13,115	—	13,115
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(237)	—	(237)
Net Current Period Other Comprehensive Income (Loss)	12,878	—	12,878
Ending Balance at June 30, 2021	$26,993	$(568)	$26,425

June 30, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2021	$35,943	$(568)	$35,375
Other Comprehensive Income (Loss) Before Reclassification	(7,949)	—	(7,949)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,001)	—	(1,001)
Net Current Period Other Comprehensive Income (Loss)	(8,950)	—	(8,950)
Ending Balance at June 30, 2021	$26,993	$(568)	$26,425

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$300	Net Gains on Securities
	(63)	Income Tax Expense
	237	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2021	$237

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$1,275	Net Gains on Securities
	(268)	Income Tax Expense
	1,007	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2021	$1,007

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three and six months ended June 30, 2021 and 2020. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2021	2020
In-Scope of Topic 606:
Trust and Investment Product Fees	$2,620	$1,867
Service Charges on Deposit Accounts	1,735	1,365
Insurance Revenues	2,020	1,830
Interchange Fee Income	3,482	2,476
Other Operating Income	726	554
Non-interest Income (in-scope of Topic 606)	10,583	8,092
Non-interest Income (out-of-scope of Topic 606)	3,319	4,331
Total Non-interest Income	$13,902	$12,423

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Six Months Ended
	June 30,
Non-interest Income	2021	2020
In-Scope of Topic 606:
Trust and Investment Product Fees	$4,978	$3,898
Service Charges on Deposit Accounts	3,413	3,602
Insurance Revenues	5,312	5,059
Interchange Fee Income	6,312	4,958
Other Operating Income	1,389	1,074
Non-interest Income (in-scope of Topic 606)	21,404	18,591
Non-interest Income (out-of-scope of Topic 606)	7,535	7,913
Total Non-interest Income	$28,939	$26,504
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$53
Interest on Lease Liabilities	87	91
Operating Lease Cost	342	453
Short-term Lease Cost	7	9
Total Lease Cost	$488	$606

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Finance Lease Cost:
Amortization of Right-of -Use Assets	$104	$105
Interest on Lease Liabilities	175	183
Operating Lease Cost	761	906
Short-term Lease Cost	7	34
Total Lease Cost	$1,047	$1,228

The weighted average lease term and discount rates were as follows:

	June 30, 2021	June 30, 2020

Weighted Average Remaining Lease Term:
Finance Leases	11 years	12 years
Operating Leases	8 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.47%	11.48%
Operating Leases	3.15%	3.16%

Supplemental balance sheet information related to leases were as follows:

	June 30, 2021	June 30, 2020

Finance Leases
Premises, Furniture and Equipment, Net	$2,173	$2,383
Other Borrowings	3,140	3,305

Operating Leases
Operating Lease Right-of-Use Assets	$6,260	$8,955
Operating Lease Liabilities	6,357	9,041

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$175	$183
Operating Cash Flows from Operating Leases	1,805	853
Financing Cash Flows from Finance Leases	69	61

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2021
	Finance Leases	Operating Leases

Year 1	$519	$1,180
Year 2	519	1,086
Year 3	519	996
Year 4	519	820
Year 5	519	594
Thereafter	2,694	2,560
Total Lease Payments	5,289	7,236
Less Imputed Interest	(2,149)	(879)
Total	$3,140	$6,357

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 68 banking offices in 19 contiguous southern Indiana counties and eight Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2021 and December 31, 2020 and the consolidated results of operations for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

RECENT DEVELOPMENTS - COVID-19 PANDEMIC BUSINESS UPDATE

The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during the quarter ended June 30, 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and accelerating COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

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

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”). In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021. Under the American Rescue Plan Act of 2021 and the PPP Extension Act of 2021, which were both enacted during March 2021, additional funds were provided for the program and the deadline for applying for PPP loans was extended through May 31, 2021 (with the SBA given until June 30, 2021 to process loan applications).

The Company actively participated in both rounds of the PPP, lending funds primarily to its existing loan and/or deposit customers. The PPP loans carry an interest rate of 1.00% and included a processing fee that varied depending on the balance of the loan at origination (which fee is recognized over the life of the loan). The vast majority of the Company’s PPP loans made during 2020 had two-year maturities, while PPP loans made during 2021 have five-year maturities.

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351.3 million in principal amount, with approximately $12.0 million of related net processing fees on 3,070 PPP loan relationships. As of June 30, 2021, $330.8 million of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, with $11.7 million in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157.0 million in principal amount, with approximately $9.0 million of related net processing fees, on 2,601 PPP loan relationships. As of June 30, 2021, $20.8 million of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $2.0 million in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $156.7 million of total PPP loans remain outstanding as of June 30, 2021, with approximately $7.3 million of net fees remaining deferred on that date.

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

In response to requests from borrowers who have experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company has made short-term loan modifications involving both partial and full payment deferrals. The table below shows the payment modifications that were still in effect as of June 30, 2021, with all of these credit relationships making full interest payments.

			% of Loan Category (Excludes PPP Loans)
Type of Loans (dollars in thousands)	Number of Loans	Outstanding Balance	As of 06/30/2021	As of 3/31/2021

Commercial & Industrial Loans	1	$266	0.1%	0.9%
Commercial Real Estate Loans	5	12,267	0.8%	2.4%
Agricultural Loans	—	—	—%	—%
Consumer Loans	1	7	n/m ⁽¹⁾	n/m ⁽¹⁾
Residential Mortgage Loans	1	14	n/m ⁽¹⁾	0.1%
Total	8	$12,554	0.4%	1.4%
(1) n/m = not meaningful

Lending Exposure to Potentially Impacted Industry Segments
The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company initially identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders and travel restrictions. At June 30, 2021, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment (dollars in thousands)	Number of Loans	Outstanding Balance	% of Total Loans (excludes PPP Loans)	% of Industry Segment Under Deferral

Lodging / Hotels	44	$130,630	4.5%	7.9%
Retail Shopping / Strip Centers	62	96,831	3.3%	—%
Restaurants	172	52,286	1.8%	4.1%

During the second quarter of 2021, the Company re-assessed its exposure to the student housing industry segment, which was formerly included as a COVID-19 pandemic-related stressed sector. With the return of universities in its market areas to in-person classes for the 2021/2022 school year and occupancy levels for the upcoming school year that are similar to historical levels, the Company removed the student housing segment from the COVID-19 pandemic-related stressed sectors.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Net income for the quarter ended June 30, 2021 totaled $23,822,000, or $0.90 per share, an increase of 67% on a per share basis compared with the second quarter 2020 net income of $14,255,000, or $0.54 per share. Net income for the six months ended June 30, 2021 totaled $43,379,000, or $1.64 per share, an increase of 62% on a per share basis compared with the first half of 2020 net income of $26,727,000, or $1.01 per share. The net income growth during the second quarter and first half of 2021 compared with the same periods of 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense.

On March 12, 2021, the Company announced an operating optimization plan, pursuant to which the Company's banking subsidiary will consolidate seven branch offices and will implement various staff reductions during 2021. In making its decision to consolidate these branches, which are generally expected to be integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company's evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. As a result of these optimization actions, the Company recorded pre-tax charges of approximately $554,000 during the second quarter of 2021 and $2.0 million during the first quarter of 2021, primarily for valuation adjustments on branch facilities, lease termination costs, and severance and related payments. The branch consolidations and staff reductions are expected to primarily be completed by year-end 2021.

As a part of the operating optimization plan, the Company announced on June 4, 2021 that German American Bank, its wholly-owned banking subsidiary, had entered into a Branch Purchase and Assumption Agreement with The Home Savings and Loan Company of Kenton, Ohio (“HSLC”), pursuant to which German American Bank will sell its two branches located in Lexington, Kentucky, representing approximately $32.2 million in total deposits and $8.9 million in total loans as of June 30, 2021, to HSLC. The Company does not anticipate that the divestiture will result in the accrual of material gains or charges upon consummation. Subject to the receipt of regulatory approvals from the required federal and state banking agencies, the parties expect the sale to be consummated in the second half of 2021.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2021. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2021, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $40,764,000 and gross unrealized losses totaled approximately $6,460,000 net of applicable taxes is included in other comprehensive income.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2021 totaled $23,822,000, or $0.90 per share, an increase of 67% on a per share basis compared with the second quarter 2020 net income of $14,255,000, or $0.54 per share. Net income for the six months ended June 30, 2021 totaled $43,379,000, or $1.64 per share, an increase of 62% on a per share basis compared with the first half of 2020 net income of $26,727,000, or $1.01 per share. The net income growth during the second quarter and first half of 2021 compared with the same periods of 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2021 and 2020. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$386,144	$103	0.11%	$239,164	$84	0.14%
Securities:
Taxable	816,444	3,523	1.73%	538,881	2,706	2.01%
Non-taxable	664,088	5,271	3.17%	358,312	3,381	3.77%
Total Loans and Leases⁽²⁾	3,119,385	34,561	4.44%	3,253,169	38,154	4.71%
TOTAL INTEREST EARNING ASSETS	4,986,061	43,458	3.49%	4,389,526	44,325	4.06%
Other Assets	419,116			399,369
Less: Allowance for Credit Losses	(45,790)			(37,123)
TOTAL ASSETS	$5,359,387			$4,751,772

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,704,765	$672	0.10%	$2,220,549	$1,535	0.28%
Time Deposits	425,972	597	0.56%	586,179	2,208	1.51%
FHLB Advances and Other Borrowings	179,698	1,145	2.56%	227,562	1,339	2.37%
TOTAL INTEREST-BEARING LIABILITIES	3,310,435	2,414	0.29%	3,034,290	5,082	0.67%
Demand Deposit Accounts	1,377,754			1,074,739
Other Liabilities	39,595			55,271
TOTAL LIABILITIES	4,727,784			4,164,300
Shareholders’ Equity	631,603			587,472
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$5,359,387			$4,751,772

COST OF FUNDS			0.19%			0.47%
NET INTEREST INCOME		$41,044			$39,243
NET INTEREST MARGIN			3.30%			3.59%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the second quarter of 2021, net interest income, on a non tax-equivalent basis, totaled $39,880,000, an increase of $1,421,000, or 4%, compared to the second quarter of 2020 net interest income of $38,459,000. The increase in net interest income in the second quarter of 2021 compared with the second quarter of 2020 was largely attributable to an increase in average earning assets and a higher level of fees recognized related to PPP loans, which were partially offset by a lower level of accretion of discounts on acquired loans.

The tax equivalent net interest margin for the quarter ended June 30, 2021 was 3.30% compared to 3.59% in the second quarter of 2020. The Company's net interest margin in both periods presented has been impacted significantly by fees recognized as a part of the PPP and accretion of discounts on acquired loans.

Fees recognized on PPP loans through net interest income totaled $2,776,000 during the second quarter of 2021 and $1,121,000 during the second quarter of 2020. The fees recognized related to the PPP contributed approximately 22 basis points to the net interest margin on an annualized basis in the second quarter of 2021 and 10 basis points in the second quarter of 2020. Accretion of discounts on acquired loans contributed approximately 5 basis points to the net interest margin in the second quarter of 2021 and 19 basis points in the second quarter of 2020. Accretion of discounts on acquired loans totaled $671,000 during the second quarter of 2021 and $2,127,000 during the second quarter of 2020.

Historically low market interest rates continue to impact the Company's net interest margin. Lower market interest rates continue to negatively impact earning asset yields, with these declines being partially mitigated by a lower cost of funds. The

Company has also continued to carry excess liquidity on the balance sheet that resulted from significant deposit growth during 2020, which has continued in the first half of 2021, forgiveness of PPP loans, and continued somewhat muted loan growth.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2021 and 2020. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$362,196	$188	0.10%	$142,425	$242	0.34%
Securities:
Taxable	761,812	6,130	1.61%	542,537	5,816	2.14%
Non-taxable	626,780	9,991	3.19%	341,044	6,476	3.80%
Total Loans and Leases⁽²⁾	3,113,675	69,725	4.51%	3,156,284	76,090	4.85%
TOTAL INTEREST EARNING ASSETS	4,864,463	86,034	3.56%	4,182,290	88,624	4.26%
Other Assets	407,765			396,256
Less: Allowance for Credit Losses	(46,607)			(34,742)
TOTAL ASSETS	$5,225,621			$4,543,804

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,598,449	$1,309	0.10%	$2,106,860	$4,491	0.43%
Time Deposits	446,527	1,402	0.63%	612,320	4,909	1.61%
FHLB Advances and Other Borrowings	181,527	2,296	2.55%	231,855	2,997	2.60%
TOTAL INTEREST-BEARING LIABILITIES	3,226,503	5,007	0.31%	2,951,035	12,397	0.84%
Demand Deposit Accounts	1,323,384			961,315
Other Liabilities	46,286			49,721
TOTAL LIABILITIES	4,596,173			3,962,071
Shareholders’ Equity	629,448			581,733
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$5,225,621			$4,543,804

COST OF FUNDS			0.21%			0.60%
NET INTEREST INCOME		$81,027			$76,227
NET INTEREST MARGIN			3.35%			3.66%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the six months ended June 30, 2021, net interest income, on a non tax-equivalent basis, totaled $78,812,000, an increase of $4,097,000, or 5%, compared to the first half of 2020 net interest income of $74,715,000. The increase in net interest income in the first half of 2021 compared with the same period of 2020 was largely attributable to an increase in average earning assets and a higher level of fees recognized related to PPP loans, which were partially offset by a lower level of accretion of loan discounts on acquired loans.

The tax equivalent net interest margin for the six months ended June 30, 2021 was 3.35% compared to 3.66% in the first half of 2020. The Company's net interest margin in both periods presented has been impacted significantly by fees recognized as a part of the PPP and accretion of discounts on acquired loans.

Fees recognized on PPP loans through net interest income totaled $5,793,000 during the first half of 2021 and $1,121,000 during the same period of 2020. The fees recognized related to the PPP contributed approximately 24 basis points to the net interest margin on an annualized basis in the first half of 2021 and 5 basis points in the same period of 2020. Accretion of discounts on acquired loans contributed approximately 6 basis points to the net interest margin in the six months ended June 30, 2021 and 17 basis points in the same period of 2020. Accretion of discounts on acquired loans totaled $1,538,000 during the first half of 2021 and $3,534,000 during the same period of 2020.

Historically low market interest rates continue to impact the Company's net interest margin. Lower market interest rates continue to negatively impact earning asset yields, with these declines being partially mitigated by a lower cost of funds. The Company has also continued to carry excess liquidity on the balance sheet that resulted from significant deposit growth during 2020, which has continued in the first half of 2021, forgiveness of PPP loans, and continued somewhat muted loan growth.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2021, the Company recorded a negative provision for credit losses of $5,000,000 compared with the second quarter of 2020 provision for credit losses of $5,900,000. The negative provision for credit losses represented approximately 64 basis points of average loans on an annualized basis in the second quarter of 2021 compared to a provision for credit losses of 73 basis points of average loans on an annualized basis in the second quarter of 2020.

During the six months ended June 30, 2021, the Company recorded a negative provision for credit losses of $6,500,000 compared with the first six months of 2020 provision for credit losses of $11,050,000. The negative provision for credit losses represented approximately 42 basis points of average loans on an annualized basis in the first half of 2021 compared to a provision for credit losses of 70 basis points of average loans on an annualized basis in the same period of 2020.

The negative provision for credit losses in the second quarter and first half of 2021 was largely due to declines in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020. The level of provision for credit losses during the second quarter and first half of 2020 was primarily due to the developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

Net charge-offs totaled $104,000 or 1 basis point on an annualized basis of average loans outstanding during the three months ended June 30, 2021, compared with $110,000 or 1 basis point on an annualized basis of average loans outstanding during the same period of 2020. Net charge-offs totaled $364,000 or 2 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2021, compared with $550,000 or 3 basis points on an annualized basis of average loans outstanding during the same period of 2020.

The provision for credit losses made during the three and six months ended June 30, 2021 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended June 30, 2021, non-interest income totaled $13,902,000, an increase of $1,479,000, or 12%, compared with the second quarter of 2020.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Trust and Investment Product Fees	$2,620	$1,867	$753	40%
Service Charges on Deposit Accounts	1,735	1,365	370	27
Insurance Revenues	2,020	1,830	190	10
Company Owned Life Insurance	385	356	29	8
Interchange Fee Income	3,482	2,476	1,006	41
Other Operating Income	1,342	882	460	52
Subtotal	11,584	8,776	2,808	32
Net Gains on Sales of Loans	2,018	2,654	(636)	(24)
Net Gains on Securities	300	993	(693)	(70)
Total Non-interest Income	$13,902	$12,423	$1,479	12

Trust and investment product fees increased $753,000, or 40%, during the second quarter of 2021 compared with the second quarter of 2020. The increase during the second quarter of 2021 was largely attributable to increased assets under management within the Company's wealth management group.

Service charges on deposit accounts increased $370,000, or 27%, during the second quarter of 2021 compared with the second quarter of 2020. The increase during the second quarter of 2021 compared with the second quarter of 2020 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity during 2020.

Interchange fee income increased $1,006,000, or 41%, during the quarter ended June 30, 2021 compared with the second quarter of 2020. The increased level of fees during the second quarter of 2021 compared with the second quarter of 2020 was due to increased economic activity and increased card utilization by customers. Card utilization in 2020 was impacted by the economic impacts of the COVID-19 pandemic.

Other operating income increased $460,000, or 52%, during the second quarter of 2021 compared with the second quarter of 2020. The increase during the second quarter of 2021 was largely attributable to higher fees associated with interest rate swap transactions with loan customers.

Net gains on sales of loans declined $636,000, or 24%, during the second quarter of 2021 compared with the second quarter of 2020. The decline in the second quarter of 2021 compared with the second quarter of 2020 was generally attributable to a lower volume of loans sold and fair value adjustments on commitments to sell loans, which were partially offset by higher pricing levels on loans sold. Loan sales totaled $61.5 million during the second quarter of 2021 compared with $79.7 million during the second quarter of 2020.

The Company realized $300,000 in gains on sales of securities during the second quarter of 2021 compared with $993,000 during the second quarter of 2020. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

During the six months ended June 30, 2021, non-interest income totaled $28,939,000, an increase of $2,435,000, or 9%, compared with the first half of 2020.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Trust and Investment Product Fees	$4,978	$3,898	$1,080	28%
Service Charges on Deposit Accounts	3,413	3,602	(189)	(5)
Insurance Revenues	5,312	5,059	253	5
Company Owned Life Insurance	737	1,578	(841)	(53)
Interchange Fee Income	6,312	4,958	1,354	27
Other Operating Income	2,692	1,309	1,383	106
Subtotal	23,444	20,404	3,040	15
Net Gains on Sales of Loans	4,220	4,517	(297)	(7)
Net Gains on Securities	1,275	1,583	(308)	(19)
Total Non-interest Income	$28,939	$26,504	$2,435	9

Trust and investment product fees increased $1,080,000, or 28%, during the six months ended June 30, 2021 compared with the first half of of 2020. The increase during 2021 was largely attributable to increased assets under management within the Company's wealth management group.

Company owned life insurance revenue declined $841,000, or 53%, during the six months ended June 30, 2021 compared with the first half of 2020. The decline was largely related to death benefits received from life insurance policies during 2020.

Interchange fee income increased $1,354,000, or 27%, during the first half of 2021 compared with the same period of 2020. The increased level of fees during 2021 compared with 2020 was due to increased economic activity and increased card utilization by customers. Card utilization in 2020 was impacted by the economic impacts of the COVID-19 pandemic.

Other operating income increased $1,383,000, or 106%, during the first half of 2021 compared with the first half of 2020. The increase during the first half of 2021 was largely attributable fair value adjustments and higher transaction fees associated with interest rate swap transactions with loan customers.

Net gains on sales of loans declined $297,000, or 7%, during the first half of 2021 compared with the same period of 2020. The decline in 2021 compared with 2020 was generally attributable to a lower level of fair value adjustments on commitments to sell loans and a modestly lower level of loans sold, which were partially offset by higher pricing levels on loans sold. Loan sales totaled $130.0 million during 2021 compared with $136.0 million during 2020.

The Company realized $1,275,000 in gains on sales of securities during the first half of 2021 compared with $1,583,000 during the same period of 2020. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended June 30, 2021, non-interest expense totaled $29,037,000, an increase of $949,000, or 3%, compared with the second quarter of 2020. The second quarter of 2021 included non-recurring expenses totaling $554,000 related to the Company's previously discussed operating optimization plan (see "Management Overview" for additional information).

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Salaries and Employee Benefits	$16,375	$15,882	$493	3%
Occupancy, Furniture and Equipment Expense	3,830	3,481	349	10
FDIC Premiums	329	123	206	167
Data Processing Fees	1,779	1,763	16	1
Professional Fees	1,513	1,082	431	40
Advertising and Promotion	705	882	(177)	(20)
Intangible Amortization	711	909	(198)	(22)
Other Operating Expenses	3,795	3,966	(171)	(4)
Total Non-interest Expense	$29,037	$28,088	$949	3

Salaries and benefits increased $493,000, or 3%, during the quarter ended June 30, 2021 compared with the second quarter of 2020. The increase in salaries and benefits during the second quarter of 2021 was largely related to a higher level of incentive plan compensation and less deferral of salary costs related to the origination of PPP.

Occupancy, furniture and equipment expense increased $349,000, or 10%, during the second quarter of 2021 compared with the second quarter of 2020. The increase during the second quarter of 2021 was due to lease termination costs associated with the Company's operating optimization plan that totaled approximately $536,000 during the second quarter of 2021.

FDIC premiums increased $206,000 during the second quarter of 2021 compared with the the second quarter of 2020. The increase during the second quarter of 2021 compared to the second quarter of 2020 was related to credits received from the FDIC during the second quarter of 2020. There were no credits received during the second quarter of 2021. The credits received in 2020 were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Professional fees expense increased $431,000, or 40%, in the second quarter of 2021 compared with the second quarter of 2020. The increase during the second quarter of 2021 compared with the second quarter of 2020 was largely attributable to an increase in legal fees.

During the six months ended June 30, 2021, non-interest expense totaled $60,296,000, an increase of $1,880,000, or 3%, compared with the first half of 2020. The first half of 2021 included non-recurring expenses totaling $2,566,000 related to the Company's previously discussed operating optimization plan (see "Management Overview" for additional information).

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Salaries and Employee Benefits	$34,180	$33,282	$898	3%
Occupancy, Furniture and Equipment Expense	8,178	7,062	1,116	16
FDIC Premiums	663	123	540	439
Data Processing Fees	3,522	3,449	73	2
Professional Fees	2,673	2,166	507	23
Advertising and Promotion	1,487	1,953	(466)	(24)
Intangible Amortization	1,471	1,869	(398)	(21)
Other Operating Expenses	8,122	8,512	(390)	(5)
Total Non-interest Expense	$60,296	$58,416	$1,880	3

Salaries and benefits increased $898,000, or 3%, during the first half of 2021 compared with the same period of 2020. The increase in salaries and benefits during 2021 was in part attributable to employee severance and related cost associated with the Company's operating optimization plan that totaled $613,000 during the first half of 2021. Also contributing to the increase was a higher level of incentive plan compensation, higher variable compensation related to residential real estate loan production and wealth management revenue, which were partially offset by a higher level of salary deferral related to the origination of PPP loans.

Occupancy, furniture and equipment expense increased $1,116,000, or 16%, during the first half of 2021 compared with the same period of 2020. The increase during 2021 was due to lease termination costs associated with the Company's operating optimization plan that totaled approximately $1,411,000 during the first half of 2021.

FDIC premiums increased $540,000 during six months ended June 30, 2021 compared with the same period of 2020. The increase during 2021 compared with 2020 was related to credits received from the FDIC during 2020. There were no credits received during 2021. The credits received in 2020 were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Professional fees expense increased $507,000, or 23%, in the first half of 2021 compared with the same period of 2020. The increase during 2021 compared with 2020 was largely attributable to an increase in legal fees.

Income Taxes:

The Company’s effective income tax rate was 19.9% and 15.6%, respectively, during the three months ended June 30, 2021 and 2020. The Company's effective tax rate was 19.6% and 15.8% during the six months ended June 30, 2021 and 2020, respectively. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $5.349 billion at June 30, 2021, representing an increase of $371.0 million, or 15% on an annualized basis, compared with December 31, 2020. The increase in total assets during the first half of 2021 compared with December 31, 2020 was primarily driven by increased levels of deposits.

Securities available for sale increased $367.5 million as of June 30, 2021 compared with year-end 2020. The increase in the securities portfolio in the first half of 2021 was the result of increased levels of deposits.

June 30, 2021 total loans declined $17.5 million, or 1% on an annualized basis, compared with December 31, 2020. The decline in total loans at June 30, 2021 compared with year-end 2020 was due to a decrease in PPP loans. Net PPP loans totaled $149.4 million at June 30, 2021 compared with $182.0 million in net PPP loans at December 31, 2020.

Excluding PPP loans, total loans increased $15.1 million, or 1% on an annualized basis, at June 30, 2021 compared with year-end 2020. Commercial real estate loans increased approximately $49.8 million during the first half of 2021 compared with year-end 2020 while commercial and industrial loans declined $13.9 million (excluding PPP loans) largely due to reduced utilization of lines of credit. During the first half of 2021 compared with year-end 2020, agricultural loans declined $31.7 million largely as a result of a reduction in the utilization of lines of credit.

As previously discussed, lower levels of commercial, agricultural and home equity lines of credit balances resulting from lower line utilization rates during the first half of 2021 compared to year-end 2020 has been the primary driver to muted overall loan portfolio growth excluding PPP loans. Outstanding commercial lines of credit balances totaled $145.8 million, or 29% utilization, at June 30, 2021 compared to $161.0 million, or 32% utilization, at year-end 2020. Outstanding agricultural lines of credit balances and utilization totaled $74.7 million, or 48% utilization, at June 30, 2021 compared to $92.2 million, or 59% utilization, at year-end 2020. Outstanding home equity lines of credit balances totaled $212.3 million, or 41% utilization, at June 30, 2021 compared to $218.2 million, or 44% utilization, at year-end 2020.

End of Period Loan Balances: (dollars in thousands)	June 30, 2021	December 31, 2020	Current Period Change
Commercial and Industrial Loans and Leases	$647,918	$694,437	$(46,519)
Commercial Real Estate Loans	1,517,172	1,467,397	49,775
Agricultural Loans	344,450	376,186	(31,736)
Home Equity and Consumer Loans	290,890	297,702	(6,812)
Residential Mortgage Loans	274,093	256,276	17,817
Total Loans	$3,074,523	$3,091,998	$(17,475)

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2021	December 31, 2020
Commercial and Industrial Loans and Leases	$6,284	$6,645
Commercial Real Estate Loans	24,220	29,878
Agricultural Loans	5,847	6,756
Home Equity and Consumer Loans	1,549	1,636
Residential Mortgage Loans	2,095	1,944
Unallocated	—	—

Total Allowance for Credit Losses	$39,995	$46,859

The Company’s allowance for credit losses totaled $40.0 million at June 30, 2021 compared to $46.9 million at year-end 2020. The allowance for credit losses represented 1.30% of period-end loans at June 30, 2021 compared with 1.52% of period-end loans at December 31, 2020.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2021, the Company held net discounts on acquired loans of $6.0 million.

The allowance for credit losses declined during the quarter ended June 30, 2021, as a result of the Company recording a negative $6.5 million provision for credit losses while recording modest net charge-offs. During 2020, the allowance for credit losses increased through elevated provision for credit losses primarily due to the developments during 2020 related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The following is an analysis of the Company’s non-performing assets at June 30, 2021 and December 31, 2020:

Non-performing Assets: (dollars in thousands)	June 30, 2021	December 31, 2020
Non-accrual Loans	$17,386	$21,507
Past Due Loans (90 days or more)	—	—
Total Non-performing Loans	17,386	21,507
Other Real Estate	925	325
Total Non-performing Assets	$18,311	$21,832

Restructured Loans	$108	$111

Non-performing Loans to Total Loans	0.57%	0.70%
Allowance for Credit Loss to Non-performing Loans	230.04%	217.88%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and Industrial Loans and Leases	$5,819	$8,133	$—	$—
Commercial Real Estate Loans	8,503	10,188	—	—
Agricultural Loans	1,805	1,915	—	—
Home Equity Loans	182	271	—	—
Consumer Loans	89	170	—	—
Residential Mortgage Loans	988	830	—	—
Total	$17,386	$21,507	$—	$—

Non-performing assets totaled $18.3 million at June 30, 2021 compared to $21.8 million at December 31, 2020. Non-performing assets represented 0.34% of total assets at June 30, 2021 and 0.44% at December 31, 2020. Non-performing loans totaled $17.4 million at June 30, 2021 compared to $21.5 million at December 31, 2020. Non-performing loans represented 0.57% of total loans at June 30, 2021 compared to 0.70% at December 31, 2020.

June 30, 2021 total deposits increased $343.2 million, or 17% on an annualized basis, compared to December 31, 2020. The increase in total deposits at June 30, 2021 compared with year-end 2020 was impacted by participation in the PPP, continued stimulus payments provided by the federal government and general inflows of customer deposits.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2021	December 31, 2020	Current Period Change
Non-interest-bearing Demand Deposits	$1,350,399	$1,183,442	$166,957
Interest-bearing Demand, Savings, & Money Market Accounts	2,688,611	2,428,636	259,975
Time Deposits < $100,000	226,970	255,941	(28,971)
Time Deposits of $100,000 or more	183,765	238,511	(54,746)
Total Deposits	$4,449,745	$4,106,530	$343,215

Capital Resources:

As of June 30, 2021, shareholders’ equity increased by $24.3 million to $649.0 million compared with $624.7 million at year-end 2020. The increase in shareholders' equity was attributable to increased retained earnings of $32.3 million due to net income of $43.4 million during the first half of 2021 which was partially offset by the payment of $11.1 million in shareholder dividends. Partially mitigating the increase in retained earnings was a decline in accumulated other comprehensive income of $9.0 million related to the decrease in value of the Company's available-for-sale securities portfolio.

Shareholders’ equity represented 12.1% of total assets at June 30, 2021 and 12.6% of total assets at December 31, 2020. Shareholders’ equity included $129.3 million of goodwill and other intangible assets at June 30, 2021 compared to $130.9 million of goodwill and other intangible assets at December 31, 2020.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At June 30, 2021, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2021 Ratio	12/31/2020 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.13%	15.86%	8.00%	N/A
Bank	13.40%	14.00%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.40%	13.93%	6.00%	N/A
Bank	12.78%	13.21%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.96%	13.48%	4.50%	N/A
Bank	12.78%	13.21%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	9.96%	10.07%	4.00%	N/A
Bank	8.84%	9.56%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $24.3 million during the six months ended June 30, 2021 ending at $370.1 million.  During the six months ended June 30, 2021, operating activities resulted in net cash inflows of $45.4 million. Investing activities resulted in net cash outflows of $364.1 million during the six months months ended June 30, 2021 primarily resulting from the investment of excess liquidity into the available for sale securities portfolio. Financing activities resulted in net cash inflows for the six months ended June 30, 2021 of $343.0 million primarily related to growth in the Company's deposit portfolio.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2021, the parent company had approximately $79.5 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2021 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$148,052	(1.98)%
+1%	149,094	(1.29)%
Base	151,047	—
-1%	147,166	(2.57)%
-2%	145,448	(3.71)%
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

Interest Rate Sensitivity as of June 30, 2021 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$556,538	(6.98)%	11.27%	(18) b.p.
+1%	580,237	(3.02)%	11.42%	(3) b.p.
Base	598,304	—	11.45%	—
-1%	501,548	(16.17)%	9.46%	(199) b.p.
-2%	457,230	(23.58)%	8.54%	(291) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. The Company believes the plaintiff’s claims are unfounded and intends to defend against them. As such, the Company has filed a motion to dismiss the complaint. Before any ruling on the motion to dismiss, the plaintiff amended her complaint to include different account documents, but continues to maintain her claim. On May 3, 2021, the Company filed a motion to dismiss the plaintiff’s amended complaint. All discovery has been stayed by the Court pending a ruling on any motion to dismiss. The parties will attempt to resolve the dispute at a mediation conference scheduled for August 25, 2021. However, at this stage of the litigation, it is not possible for the Company’s management to determine the probability of a material adverse outcome or reasonably estimate the amount of any potential loss.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2021	—	—	—	1,000,000
May 2021	—	—	—	1,000,000
June 2021	—	—	—	1,000,000
Total	—	—	—
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

10.1*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2022 is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2021 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: August 5, 2021	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)