Form 10-Q
period 2021-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2021-11-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2021

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

As of November 2, 2021, the registrant had 26,546,100 outstanding shares of Common Stock, no par value.

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
CMO:     Collateralized mortgage obligations
COVID-19:    Novel coronavirus disease 2019 declared, in March 2020, by the World Health Organization as a global pandemic and by the President of the United States as a national emergency
CUB:    Citizens Union Bancorp of Shelbyville, Inc., which is party to an Agreement and Plan of Reorganization with the Company, pursuant to which it will be merged with and into the Company, subject to certain conditions

Dodd-Frank Act:     Dodd-Frank Wall Street Reform and Consumer Protection Act
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
PPP:    Paycheck Protection Program established under the CARES Act
PPPL Facility:    Paycheck Protection Program Liquidity Facility authorized by the FRB pursuant to the Federal Reserve Act
SBA:    Small Business Administration
SEC:    Securities and Exchange Commission
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and Due from Banks	$54,617	$57,972
Federal Funds Sold and Other Short-term Investments	394,126	287,776
Cash and Cash Equivalents	448,743	345,748

Interest-bearing Time Deposits with Banks	745	1,241
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,681,122 for September 30, 2021; Amortized Cost $1,172,175 for December 31, 2020; No Allowance for Credit Losses)	1,696,225	1,217,852
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	15,361	16,904

Loans	3,012,989	3,091,998
Less: Unearned Income	(3,729)	(3,926)
Allowance for Credit Losses	(37,798)	(46,859)
Loans, Net	2,971,462	3,041,213

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,168
Premises, Furniture and Equipment, Net	89,649	96,593
Other Real Estate	112	325
Goodwill	121,761	121,956
Intangible Assets	6,514	8,984
Company Owned Life Insurance	69,895	69,250
Accrued Interest Receivable and Other Assets	41,882	43,990
TOTAL ASSETS	$5,475,750	$4,977,577

LIABILITIES
Non-interest-bearing Demand Deposits	$1,453,197	$1,183,442
Interest-bearing Demand, Savings, and Money Market Accounts	2,762,328	2,428,636
Time Deposits	377,426	494,452
Total Deposits	4,592,951	4,106,530

FHLB Advances and Other Borrowings	186,389	194,529
Accrued Interest Payable and Other Liabilities	46,271	51,809
TOTAL LIABILITIES	4,825,611	4,352,868

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,546	26,502
Additional Paid-in Capital	275,682	274,385
Retained Earnings	336,647	288,447
Accumulated Other Comprehensive Income	11,264	35,375
TOTAL SHAREHOLDERS’ EQUITY	650,139	624,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,475,750	$4,977,577
End of period shares issued and outstanding	26,546,100	26,502,157

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2021	2020
INTEREST INCOME
Interest and Fees on Loans	$35,483	$36,543
Interest on Federal Funds Sold and Other Short-term Investments	141	45
Interest and Dividends on Securities:
Taxable	3,261	2,350
Non-taxable	4,690	3,175
TOTAL INTEREST INCOME	43,575	42,113

INTEREST EXPENSE
Interest on Deposits	1,139	2,492
Interest on FHLB Advances and Other Borrowings	1,149	1,233
TOTAL INTEREST EXPENSE	2,288	3,725

NET INTEREST INCOME	41,287	38,388
Provision (Benefit) for Credit Losses	(2,000)	4,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	43,287	33,888

NON-INTEREST INCOME
Trust and Investment Product Fees	2,690	1,957
Service Charges on Deposit Accounts	2,017	1,773
Insurance Revenues	2,007	1,989
Company Owned Life Insurance	493	355
Interchange Fee Income	3,339	2,795
Other Operating Income	2,595	942
Net Gains on Sales of Loans	2,197	2,861
Net Gains on Securities	218	607
TOTAL NON-INTEREST INCOME	15,556	13,279

NON-INTEREST EXPENSE
Salaries and Employee Benefits	17,274	17,409
Occupancy Expense	2,530	2,418
Furniture and Equipment Expense	923	944
FDIC Premiums	383	326
Data Processing Fees	2,006	1,693
Professional Fees	1,357	875
Advertising and Promotion	897	708
Intangible Amortization	661	860
Other Operating Expenses	6,413	4,187
TOTAL NON-INTEREST EXPENSE	32,444	29,420

Income before Income Taxes	26,399	17,747
Income Tax Expense	4,913	3,154
NET INCOME	$21,486	$14,593

Basic Earnings per Share	$0.81	$0.55
Diluted Earnings per Share	$0.81	$0.55

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2021	2020
INTEREST INCOME
Interest and Fees on Loans	$105,091	$112,481
Interest on Federal Funds Sold and Other Short-term Investments	329	287
Interest and Dividends on Securities:
Taxable	9,391	8,166
Non-taxable	12,583	8,291
TOTAL INTEREST INCOME	127,394	129,225

INTEREST EXPENSE
Interest on Deposits	3,850	11,892
Interest on FHLB Advances and Other Borrowings	3,445	4,230
TOTAL INTEREST EXPENSE	7,295	16,122

NET INTEREST INCOME	120,099	113,103
Provision (Benefit) for Credit Losses	(8,500)	15,550
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	128,599	97,553

NON-INTEREST INCOME
Trust and Investment Product Fees	7,668	5,855
Service Charges on Deposit Accounts	5,430	5,375
Insurance Revenues	7,319	7,048
Company Owned Life Insurance	1,230	1,933
Interchange Fee Income	9,651	7,753
Other Operating Income	5,287	2,251
Net Gains on Sales of Loans	6,417	7,378
Net Gains on Securities	1,493	2,190
TOTAL NON-INTEREST INCOME	44,495	39,783

NON-INTEREST EXPENSE
Salaries and Employee Benefits	51,454	50,691
Occupancy Expense	8,735	7,461
Furniture and Equipment Expense	2,896	2,963
FDIC Premiums	1,046	449
Data Processing Fees	5,528	5,142
Professional Fees	4,030	3,041
Advertising and Promotion	2,384	2,661
Intangible Amortization	2,132	2,729
Other Operating Expenses	14,535	12,699
TOTAL NON-INTEREST EXPENSE	92,740	87,836

Income before Income Taxes	80,354	49,500
Income Tax Expense	15,489	8,180
NET INCOME	$64,865	$41,320

Basic Earnings per Share	$2.44	$1.56
Diluted Earnings per Share	$2.44	$1.56

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2021	2020

NET INCOME	$21,486	$14,593

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(18,983)	63
Reclassification Adjustment for Gains Included in Net Income	(218)	(607)
Tax Effect	4,040	138
Net of Tax	(15,161)	(406)

Total Other Comprehensive Income (Loss)	(15,161)	(406)

COMPREHENSIVE INCOME (LOSS)	$6,325	$14,187

	Nine Months Ended September 30,
	2021	2020

NET INCOME	$64,865	$41,320

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(29,081)	22,051
Reclassification Adjustment for Gains Included in Net Income	(1,493)	(2,190)
Tax Effect	6,463	(4,223)
Net of Tax	(24,111)	15,638

Total Other Comprehensive Income (Loss)	(24,111)	15,638

COMPREHENSIVE INCOME (LOSS)	$40,754	$56,958

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2020	26,502,157	$26,502	$274,385	$288,447	$35,375	$624,709

Net Income	—	—	—	19,557	—	19,557
Other Comprehensive Income (Loss)	—	—	—	—	(21,828)	(21,828)
Cash Dividends ($0.21 per share)	—	—	—	(5,554)	—	(5,554)
Issuance of Common Stock for:
Restricted Share Grants	44,123	44	285	—	—	329

Balances, March 31, 2021	26,546,280	$26,546	$274,670	$302,450	$13,547	$617,213

Net Income	—	—	—	23,822	—	23,822
Other Comprehensive Income (Loss)	—	—	—	—	12,878	12,878
Cash Dividends ($0.21 per share)	—	—	—	(5,555)	—	(5,555)
Issuance of Common Stock for:
Restricted Share Grants	(576)	—	639	—	—	639

Balances, June 30, 2021	26,545,704	$26,546	$275,309	$320,717	$26,425	$648,997

Net Income	—	—	—	21,486	—	21,486
Other Comprehensive Income (Loss)	—	—	—	—	(15,161)	(15,161)
Cash Dividends ($0.21 per share)	—	—	—	(5,556)	—	(5,556)
Issuance of Common Stock for:
Restricted Share Grants	396	—	373	—	—	373

Balances, September 30, 2021	26,546,100	$26,546	$275,682	$336,647	$11,264	$650,139

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (See Note 2 - Recent Accounting Pronouncements)	—	—	—	(6,717)	—	(6,717)
Balance, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103

Net Income	—	—	—	12,472	—	12,472
Other Comprehensive Income	—	—	—	—	13,255	13,255
Cash Dividends ($0.19 per share)	—	—	—	(5,065)	—	(5,065)
Issuance of Common Stock for:
Restricted Share Grants	41,752	42	228	—	—	270
Stock Repurchase	(173,089)	(173)	(4,322)	—	—	(4,495)

Balances, March 31, 2020	26,540,031	$26,540	$274,860	$253,780	$28,360	$583,540

Net Income	—	—	—	14,255	—	14,255
Other Comprehensive Income	—	—	—	—	2,789	2,789
Cash Dividends ($0.19 per share)	—	—	—	(5,024)	—	(5,024)
Issuance of Common Stock for:
Restricted Share Grants	1,426	1	281	—	—	282
Stock Repurchase	(44,166)	(44)	(1,124)	—	—	(1,168)

Balances, June 30, 2020	26,497,291	$26,497	$274,017	$263,011	$31,149	$594,674

Net Income	—	—	—	14,593	—	14,593
Other Comprehensive Income	—	—	—	—	(406)	(406)
Cash Dividends ($0.19 per share)	—	—	—	(5,025)	—	(5,025)
Issuance of Common Stock for:	—	—	—	—	—
Restricted Share Grants	(378)	—	254	—	—	254
Stock Repurchase	(4,047)	(4)	(105)	—	—	(109)

Balances, September 30, 2020	26,492,866	$26,493	$274,166	$272,579	$30,743	$603,981

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$64,865	$41,320
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	4,873	4,097
Depreciation and Amortization	6,723	7,043
Loans Originated for Sale	(199,491)	(230,399)
Proceeds from Sales of Loans Held-for-Sale	207,767	226,237
Provision (Benefit) for Credit Losses	(8,500)	15,550
Gain on Sale of Loans, net	(6,417)	(7,378)
Gain on Securities, net	(1,493)	(2,190)
Gain on Sales of Other Real Estate and Repossessed Assets	(105)	(48)
Loss on Disposition and Donation of Premises and Equipment	482	127
Loss on Disposition of Land	—	30
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,079)	(1,092)
Equity Based Compensation	1,341	813
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,348	(6,046)
Interest Payable and Other Liabilities	2,619	8,114
Net Cash from Operating Activities	73,933	56,178

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	496	496
Proceeds from Maturities of Securities Available-for-Sale	160,850	139,679
Proceeds from Sales of Securities Available-for-Sale	102,823	74,693
Purchase of Securities Available-for-Sale	(776,001)	(378,503)
Proceeds from Redemption of Federal Home Loan Bank Stock	120	800
Loans Made to Customers, net of Payments Received	59,455	(138,132)
Proceeds from Sales of Other Real Estate	1,315	316
Property and Equipment Expenditures	(2,794)	(5,162)
Proceeds from Sales of Land and Buildings	1,614	612
Proceeds from Life Insurance	434	1,082
Sale of Bank Branches	1,694	—
Net Cash from Investing Activities	(449,994)	(304,119)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	504,102	550,003
Change in Short-term Borrowings	(314)	(94,756)
Repayments of Long-term Debt	(8,067)	(40,604)
Issuance (Retirement) of Common Stock	—	(5,779)
Dividends Paid	(16,665)	(15,114)
Net Cash from Financing Activities	479,056	393,750

Net Change in Cash and Cash Equivalents	102,995	145,809
Cash and Cash Equivalents at Beginning of Year	345,748	103,884
Cash and Cash Equivalents at End of Period	$448,743	$249,693

Cash Paid During the Period for
Interest	$7,254	$16,796
Income Taxes	13,605	8,000

Supplemental Non Cash Disclosures
Reclassification of Land and Buildings to Other Assets	$1,536	$—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Impact of COVID-19
The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during the quarter ended September 30, 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and modest increases in COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

NOTE 2 - Recent Accounting Pronouncements

Loan Modifications and Troubled Debt Restructurings due to COVID-19
On April 7, 2020, the Board of Governors of the Federal Reserve System (the "FRB"), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to, effectively, January 1, 2022.

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
September 30, 2021
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
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
regulatory capital computations under federal banking regulations and does not otherwise impact the financial statements prepared in accordance with GAAP.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $11,641 at September 30, 2021 and $14,133 at December 31, 2020. Accrued interest receivable was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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
September 30, 2021
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
September 30, 2021
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

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2021	2020
Basic Earnings per Share:
Net Income	$21,486	$14,593
Weighted Average Shares Outstanding	26,545,868	26,497,398
Basic Earnings per Share	$0.81	$0.55

Diluted Earnings per Share:
Net Income	$21,486	$14,593

Weighted Average Shares Outstanding	26,545,868	26,497,398
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,545,868	26,497,398
Diluted Earnings per Share	$0.81	$0.55
For the three months ended September 30, 2021 and 2020, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2021	2020
Basic Earnings per Share:
Net Income	$64,865	$41,320
Weighted Average Shares Outstanding	26,534,044	26,554,369
Basic Earnings per Share	$2.44	$1.56

Diluted Earnings per Share:
Net Income	$64,865	$41,320

Weighted Average Shares Outstanding	26,534,044	26,554,369
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	26,534,044	26,554,369
Diluted Earnings per Share	$2.44	$1.56

For the nine months ended September 30, 2021 and 2020, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

September 30, 2021
Obligations of State and Political Subdivisions	$813,088	$26,425	$(6,060)	$—	$833,453
MBS/CMO	728,789	6,250	(8,407)	—	726,632
US Gov't Sponsored Entities & Agencies	139,245	23	(3,128)	—	136,140
Total	$1,681,122	$32,698	$(17,595)	$—	$1,696,225

December 31, 2020
Obligations of State and Political Subdivisions	$548,273	$33,077	$(103)	$—	$581,247
MBS/CMO	535,526	12,806	(25)	—	548,307
US Gov't Sponsored Entities & Agencies	88,376	120	(198)	—	88,298
Total	$1,172,175	$46,003	$(326)	$—	$1,217,852

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov't Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of Securities at September 30, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,150	$2,173
Due after one year through five years	22,212	23,391
Due after five years through ten years	68,621	73,304
Due after ten years	720,105	734,585
MBS/CMO	728,789	726,632
US Gov't Sponsored Entities & Agencies	139,245	136,140
Total	$1,681,122	$1,696,225

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020

Proceeds from Sales	$36,075	$11,270
Gross Gains on Sales	218	607
Income Taxes on Gross Gains	46	127

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020

Proceeds from Sales	$102,823	$74,693
Gross Gains on Sales	1,493	2,190
Income Taxes on Gross Gains	314	464

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $190,514 and $237,506 as of September 30, 2021 and December 31, 2020, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2021 and December 31, 2020, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$303,113	$(5,917)	$1,452	$(143)	$304,565	$(6,060)
MBS/CMO	475,726	(8,404)	309	(3)	476,035	(8,407)
US Gov't Sponsored Entities & Agencies	126,137	(3,128)	—	—	126,137	(3,128)
Total	$904,976	$(17,449)	$1,761	$(146)	$906,737	$(17,595)

	Less than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$10,652	$(103)	$—	$—	$10,652	$(103)
MBS/CMO	19,631	(25)	—	—	19,631	(25)
US Gov't Sponsored Entities & Agencies	59,054	(198)	—	—	59,054	(198)
Total	$89,337	$(326)	$—	$—	$89,337	$(326)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value with an allowance. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2021 or December 31, 2020. Accrued interest receivable on available-for-sale debt securities totaled $8,143 at September 30, 2021 and $5,954 at December 31, 2020. Accrued interest receivable is excluded from the estimate of credit losses.

The Company's equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2021 and December 31, 2020. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company's equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2021, there was no additional impairment recognized through earnings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $134,130 at September 30, 2021 and $117,621 at December 31, 2020. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$134,130	$5,741	$117,621	$8,806

Included in Other Liabilities:
Interest Rate Swaps	$134,130	$5,997	$117,621	$9,353

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Rate Swaps:
Included in Other Operating Income	$179	$64	$675	$(169)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	September 30, 2021	December 31, 2020
Commercial:
Commercial and Industrial Loans	$510,583	$638,773
Commercial Real Estate Loans	1,528,493	1,467,397
Agricultural Loans	349,321	376,186
Leases	56,186	55,664
Retail:
Home Equity Loans	217,994	219,348
Consumer Loans	67,150	66,717
Credit Cards	13,856	11,637
Residential Mortgage Loans	269,406	256,276

Subtotal	3,012,989	3,091,998
Less: Unearned Income	(3,729)	(3,926)
Allowance for Credit Losses	(37,798)	(46,859)
Loans, net	$2,971,462	$3,041,213

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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351,260 in principal amount, with approximately $12,024 of related net processing fees on 3,070 PPP loan relationships. As of September 30, 2021, $347,556 of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, with $11,997 in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157,042 in principal amount, with approximately $9,022 of related net processing fees, on 2,601 PPP loan relationships. As of September

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
30, 2021, $89,524 of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $5,873 in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $71,222 of total PPP loans remain outstanding as of September 30, 2021, with approximately $3,175 of net fees remaining deferred on that date.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2021 and 2020:

September 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,080	$24,220	$5,847	$204	$460	$908	$181	$2,095	$—	$39,995
Provision (Benefit) for credit loss expense	1,965	(2,833)	(1,152)	(1)	167	124	19	(289)	—	(2,000)
Loans charged-off	—	—	—	—	(204)	(15)	(16)	(44)	—	(279)
Recoveries collected	9	5	—	—	60	—	8	—	—	82
Total ending allowance balance	$8,054	$21,392	$4,695	$203	$483	$1,017	$192	$1,762	$—	$37,798

September 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$8,787	$22,369	$7,030	$202	$496	$1,062	$125	$2,360	$—	$42,431
Provision (Benefit) for credit loss expense	(1,017)	5,931	(315)	4	70	—	39	(212)	—	4,500
Loans charged-off	(73)	(9)	—	—	(138)	(67)	(27)	(8)	—	(322)
Recoveries collected	3	91	—	—	64	—	—	1	—	159
Total ending allowance balance	$7,700	$28,382	$6,715	$206	$492	$995	$137	$2,141	$—	$46,768

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2021 and 2020:

September 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision (Benefit) for credit loss expense	1,747	(8,502)	(2,061)	3	234	30	186	(137)	—	(8,500)
Loans charged-off	(190)	(10)	—	—	(472)	(15)	(158)	(47)	—	(892)
Recoveries collected	52	26	—	—	231	6	14	2	—	331
Total ending allowance balance	$8,054	$21,392	$4,695	$203	$483	$1,017	$192	$1,762	$—	$37,798

September 30, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance prior to adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision (Benefit) for credit loss expense	(1,182)	16,145	(166)	101	385	65	98	104	—	15,550
Initial allowance on loans purchased with credit deterioration	—	—	—	—	—	—	—	—	—	—
Loans charged-off	(369)	(9)	—	—	(520)	(67)	(86)	(39)	—	(1,090)
Recoveries collected	16	106	—	—	252	—	1	2	—	377
Total ending allowance balance	$7,700	$28,382	$6,715	$206	$492	$995	$137	$2,141	$—	$46,768

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
September 30, 2021
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

For the nine months ended September 30, 2021, the allowance for credit losses decreased primarily due to a decline in individually analyzed loans as well as a decline in the reserve attributable to pandemic-related stressed sectors. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized improvements in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. The impact of fiscal stimulus, including direct payments to individuals, ongoing increased unemployment benefits, as well as the various government-sponsored loan programs, was also considered in our qualitative adjustments. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,283	$13,852	$—
Commercial Real Estate Loans	50	2,766	—
Agricultural Loans	1,073	1,174	—
Leases	—	—	—
Home Equity Loans	22	22	—
Consumer Loans	16	16	—
Credit Cards	62	62	—
Residential Mortgage Loans	542	542	—
Total	$6,048	$18,434	$—
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $18,434.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2021 totaled $39 and $71, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2020	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,571	$8,133	$—
Commercial Real Estate Loans	3,152	10,188	—
Agricultural Loans	1,291	1,915	—
Leases	—	—	—
Home Equity Loans	271	271	—
Consumer Loans	77	84	—
Credit Cards	86	86	—
Residential Mortgage Loans	671	830	—
Total	$10,119	$21,507	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $21,507.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2020 totaled $1 and $17, respectively.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,618	$2,487	$579	$8,719	$14,403
Commercial Real Estate Loans	5,170	—	—	25	5,195
Agricultural Loans	1,560	—	—	—	1,560
Leases	—	—	—	—	—
Home Equity Loans	412	—	—	—	412
Consumer Loans	5	—	—	—	5
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	664	—	—	—	664
Total	$10,429	$2,487	$579	$8,744	$22,239

December 31, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,943	$3,014	$669	$154	$8,780
Commercial Real Estate Loans	11,877	—	—	1,530	13,407
Agricultural Loans	3,064	—	—	—	3,064
Leases	—	—	—	—	—
Home Equity Loans	416	—	—	—	416
Consumer Loans	4	4	—	3	11
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	817	—	—	—	817
Total	$21,121	$3,018	$669	$1,687	$26,495

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2021 and December 31, 2020:

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$98	$—	$438	$536	$510,047	$510,583
Commercial Real Estate Loans	—	6	1,232	1,238	1,527,255	1,528,493
Agricultural Loans	—	—	—	—	349,321	349,321
Leases	—	—	—	—	56,186	56,186
Home Equity Loans	222	111	23	356	217,638	217,994
Consumer Loans	136	32	—	168	66,982	67,150
Credit Cards	31	15	62	108	13,748	13,856
Residential Mortgage Loans	2,619	504	327	3,450	265,956	269,406
Total	$3,106	$668	$2,082	$5,856	$3,007,133	$3,012,989

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$477	$909	$2,441	$3,827	$634,946	$638,773
Commercial Real Estate Loans	5	4,877	3,682	8,564	1,458,833	1,467,397
Agricultural Loans	—	—	651	651	375,535	376,186
Leases	—	—	—	—	55,664	55,664
Home Equity Loans	672	5	271	948	218,400	219,348
Consumer Loans	233	84	65	382	66,335	66,717
Credit Cards	95	80	86	261	11,376	11,637
Residential Mortgage Loans	3,737	1,590	529	5,856	250,420	256,276
Total	$5,219	$7,545	$7,725	$20,489	$3,071,509	$3,091,998

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

As of September 30, 2021, the Company had troubled debt restructurings totaling $106. The Company had no specific allocation of allowance for these loans at September 30, 2021. As of December 31, 2020, the Company had troubled debt restructurings totaling $111. The Company had no specific allocation of allowance for these loans at December 31, 2020.

The Company had not committed to lending any additional amounts as of September 30, 2021 and December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and nine months ended September 30, 2021 and 2020, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2021 and 2020.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Loan Modifications and Troubled Debt Restructurings due to COVID-19

On April 7, 2020, the federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the CAA to, effectively, January 1, 2022.

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
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at September 30, 2021 and December 31, 2020, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$149,411	$64,297	$67,633	$32,264	$18,335	$51,778	$101,684	$485,402
Special Mention	616	25	246	806	1,236	1,844	2,750	7,523
Substandard	600	543	455	1,583	1,401	3,099	9,977	17,658
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$150,627	$64,865	$68,334	$34,653	$20,972	$56,721	$114,411	$510,583

Commercial Real Estate:
Risk Rating
Pass	$328,394	$271,691	$179,773	$146,504	$147,663	$361,853	$18,524	$1,454,402
Special Mention	2,440	42	755	14,876	22,585	16,149	—	56,847
Substandard	74	—	7,688	1,568	—	7,814	100	17,244
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$330,908	$271,733	$188,216	$162,948	$170,248	$385,816	$18,624	$1,528,493

Agricultural:
Risk Rating
Pass	$36,115	$46,365	$24,474	$25,349	$25,461	$73,419	$70,038	$301,221
Special Mention	1,654	5,666	4,292	3,146	6,473	7,512	8,249	36,992
Substandard	—	—	66	385	1,080	9,347	230	11,108
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$37,769	$52,031	$28,832	$28,880	$33,014	$90,278	$78,517	$349,321

Leases:
Risk Rating
Pass	$15,307	$13,689	$14,794	$6,774	$3,274	$2,348	$—	$56,186
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$15,307	$13,689	$14,794	$6,774	$3,274	$2,348	$—	$56,186

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
September 30, 2021
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

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$31,330	$19,007	$5,614	$5,201	$880	$1,944	$3,158	$67,134
Nonperforming	—	—	—	—	—	16	—	16
Total Consumer Loans	$31,330	$19,007	$5,614	$5,201	$880	$1,960	$3,158	$67,150

Home Equity:
Payment performance
Performing	$—	$28	$—	$21	$45	$920	$216,957	$217,971
Nonperforming	—	—	—	—	—	1	22	23
Total Home Equity Loans	$—	$28	$—	$21	$45	$921	$216,979	$217,994

Residential Mortgage:
Payment performance
Performing	$76,533	$41,468	$15,892	$18,773	$21,480	$94,721	$—	$268,867
Nonperforming	—	—	—	—	—	539	—	539
Total Residential Mortgage Loans	$76,533	$41,468	$15,892	$18,773	$21,480	$95,260	$—	$269,406

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	September 30, 2021	December 31, 2020

Performing	$13,794	$11,551
Nonperforming	62	86

Total	$13,856	$11,637

The following tables present loans purchased and/or sold during the year by portfolio segment:

September 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	2,273	15,415	111	—	—	—	—	—	17,799

December 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	3,128	—	—	—	—	—	—	3,128

On September 24, 2021, the Company sold two branches which included $17,799 in loans and $17,614 in deposits.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $52,591 and $52,905 as of September 30, 2021 and December 31, 2020, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 64 banking offices at September 30, 2021. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2021
Net Interest Income	$41,925	$15	$3	$(656)	$41,287
Net Gains on Sales of Loans	2,197	—	—	—	2,197
Net Gains on Securities	218	—	—	—	218
Trust and Investment Product Fees	1	2,689	—	—	2,690
Insurance Revenues	2	3	2,002	—	2,007
Noncash Items:
Provision (Benefit) for Credit Losses	(2,000)	—	—	—	(2,000)
Depreciation and Amortization	2,038	11	13	80	2,142
Income Tax Expense (Benefit)	5,069	233	79	(468)	4,913
Segment Profit (Loss)	21,267	722	250	(753)	21,486
Segment Assets at September 30, 2021	5,465,132	5,819	12,350	(7,551)	5,475,750

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2020
Net Interest Income	$39,039	$4	$2	$(657)	$38,388
Net Gains on Sales of Loans	2,861	—	—	—	2,861
Net Gains on Securities	607	—	—	—	607
Trust and Investment Product Fees	2	1,955	—	—	1,957
Insurance Revenues	6	1	1,982	—	1,989
Noncash Items:
Provision (Benefit) for Credit Losses	4,500	—	—	—	4,500
Depreciation and Amortization	2,237	2	16	80	2,335
Income Tax Expense (Benefit)	3,268	108	71	(293)	3,154
Segment Profit (Loss)	14,628	321	216	(572)	14,593
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2021
Net Interest Income	$122,028	$36	$8	$(1,973)	$120,099
Net Gains on Sales of Loans	6,417	—	—	—	6,417
Net Gains on Securities	1,493	—	—	—	1,493
Trust and Investment Product Fees	4	7,664	—	—	7,668
Insurance Revenues	9	6	7,304	—	7,319
Noncash Items:
Provision (Benefit) for Credit Losses	(8,500)	—	—	—	(8,500)
Depreciation and Amortization	6,403	35	44	241	6,723
Income Tax Expense (Benefit)	15,549	583	575	(1,218)	15,489
Segment Profit (Loss)	63,204	1,811	1,812	(1,962)	64,865
Segment Assets at September 30, 2021	5,465,132	5,819	12,350	(7,551)	5,475,750

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2020
Net Interest Income	$115,148	$12	$9	$(2,066)	$113,103
Net Gains on Sales of Loans	7,378	—	—	—	7,378
Net Gains on Securities	2,190	—	—	—	2,190
Trust and Investment Product Fees	3	5,852	—	—	5,855
Insurance Revenues	11	12	7,025	—	7,048
Noncash Items:
Provision (Benefit) for Credit Losses	15,550	—	—	—	15,550
Depreciation and Amortization	6,748	4	50	241	7,043
Income Tax Expense (Benefit)	8,635	336	471	(1,262)	8,180
Segment Profit (Loss)	40,573	991	1,437	(1,681)	41,320
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

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

For the three and nine months ended September 30, 2021 and 2020, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2021 and 2020.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021 for named executive officers, awards are granted in the form of 100%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
restricted stock grants which will vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and nine months ended September 30, 2021, the Company granted awards of 396 and 44,519 shares of restricted stock, respectfully. During the three and nine months ended September 30, 2020, the Company granted awards of 1,192 and 44,370 shares of restricted stock, respectively. Total unvested restricted stock awards at September 30, 2021 and December 31, 2020 were 99,956 and 64,401, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2021	2020

Restricted Stock Expense	$355	$254
Cash Entitlement Expense	180	249
Tax Effect	(139)	(125)
Net of Tax	$396	$378

	Nine Months Ended September 30,
	2021	2020

Restricted Stock Expense	$1,322	$806
Cash Entitlement Expense	547	737
Tax Effect	(485)	(384)
Net of Tax	$1,384	$1,159
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,753 and $1,071 as of September 30, 2021 and 2020, respectively.

Through August 16, 2019, the Company maintained the 2009 Employee Stock Purchase Plan (the "2009 ESPP") whereby eligible employees had the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan was set at 95% of the fair value of the Company’s common stock as of the last day of the plan year. The plan had provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.

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

For the three months ended September 30, 2021, the Company recorded $14 of expense related to the employee stock purchase plan resulting in $11 net of tax. For the nine months ended September 30, 2021, the Company recorded $24 of expense, $18 net of tax, for the employee stock purchase plan. For the three months ended September 30, 2020, the Company recorded $11 of expense, $8 net of tax, for the employee stock purchase plan. For the nine months ended September 30, 2020, the Company

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
recorded $30 of expense, $23 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of September 30, 2021 and 2020 for the employee stock purchase plan.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2021, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
September 30, 2021
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$833,453	$—	$833,453
MBS/CMO	—	726,632	—	726,632
US Gov't Sponsored Entities & Agencies	—	136,140	—	136,140
Total Securities	$—	$1,696,225	$—	$1,696,225

Loans Held-for-Sale	$—	$15,361	$—	$15,361

Derivative Assets	$—	$5,741	$—	$5,741

Derivative Liabilities	$—	$5,997	$—	$5,997

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$580,750	$497	$581,247
MBS/CMO	—	548,307	—	548,307
US Gov't Sponsored Entities & Agencies	—	88,298	—	88,298
Total Securities	$—	$1,217,355	$497	$1,217,852

Loans Held-for-Sale	$—	$16,904	$—	$16,904

Derivative Assets	$—	$8,806	$—	$8,806

Derivative Liabilities	$—	$9,353	$—	$9,353

As of September 30, 2021 and December 31, 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2021	December 31, 2020

Aggregate Fair Value	$15,361	$16,904
Contractual Balance	14,994	16,378
Gain (Loss)	367	526

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2021 were $(79) and $(159), respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2020 were $233 and $330, respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	Obligations of State and Political Subdivisions
	2021	2020

Balance of Recurring Level 3 Assets at July 1	$—	$2,495
Total Losses Included in Other Comprehensive Income	—	(3)
Maturities / Calls	—	(1,995)
Purchases	—	—
Balance of Recurring Level 3 Assets at September 30	$—	$497

	Obligations of State and Political Subdivisions
	2021	2020

Balance of Recurring Level 3 Assets at January 1	$497	$4,021
Total Losses Included in Other Comprehensive Income	(2)	(26)
Maturities / Calls	(495)	(3,498)
Purchases	—	—
Balance of Recurring Level 3 Assets at September 30	$—	$497
Of the total gain/loss included in earnings for the three months ended September 30, 2021 and 2020, $0 and $(3) was attributable to other changes in fair value, respectively. Of the total gain/loss included in earnings for the nine months ended September 30, 2021 and 2020, $(2) and $(26) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$8,710	$8,710
Commercial Real Estate Loans	$—	$—	$2,148	$2,148
Agricultural Loans	$—	$—	$79	$79
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$345	$345
Residential Mortgage Loans	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020:

September 30, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$8,710	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (55%)
Individual Analyzed Loans - Commercial Real Estate Loans	$2,148	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9%-100% (25%)
Individual Analyzed Loans - Agricultural Loans	$79	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-96% (90%)
Individual Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—%—% (—%)
Individual Analyzed Loans - Home Equity Loans	$345	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-23% (23%)
Individual Analyzed Loans - Residential Mortgage Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—%-—% (—%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2021 and December 31, 2020. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2021 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$448,743	$54,617	$394,126	$—	$448,743
Interest Bearing Time Deposits with Banks	745	—	745	—	745
Loans, Net	2,960,180	—	—	2,962,916	2,962,916
Accrued Interest Receivable	20,002	—	8,362	11,640	20,002
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,215,525)	(4,215,525)	—	—	(4,215,525)
Time Deposits	(377,426)	—	(376,922)	—	(376,922)
Short-term Borrowings	(52,591)	—	(52,591)	—	(52,591)
Long-term Debt	(133,799)	—	(79,221)	(54,144)	(133,365)
Accrued Interest Payable	(1,126)	—	(1,093)	(33)	(1,126)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020, net of tax:

September 30, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2021	$26,993	$(568)	$26,425
Other Comprehensive Income (Loss) Before Reclassification	(14,989)	—	(14,989)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(172)	—	(172)
Net Current Period Other Comprehensive Income (Loss)	(15,161)	—	(15,161)
Ending Balance at September 30, 2021	$11,832	$(568)	$11,264

September 30, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2021	$35,943	$(568)	$35,375
Other Comprehensive Income (Loss) Before Reclassification	(22,932)	—	(22,932)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,179)	—	(1,179)
Net Current Period Other Comprehensive Income (Loss)	(24,111)	—	(24,111)
Ending Balance at September 30, 2021	$11,832	$(568)	$11,264

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2021 and 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$218	Net Gains on Securities
	(46)	Income Tax Expense
	172	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2021	$172

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$1,493	Net Gains on Securities
	(314)	Income Tax Expense
	1,179	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2021	$1,179

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three and nine months ended September 30, 2021 and 2020. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2021	2020
In-Scope of Topic 606:
Trust and Investment Product Fees	$2,690	$1,957
Service Charges on Deposit Accounts	2,017	1,773
Insurance Revenues	2,007	1,989
Interchange Fee Income	3,339	2,795
Other Operating Income	760	653
Non-interest Income (in-scope of Topic 606)	10,813	9,167
Non-interest Income (out-of-scope of Topic 606)	4,743	4,112
Total Non-interest Income	$15,556	$13,279

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Nine Months Ended
	September 30,
Non-interest Income	2021	2020
In-Scope of Topic 606:
Trust and Investment Product Fees	$7,668	$5,855
Service Charges on Deposit Accounts	5,430	5,375
Insurance Revenues	7,319	7,048
Interchange Fee Income	9,651	7,753
Other Operating Income	2,149	1,727
Non-interest Income (in-scope of Topic 606)	32,217	27,758
Non-interest Income (out-of-scope of Topic 606)	12,278	12,025
Total Non-interest Income	$44,495	$39,783
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020

Finance Lease Cost:
Amortization of Right-of -Use Assets	$53	$52
Interest on Lease Liabilities	86	91
Operating Lease Cost	331	446
Short-term Lease Cost	36	—
Total Lease Cost	$506	$589

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020

Finance Lease Cost:
Amortization of Right-of -Use Assets	$157	$157
Interest on Lease Liabilities	261	274
Operating Lease Cost	1,092	1,352
Short-term Lease Cost	43	34
Total Lease Cost	$1,553	$1,817

The weighted average lease term and discount rates were as follows:

	September 30, 2021	September 30, 2020

Weighted Average Remaining Lease Term:
Finance Leases	10 years	11 years
Operating Leases	7 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.46%	11.48%
Operating Leases	3.04%	3.18%

Supplemental balance sheet information related to leases were as follows:

	September 30, 2021	September 30, 2020

Finance Leases
Premises, Furniture and Equipment, Net	$2,120	$2,330
Other Borrowings	3,096	3,265

Operating Leases
Operating Lease Right-of-Use Assets	$6,241	$8,579
Operating Lease Liabilities	6,344	8,675

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$261	$274
Operating Cash Flows from Operating Leases	2,522	1,292
Financing Cash Flows from Finance Leases	111	92

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2021
	Finance Leases	Operating Leases

Year 1	$519	$1,161
Year 2	519	1,083
Year 3	519	987
Year 4	519	886
Year 5	519	674
Thereafter	2,564	2,390
Total Lease Payments	5,159	7,181
Less Imputed Interest	(2,063)	(837)
Total	$3,096	$6,344

NOTE 15 - Business Combinations

Pending Acquisition
On September 20, 2021, the Company entered into an Agreement and Plan of Reorganization with Citizens Union Bancorp of Shelbyville, Inc. ("CUB"), pursuant to which CUB agreed to be merged with and into the Company (the "Merger"). Shortly following completion of the Merger, CUB's subsidiary bank, Citizens Union Bank of Shelbyville, Inc., will be merged with and into the Company's subsidiary bank, German American Bank. CUB, based in Shelbyville, Kentucky, operates 15 retail banking offices through Citizens Union Bank of Shelbyville, Inc. in Kentucky. At June 30, 2021, CUB reported total assets of approximately $1,074,000, total loans of approximately $716,400 and total deposits of approximately $889,200.

Under terms of the definitive agreement, CUB common shareholders will receive a fixed exchange ratio of a 0.7739 share of German American common stock for each share of CUB in a tax-free exchange, and a cash payment of $13.44 per CUB share. Based on the number of CUB common shares expected to be outstanding at closing, The Company would issue approximately 2.9 million shares of its common stock, and pay approximately $49,813 cash, for all of the issued and outstanding common shares of CUB. The Company has also agreed, upon completion of the Merger, to make a cash payment in cancellation of CUB’s unexercised stock options, which payment is currently estimated to total approximately $918, if none of the outstanding options were to be exercised before closing.

Consummation of the Merger is subject to approval by federal and state banking regulatory authorities, approval by the shareholders of CUB and certain other closing conditions. Assuming such approvals are timely secured, the Company expects that the Merger will be completed in the first quarter of 2022.

This pending bank acquisition will be consistent with the Company's strategy to enhance its presence in the Louisville, Kentucky metropolitan market area. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 64 banking offices in 19 contiguous southern Indiana counties and seven Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2021 and December 31, 2020 and the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Net income for the quarter ended September 30, 2021 totaled $21,486,000, or $0.81 per share, an increase of 47% on a per share basis compared with the third quarter 2020 net income of $14,593,000, or $0.55 per share. Net income for the nine months ended September 30, 2021 totaled $64,865,000, or $2.44 per share, an increase of 56% on a per share basis compared with the first nine months of 2020 net income of $41,320,000, or $1.56 per share. The net income growth during the third quarter and first nine months of 2021 compared with the same periods of 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense.

On September 20, 2021, the Company entered into an Agreement and Plan of Reorganization with Citizens Union Bancorp of Shelbyville, Inc. (“CUB”), pursuant to which CUB agreed to merge with and into the Company. The merger agreement also provides that CUB’s wholly-owned banking subsidiary, Citizens Union Bank of Shelbyville, Inc. will be merged with and into the Company’s subsidiary bank, German American Bank, shortly following the holding company merger. Based on the number of CUB common shares expected to be outstanding at closing, the Company would issue approximately 2.9 million shares of its common stock, and pay approximately $50.7 million cash, for all of the issued and outstanding common shares of CUB and in cancellation of all outstanding options to acquire CUB common stock. Citizens Union Bancorp of Shelbyville, Inc. is a bank holding company headquartered in Shelbyville, Kentucky. Citizens Union has branch offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky. At June 30, 2021, CUB reported total assets of approximately $1.1 billion, total loans of approximately $716.4 million, and total deposits of approximately $889.2 million. Completion of the mergers is subject to approval by regulatory authorities and CUB’s shareholders, as well as certain other closing conditions. The transaction is expected to be completed in the first quarter of 2022.

For further information regarding this pending acquisition, see Note 15 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

On March 12, 2021, the Company announced an operating optimization plan, pursuant to which the Company's banking subsidiary will consolidate seven branch offices and will implement various staff reductions during 2021. In making its decision to consolidate these branches, which are generally expected to be integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company's evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. As a result of these optimization actions, the Company recorded pre-tax charges of approximately $2.6 million during the first nine months of 2021, primarily for valuation adjustments on branch facilities, lease termination costs, and severance and related payments. The branch consolidations and staff reductions are expected to primarily be completed by year-end 2021.

As a part of the operating optimization plan, the Company announced on June 4, 2021 that German American Bank, its wholly-owned banking subsidiary, had entered into a Branch Purchase and Assumption Agreement with The Home Savings and Loan Company of Kenton, Ohio (“HSLC”), pursuant to which German American Bank would sell its two branches located in Lexington, Kentucky. On September 24, 2021, the Company completed the sale of its these two branches. As part of the sale, HSLC assumed approximately $17.6 million in total deposits and purchased approximately $17.8 million in total loans.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2021. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2021, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $32,698,000 and gross unrealized losses totaled approximately $17,595,000 net of applicable taxes is included in other comprehensive income.

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

COVID-19 PANDEMIC BUSINESS UPDATE
The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during the quarter ended September 30, 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and modest increases in COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

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

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021 (the “CAA”). In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021. Under the American Rescue Plan Act of 2021 and the PPP Extension Act of 2021, which were both enacted during March 2021, additional funds were provided for the program and the deadline for applying for PPP loans was extended through May 31, 2021 (with the SBA having been given until June 30, 2021 to process loan applications).

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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351.3 million in principal amount, with approximately $12.0 million of related net processing fees on 3,070 PPP loan relationships. As of September 30, 2021, $347.6 million of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program or repaid by customers, with nearly $12.0 million in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157.0 million in principal amount, with approximately $9.0 million of related net processing fees, on 2,601 PPP loan relationships. As of September 30, 2021, $89.5 million of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $5.9 million in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $71.2 million of total PPP loans remain outstanding as of September 30, 2021, with approximately $3.2 million of net fees remaining deferred on that date.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2021 totaled $21,486,000, or $0.81 per share, an increase of 47% on a per share basis compared with the third quarter 2020 net income of $14,593,000, or $0.55 per share. Net income for the nine months ended September 30, 2021 totaled $64,865,000, or $2.44 per share, an increase of 56% on a per share basis compared with the first nine months of 2020 net income of $41,320,000, or $1.56 per share. The net income growth during the third quarter and first nine months of 2021 compared with the same periods of 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2021 and 2020. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$391,814	$141	0.14%	$197,203	$45	0.09%
Securities:
Taxable	857,394	3,261	1.52%	559,488	2,350	1.68%
Non-taxable	788,128	5,937	3.01%	461,623	4,019	3.48%
Total Loans and Leases⁽²⁾	3,055,926	35,538	4.62%	3,260,435	36,612	4.47%
TOTAL INTEREST EARNING ASSETS	5,093,262	44,877	3.51%	4,478,749	43,026	3.83%
Other Assets	384,892			399,138
Less: Allowance for Credit Losses	(40,687)			(42,933)
TOTAL ASSETS	$5,437,467			$4,834,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,737,358	$663	0.10%	$2,279,517	$813	0.14%
Time Deposits	395,114	476	0.48%	540,248	1,679	1.24%
FHLB Advances and Other Borrowings	190,252	1,149	2.40%	212,859	1,233	2.30%
TOTAL INTEREST-BEARING LIABILITIES	3,322,724	2,288	0.27%	3,032,624	3,725	0.49%
Demand Deposit Accounts	1,409,841			1,144,685
Other Liabilities	46,268			54,490
TOTAL LIABILITIES	4,778,833			4,231,799
Shareholders’ Equity	658,634			603,155
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$5,437,467			$4,834,954

COST OF FUNDS			0.18%			0.33%
NET INTEREST INCOME		$42,589			$39,301
NET INTEREST MARGIN			3.33%			3.50%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the third quarter of 2021, net interest income, on a non tax-equivalent basis, totaled $41,287,000, an increase of $2,899,000, or 8%, compared to the third quarter of 2020 net interest income of $38,388,000. The increase in net interest income in the third quarter of 2021 compared with the third quarter of 2020 was largely attributable to an increase in average earning assets, a higher level of fees recognized related to PPP loans which were partially offset by a lower level of accretion of discounts on acquired loans, and a decreased level of interest expense on deposit accounts related to lower interest rates.

The tax equivalent net interest margin for the quarter ended September 30, 2021 was 3.33% compared to 3.50% in the third quarter of 2020. The Company's net interest margin in both periods presented has been impacted significantly by fees recognized as a part of the PPP and accretion of discounts on acquired loans.

Fees recognized on PPP loans through net interest income totaled $4,109,000 during the third quarter of 2021 and $1,457,000 during the third quarter of 2020. The fees recognized related to the PPP contributed approximately 32 basis points to the net interest margin on an annualized basis in the third quarter of 2021 and 13 basis points in the third quarter of 2020. Accretion of discounts on acquired loans contributed approximately 4 basis points to the net interest margin in the third quarter of 2021 and 11 basis points in the third quarter of 2020. Accretion of discounts on acquired loans totaled $516,000 during the third quarter of 2021 and $1,189,000 during the third quarter of 2020.

Historically low market interest rates continue to impact the Company's net interest margin. Lower market interest rates continue to negatively impact earning asset yields, with these declines being partially mitigated by a lower cost of funds. The Company has also continued to carry excess liquidity on the balance sheet that resulted from significant deposit growth during 2020, which has continued in the first nine months of 2021, along with the forgiveness of PPP loans.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2021 and 2020. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$372,177	$329	0.12%	$160,818	$287	0.24%
Securities:
Taxable	794,023	9,391	1.58%	548,229	8,166	1.99%
Non-taxable	681,153	15,928	3.12%	381,530	10,495	3.67%
Total Loans and Leases⁽²⁾	3,094,214	105,263	4.55%	3,191,254	112,702	4.72%
TOTAL INTEREST EARNING ASSETS	4,941,567	130,911	3.54%	4,281,831	131,650	4.10%
Other Assets	400,058			397,224
Less: Allowance for Credit Losses	(44,612)			(37,492)
TOTAL ASSETS	$5,297,013			$4,641,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,645,261	$1,972	0.10%	$2,164,832	$5,303	0.33%
Time Deposits	429,201	1,878	0.59%	588,121	6,589	1.50%
FHLB Advances and Other Borrowings	184,467	3,445	2.50%	225,477	4,230	2.51%
TOTAL INTEREST-BEARING LIABILITIES	3,258,929	7,295	0.30%	2,978,430	16,122	0.72%
Demand Deposit Accounts	1,352,519			1,022,884
Other Liabilities	46,282			51,324
TOTAL LIABILITIES	4,657,730			4,052,638
Shareholders’ Equity	639,283			588,925
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$5,297,013			$4,641,563

COST OF FUNDS			0.20%			0.50%
NET INTEREST INCOME		$123,616			$115,528
NET INTEREST MARGIN			3.34%			3.60%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the nine months ended September 30, 2021, net interest income, on a non tax-equivalent basis, totaled $120,099,000, an increase of $6,996,000, or 6%, compared to the first nine months of 2020 net interest income of $113,103,000. The increase in net interest income in the first nine months of 2021 compared with the same period of 2020 was largely attributable to an increase in average earning assets, a higher level of fees recognized related to PPP loans which were partially offset by a lower level of accretion of loan discounts on acquired loans, and a decreased level of interest expense on interest bearing liabilities related to lower interest rates.

The tax equivalent net interest margin for the nine months ended September 30, 2021 was 3.34% compared to 3.60% in the first nine months of 2020. The Company's net interest margin in both periods presented has been impacted significantly by fees recognized as a part of the PPP and accretion of discounts on acquired loans.

Fees recognized on PPP loans through net interest income totaled $9,902,000 during the first nine months of 2021 and $2,578,000 during the same period of 2020. The fees recognized related to the PPP contributed approximately 27 basis points to the net interest margin on an annualized basis in the first nine months of 2021 and 8 basis points in the same period of 2020.

Accretion of discounts on acquired loans contributed approximately 6 basis points to the net interest margin in the nine months ended September 30, 2021 and 15 basis points in the same period of 2020. Accretion of discounts on acquired loans totaled $2,054,000 during the first nine months of 2021 and $4,714,000 during the same period of 2020.

Historically low market interest rates continue to impact the Company's net interest margin. Lower market interest rates continue to negatively impact earning asset yields, with these declines being partially mitigated by a lower cost of funds. The Company has also continued to carry excess liquidity on the balance sheet that resulted from significant deposit growth during 2020, which has continued in the first nine months of 2021, forgiveness of PPP loans, and somewhat muted loan growth.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2021, the Company recorded a negative provision for credit losses of $2,000,000 compared with the third quarter of 2020 provision for credit losses of $4,500,000. The negative provision for credit losses represented approximately 26 basis points of average loans on an annualized basis in the third quarter of 2021 compared to a provision for credit losses of 55 basis points of average loans on an annualized basis in the third quarter of 2020.

During the nine months ended September 30, 2021, the Company recorded a negative provision for credit losses of $8,500,000 compared with the first nine months of 2020 provision for credit losses of $15,550,000. The negative provision for credit losses represented approximately 37 basis points of average loans on an annualized basis in the first nine months of 2021 compared to a provision for credit losses of 65 basis points of average loans on an annualized basis in the same period of 2020.

The negative provision for credit losses in the third quarter and first nine months of 2021 was largely due to declines in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020. The level of provision for credit losses during the third quarter and first nine months of 2020 was primarily due to the developments related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

Net charge-offs totaled $197,000 or 3 basis points on an annualized basis of average loans outstanding during the three months ended September 30, 2021, compared with $163,000 or 2 basis point on an annualized basis of average loans outstanding during the same period of 2020. Net charge-offs totaled $561,000 or 2 basis points on an annualized basis of average loans outstanding during the nine months ended September 30, 2021, compared with $714,000 or 3 basis points on an annualized basis of average loans outstanding during the same period of 2020.

The provision for credit losses made during the three and nine months ended September 30, 2021 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended September 30, 2021, non-interest income totaled $15,556,000, an increase of $2,277,000, or 17%, compared with the third quarter of 2020.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Trust and Investment Product Fees	$2,690	$1,957	$733	37%
Service Charges on Deposit Accounts	2,017	1,773	244	14
Insurance Revenues	2,007	1,989	18	1
Company Owned Life Insurance	493	355	138	39
Interchange Fee Income	3,339	2,795	544	19
Other Operating Income	2,595	942	1,653	175
Subtotal	13,141	9,811	3,330	34
Net Gains on Sales of Loans	2,197	2,861	(664)	(23)
Net Gains on Securities	218	607	(389)	(64)
Total Non-interest Income	$15,556	$13,279	$2,277	17
Trust and investment product fees increased $733,000, or 37%, during the third quarter of 2021 compared with the third quarter of 2020. The increase during the third quarter of 2021 was largely attributable to increased assets under management within the Company's wealth management group.

Interchange fee income increased $544,000, or 19%, during the quarter ended September 30, 2021 compared with the third quarter of 2020. The increased level of fees during the third quarter of 2021 compared with the third quarter of 2020 was due to increased economic activity and increased card utilization by customers. Card utilization in 2020 was impacted by the economic impacts of the COVID-19 pandemic.

Other operating income increased $1,653,000, or 175%, during the third quarter of 2021 compared with the third quarter of 2020. The increase during the third quarter of 2021 was primarily attributable to the net gain of approximately $1.4 million related to the sale of the two branch office locations.

Net gains on sales of loans declined $664,000, or 23%, during the third quarter of 2021 compared with the third quarter of 2020. The decline in the third quarter of 2021 compared with the third quarter of 2020 was generally attributable to a lower volume of loans sold and fair value adjustments on commitments to sell loans, which were partially offset by higher pricing levels on loans sold. Loan sales totaled $69.7 million during the third quarter of 2021 compared with $83.5 million during the third quarter of 2020.

The Company realized $218,000 in gains on sales of securities during the third quarter of 2021 compared with $607,000 during the third quarter of 2020. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

During the nine months ended September 30, 2021, non-interest income totaled $44,495,000, an increase of $4,712,000, or 12%, compared with the first nine months of 2020.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Trust and Investment Product Fees	$7,668	$5,855	$1,813	31%
Service Charges on Deposit Accounts	5,430	5,375	55	1
Insurance Revenues	7,319	7,048	271	4
Company Owned Life Insurance	1,230	1,933	(703)	(36)
Interchange Fee Income	9,651	7,753	1,898	24
Other Operating Income	5,287	2,251	3,036	135
Subtotal	36,585	30,215	6,370	21
Net Gains on Sales of Loans	6,417	7,378	(961)	(13)
Net Gains on Securities	1,493	2,190	(697)	(32)
Total Non-interest Income	$44,495	$39,783	$4,712	12

Trust and investment product fees increased $1,813,000, or 31%, during the nine months ended September 30, 2021 compared with the first nine months of 2020. The increase during 2021 was largely attributable to increased assets under management within the Company's wealth management group.

Company owned life insurance revenue declined $703,000, or 36%, during the nine months ended September 30, 2021 compared with the first nine months of 2020. The decline was largely related to death benefits received from life insurance policies during 2020.

Interchange fee income increased $1,898,000, or 24%, during the first nine months of 2021 compared with the same period of 2020. The increased level of fees during 2021 compared with 2020 was due to increased economic activity and increased card utilization by customers. Card utilization in 2020 was impacted by the economic impacts of the COVID-19 pandemic.

Other operating income increased $3,036,000, or 135%, during the first nine months of 2021 compared with the first nine months of 2020. The increase during 2021 was largely attributable to the net gain of approximately $1.4 million related to the sale of the two branch office locations and fair value adjustments and higher transaction fees associated with interest rate swap transactions with loan customers.

Net gains on sales of loans declined $961,000, or 13%, during the first nine months of 2021 compared with the same period of 2020. The decline in 2021 compared with 2020 was generally attributable to a lower level of fair value adjustments on commitments to sell loans and a modestly lower level of loans sold, which were partially offset by higher pricing levels on loans sold. Loan sales totaled $199.7 million during 2021 compared with $219.4 million during 2020.

The Company realized $1,493,000 in gains on sales of securities during the first nine months of 2021 compared with $2,190,000 during the same period of 2020. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended September 30, 2021, non-interest expense totaled $32,444,000, an increase of $3,024,000, or 10%, compared with the third quarter of 2020. The third quarter of 2021 included approximately $457,000 of non-recurring acquisition related expenses for the acquisition of Citizens Union.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Salaries and Employee Benefits	$17,274	$17,409	$(135)	(1)%
Occupancy, Furniture and Equipment Expense	3,453	3,362	91	3
FDIC Premiums	383	326	57	17
Data Processing Fees	2,006	1,693	313	18
Professional Fees	1,357	875	482	55
Advertising and Promotion	897	708	189	27
Intangible Amortization	661	860	(199)	(23)
Other Operating Expenses	6,413	4,187	2,226	53
Total Non-interest Expense	$32,444	$29,420	$3,024	10

Data processing fees increased $313,000, or 18%, during the third quarter of 2021 compared with the third quarter of 2020. The increase during the third quarter of 2021 was largely attributable to data processing fees related to the branch office sale and the recently announced Citizens Union acquisition.

Professional fees increased $482,000, or 55%, in the third quarter of 2021 compared with the third quarter of 2020. The increase during the third quarter of 2021 was primarily attributable to professional fees associated with the pending acquisition of Citizens Union.

Advertising and promotion expense increased $189,000, or 27%, in the third quarter of 2021 compared with the third quarter of 2020. The increase during the third quarter of 2021 was primarily related to corporate sponsorships of events and increased community activities. The opportunities for sponsorships and community activities have increased as the in-person activities of our customers and communities continue to resume as certain COVID-19 restrictions have been eased.

Other operating expenses increased $2,226,000, or 53%, during the third quarter of 2021 compared with the third quarter of 2020. The increase during the third quarter of 2021 was primarily attributable to the establishment of a settlement reserve for a lawsuit challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. Like many other financial institutions, the Company has been the subject of an overdraft fee related putative class action lawsuit since the third quarter of 2020. This type of litigation is often time consuming and expensive to defend. In order to avoid further costs associated with this type of litigation, the Company determined it was in its best interest to pursue a settlement of this lawsuit during the third quarter of 2021 and therefore accrued a $3,050,000 settlement reserve. On October 21, 2021, the Company executed a settlement agreement for payment of that amount in connection with this lawsuit which remains subject to court approval.

During the nine months ended September 30, 2021, non-interest expense totaled $92,740,000, an increase of $4,904,000, or 6%, compared with the first nine months of 2020. The nine months ended September 30, 2021 included non-recurring expenses totaling $2,567,000 related to the Company's previously discussed operating optimization plan (see "Management Overview" for additional information) and included $551,000 of non-recurring acquisition related expenses for the pending acquisition of Citizens Union.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2021	2020	Change	Change
Salaries and Employee Benefits	$51,454	$50,691	$763	2%
Occupancy, Furniture and Equipment Expense	11,631	10,424	1,207	12
FDIC Premiums	1,046	449	597	133
Data Processing Fees	5,528	5,142	386	8
Professional Fees	4,030	3,041	989	33
Advertising and Promotion	2,384	2,661	(277)	(10)
Intangible Amortization	2,132	2,729	(597)	(22)
Other Operating Expenses	14,535	12,699	1,836	14
Total Non-interest Expense	$92,740	$87,836	$4,904	6

Salaries and benefits increased $763,000, or 2%, during the first nine months of 2021 compared with the same period of 2020. The increase in salaries and benefits during 2021 was in part attributable to employee severance and related cost associated with the Company's operating optimization plan that totaled $613,000 during the first nine months of 2021. Also contributing to the increase was a higher level of incentive plan compensation, higher variable compensation related to residential real estate loan production and wealth management revenue and higher health insurance costs, which were partially offset by a higher level of salary deferral related to the origination of PPP loans.

Occupancy, furniture and equipment expense increased $1,207,000, or 12%, during the first nine months of 2021 compared with the same period of 2020. The increase during 2021 was due to lease termination costs associated with the Company's operating optimization plan that totaled approximately $1,411,000 during the first nine months of 2021.

FDIC premiums increased $597,000 during nine months ended September 30, 2021 compared with the same period of 2020. The increase during 2021 compared with 2020 was related to credits received from the FDIC during 2020. There were no credits received during 2021. The credits received in 2020 were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Professional fees expense increased $989,000, or 33%, in the first nine months of 2021 compared with the same period of 2020. The increase during 2021 compared with 2020 was largely attributable to professional fees associated with the pending acquisition of Citizens Union and an increase in legal fees related to non acquisition related legal matters.

Other operating expenses increased $1,836,000, or 14%, during the nine months ended September 30, 2021 compared with the same period of 2020. The increase during 2021 was primarily attributable to the previously discussed establishment of a settlement reserve for a lawsuit challenging the Company’s assessment of overdraft fees for certain debit card transactions.

Income Taxes:

The Company’s effective income tax rate was 18.6% and 17.8%, respectively, during the three months ended September 30, 2021 and 2020. The Company's effective tax rate was 19.3% and 16.5% during the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $5.476 billion at September 30, 2021, representing an increase of $498.2 million, or 13% on an annualized basis, compared with December 31, 2020. The increase in total assets during the first nine months of 2021 compared with December 31, 2020 was primarily driven by increased levels of deposits.

Securities available for sale increased $478.4 million as of September 30, 2021 compared with year-end 2020. The increase in the securities portfolio in the first nine months of 2021 was the result of increased levels of deposits.

September 30, 2021 total loans declined $79.0 million, or 3% on an annualized basis, compared with December 31, 2020. The decline in total loans at September 30, 2021 compared with year-end 2020 was primarily due to a decrease in PPP loans and, to a lesser degree, the sale of commercial and agricultural loans as a part of the branch sale completed during the third quarter of 2021. Net PPP loans totaled $68.0 million ($71.2 million principal balance and $3.2 million of net deferred fees) at September 30, 2021 compared with $182.0 million in net PPP loans at December 31, 2020. As of year-end 2020 the balances of loans sold as a part of the branch sale totaled $8.4 million.

Excluding PPP loans and the loans sold as a part of the branch sale, total loans increased $43.3 million, or 2% on an annualized basis, at September 30, 2021 compared with year-end 2020. Commercial real estate loans increased approximately $67.3 million (excluding loans sold as part of the branch sale) during the first nine months of 2021 compared with year-end 2020 while commercial and industrial loans declined $11.7 million (excluding PPP loans and loans sold as part of branch sale) largely due to reduced utilization of lines of credit. During the first nine months of 2021 compared with year-end 2020, agricultural loans declined $26.8 million largely as a result of a reduction in the utilization of lines of credit.

Lower levels of commercial, agricultural and home equity lines of credit balances resulting from lower line utilization rates during the first nine months of 2021 compared to year-end 2020 has been the primary driver to muted overall loan portfolio growth excluding PPP loans. Outstanding commercial lines of credit balances totaled $138.9 million, or 27% utilization, at September 30, 2021 compared to $161.0 million, or 32% utilization, at year-end 2020. Outstanding agricultural lines of credit balances and utilization totaled $78.5 million, or 50% utilization, at September 30, 2021 compared to $92.2 million, or 59% utilization, at year-end 2020. Outstanding home equity lines of credit balances totaled $216.1 million, or 41% utilization, at September 30, 2021 compared to $218.2 million, or 44% utilization, at year-end 2020.

End of Period Loan Balances: (dollars in thousands)	September 30, 2021	December 31, 2020	Current Period Change
Commercial and Industrial Loans and Leases	$566,769	$694,437	$(127,668)
Commercial Real Estate Loans	1,528,493	1,467,397	61,096
Agricultural Loans	349,321	376,186	(26,865)
Home Equity and Consumer Loans	299,000	297,702	1,298
Residential Mortgage Loans	269,406	256,276	13,130
Total Loans	$3,012,989	$3,091,998	$(79,009)

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2021	December 31, 2020
Commercial and Industrial Loans and Leases	$8,257	$6,645
Commercial Real Estate Loans	21,392	29,878
Agricultural Loans	4,695	6,756
Home Equity and Consumer Loans	1,692	1,636
Residential Mortgage Loans	1,762	1,944
Unallocated	—	—

Total Allowance for Credit Losses	$37,798	$46,859

The Company’s allowance for credit losses totaled $37.8 million at September 30, 2021 compared to $46.9 million at year-end 2020. The allowance for credit losses represented 1.26% of period-end loans at September 30, 2021 compared with 1.52% of period-end loans at December 31, 2020.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of September 30, 2021, the Company held net discounts on acquired loans of $5.5 million.

The allowance for credit losses declined during the nine months ended September 30, 2021, as a result of the Company recording a negative $8.5 million provision for credit losses while recording modest net charge-offs. During 2020, the allowance for credit losses increased through elevated provision for credit losses primarily due to the developments during 2020 related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

In response to requests from borrowers who had experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company began making short-term loan modifications involving both partial and full payment deferrals in April 2020. As of September 30, 2021, the Company has just one commercial real estate loan, in the principal amount of $3.5 million, with a payment modification that is still in effect, with such credit relationship making full interest payments.

The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company initially identified loan segments that could represent a potentially higher level of credit risk, as many of these customers may have incurred a significant negative impact to their businesses as a result of governmental stay-at-home orders and travel restrictions. At September 30, 2021, the Company had the following exposure to these potentially sensitive COVID-19 identified loan segments:

Industry Segment (dollars in thousands)	Number of Loans	Outstanding Balance	% of Total Loans (excludes PPP Loans)	% of Industry Segment Under Deferral

Lodging / Hotels	39	$121,612	4.1%	2.9%
Retail Shopping / Strip Centers	64	98,651	3.4%	—%
Restaurants	173	53,662	1.8%	—%
The following is an analysis of the Company’s non-performing assets at September 30, 2021 and December 31, 2020:

Non-performing Assets: (dollars in thousands)	September 30, 2021	December 31, 2020
Non-accrual Loans	$18,434	$21,507
Past Due Loans (90 days or more)	—	—
Total Non-performing Loans	18,434	21,507
Other Real Estate	112	325
Total Non-performing Assets	$18,546	$21,832

Restructured Loans	$106	$111

Non-performing Loans to Total Loans	0.61%	0.70%
Allowance for Credit Loss to Non-performing Loans	205.05%	217.88%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Commercial and Industrial Loans and Leases	$13,852	$8,133	$—	$—
Commercial Real Estate Loans	2,766	10,188	—	—
Agricultural Loans	1,174	1,915	—	—
Home Equity Loans	22	271	—	—
Consumer Loans	78	170	—	—
Residential Mortgage Loans	542	830	—	—
Total	$18,434	$21,507	$—	$—

Non-performing assets totaled $18.5 million at September 30, 2021 compared to $21.8 million at December 31, 2020. Non-performing assets represented 0.34% of total assets at September 30, 2021 and 0.44% at December 31, 2020. Non-performing loans totaled $18.4 million at September 30, 2021 compared to $21.5 million at December 31, 2020. Non-performing loans represented 0.61% of total loans at September 30, 2021 compared to 0.70% at December 31, 2020.

The increase in the level of commercial and industrial non-performing loans at September 30, 2021 compared with year-end 2020 was primarily attributable to a single commercial manufacturing relationship that totaled approximately $8.7 million that was moved to non-performing status in the third quarter of 2021. The decline in the level of commercial real estate non-performing loans at September 30, 2021 compared with year-end 2020 was largely attributable to the payoff of a commercial real estate credit in the lodging industry that was in non-accrual status during the third quarter of 2021.
September 30, 2021 total deposits increased $486.4 million, or 16% on an annualized basis, compared to December 31, 2020. The increase in total deposits at September 30, 2021 compared with year-end 2020 was impacted by participation in the PPP, continued stimulus payments provided by the federal government and general inflows of customer deposits.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2021	December 31, 2020	Current Period Change
Non-interest-bearing Demand Deposits	$1,453,197	$1,183,442	$269,755
Interest-bearing Demand, Savings, & Money Market Accounts	2,762,328	2,428,636	333,692
Time Deposits < $100,000	214,359	255,941	(41,582)
Time Deposits of $100,000 or more	163,067	238,511	(75,444)
Total Deposits	$4,592,951	$4,106,530	$486,421

Capital Resources:

As of September 30, 2021, shareholders’ equity increased by $25.4 million to $650.1 million compared with $624.7 million at year-end 2020. The increase in shareholders' equity was attributable to increased retained earnings of $48.2 million due to net income of $64.9 million during the first nine months of 2021 which was partially offset by the payment of $16.7 million in shareholder dividends. Partially mitigating the increase in retained earnings was a decline in accumulated other comprehensive income of $24.1 million related to the decrease in value of the Company's available-for-sale securities portfolio.

Shareholders’ equity represented 11.9% of total assets at September 30, 2021 and 12.6% of total assets at December 31, 2020. Shareholders’ equity included $128.3 million of goodwill and other intangible assets at September 30, 2021 compared to $130.9 million of goodwill and other intangible assets at December 31, 2020.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At September 30, 2021, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2021 Ratio	12/31/2020 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.21%	15.86%	8.00%	N/A
Bank	13.69%	14.00%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.56%	13.93%	6.00%	N/A
Bank	13.13%	13.21%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.13%	13.48%	4.50%	N/A
Bank	13.13%	13.21%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.16%	10.07%	4.00%	N/A
Bank	9.16%	9.56%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $103.0 million during the nine months ended September 30, 2021 ending at $448.7 million.  During the nine months ended September 30, 2021, operating activities resulted in net cash inflows of $74.6 million. Investing activities resulted in net cash outflows of $450.7 million during the nine months months ended September 30, 2021 primarily resulting from the investment of excess liquidity into the available for sale securities portfolio. Financing activities resulted in net cash inflows for the nine months ended September 30, 2021 of $479.1 million primarily related to growth in the Company's deposit portfolio.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2021, the parent company had approximately $73.9 million of cash and cash equivalents available to meet its cash flow needs.

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

Readers are cautioned that, by their nature, all forward-looking statements are based on assumptions and are subject to risks, uncertainties, and other factors. Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in this Item 2 list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement include:

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
•deterioration in general economic conditions, either nationally or locally, resulting in, among other things, credit quality deterioration;
•the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations, and financial condition;
•our participation as a lender in the PPP;
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
•actions of the Federal Reserve Board;
•changes in accounting principles and interpretations;
•potential increases of federal deposit insurance premium expense, and possible future special assessments of FDIC premiums, either industry wide or specific to the Company’s banking subsidiary;
•actions of the regulatory authorities under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Federal Deposit Insurance Act and other possible legislative and regulatory actions and reforms;
•impacts resulting from possible amendments or revisions to the Dodd-Frank Act and the regulations promulgated thereunder, or to Consumer Financial Protection Bureau rules and regulations;
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; and
•with respect to the proposed merger with CUB: (i) failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), or the failure of either company to satisfy any of the other closing conditions to the transaction on a timely basis or at all; (ii) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement; and (iii) the possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, unexpected credit quality problems of the acquired loans or other assets, or unexpected attrition of the customer base of the acquired institution or branches, or as a result of the strength of the economy, competitive factors in the areas where the Company and CUB do business, or as a result of other unexpected factors or events.

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

Interest Rate Sensitivity as of September 30, 2021 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$149,636	0.16%
+1%	148,974	(0.29)%
Base	149,402	—
-1%	144,706	(3.14)%
-2%	142,872	(4.37)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2021 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2021 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$574,920	(8.19)%	11.37%	(31) b.p.
+1%	604,406	(3.48)%	11.61%	(7) b.p.
Base	626,210	—	11.68%	—
-1%	608,065	(2.90)%	11.01%	(67) b.p.
-2%	508,443	(18.81)%	9.18%	(250) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. The Company believes the plaintiff’s claims are unfounded and has vehemently defended against them, including by filing a motion to dismiss the plaintiff’s amended complaint. On August 25, 2021, while the Company’s motion to dismiss remained pending, the parties participated in a mediation conference. The mediation conference resulted in a settlement in principle, subject to execution of a definitive settlement agreement which would be subject to the Court’s approval. On October 21, 2021, the Company executed a Settlement Agreement and Release, pursuant to which the Company would pay the amount of $3,050,000 in full and complete settlement of plaintiff’s putative class action. The Settlement Agreement and Release has not yet been submitted to and remains subject to the Court’s approval.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2021	—	—	—	1,000,000
August 2021	—	—	—	1,000,000
September 2021	—	—	—	1,000,000
Total	—	—	—
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
2.1*
Agreement and Plan of Reorganization by and among German American Bancorp, Inc., German American Bank, Citizens Union Bancorp of Shelbyville, Inc. and Citizens Union Bank of Shelbyville, Inc., dated as of September 20, 2021, is incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed September 21, 2021 (SEC File No. 001-15877).

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

10.1
Voting Agreement, dated as of September 20, 2021, among German American Bancorp, Inc. and each member of the Board of Directors of Citizens Union Bancorp of Shelbyville, Inc. is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed September 21, 2021 (SEC File No. 001-15877).

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

* Schedules to the subject agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

+Filed with this Report (other than through incorporation by reference to other disclosures or exhibits).

++Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: November 9, 2021	By: /s/Mark A. Schroeder
Mark A. Schroeder
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)