Form 10-K
period 2021-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2022-03-01
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2021 was approximately $936,743,191. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 23, 2022, there were outstanding 29,423,841 common shares, no par value, of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 19, 2022, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2021

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
BSA:     Bank Secrecy Act (Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970)
CAA: 2021 Consolidated Appropriations Act enacted on December 27, 2020, which included a $900 billion COVID-19 relief package

CARES Act: Coronavirus Aid, Relief and Economic Security Act

CBLR:     Community bank leverage ratio, which is the subject of rules adopted by federal banking regulators on October 29,2019 (the “CBLR framework”)
CECL:     Current expected credit losses, which are the subject of an accounting standard under GAAP
CET1:     Common Equity Tier 1 Capital
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
CUB:    Citizens Union Bancorp of Shelbyville, Inc., which was acquired by the company on January 1, 2022
DFI:     Indiana Department of Financial Institutions
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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 77 banking offices in 19 contiguous southern Indiana counties and 14 counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

Business Developments

On January 1, 2022, the Company completed the acquisition of Citizens Union Bancorp of Shelbyville, Inc. (“CUB”) through the merger of CUB with and into the Company. Immediately following completion of the CUB holding company merger, CUB’s subsidiary bank, Citizen Union Bank of Shelbyville, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. CUB, headquartered in Shelbyville, Kentucky, operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through Citizens Union Bank of Shelbyville, Inc. in Kentucky. As of the closing of the transaction, CUB had total assets of approximately $1.109 billion, total loans of approximately $683.8 million, and total deposits of approximately $930.5 million. The Company issued approximately 2.9 million shares of its common stock, and paid approximately $50.8 million in cash, in exchange for all of the issued and outstanding shares of common stock of CUB.

For further information regarding this merger and acquisition transaction, see Note 20 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 20 is incorporated into this Item 1 by reference.

During 2021, the Company commenced an operating optimization plan, pursuant to which its banking subsidiary, German American Bank, would consolidate seven branch offices and implement various staff reductions during 2021. In making its decision to consolidate these branches, which were generally integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company’s evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. Also as part of the operating optimization plan, in September 2021, German American Bank sold its two branches located in Lexington, Kentucky to The Home Savings and Loan Company of Kenton, Ohio (“HSLC”). HSLC assumed approximately $17.6 million in total deposits and purchased approximately $17.8 million in total loans as part of the sale.

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

For further information regarding this merger and acquisition transaction, see Note 18 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 18 is incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The map below illustrates the locations of the Company’s 78 retail and commercial banking, insurance and investment offices.

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana, Kentucky and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., trust and financial planning services offered by the Bank and the brokerage products and financial planning services offered by German American Investment Services, Inc. In addition, financial technology, or “FinTech,” companies continue to emerge in key areas of banking. Many of these competitors have substantially greater resources than the Company.

Human Capital

At February 23, 2022, the Company and its subsidiaries employed approximately 894 full-time equivalent employees. There are no collective bargaining agreements, and we consider employee relations to be good.

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

We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in an intensely competitive environment for employees. Retention of skilled and highly trained employees is critical to our strategy of being a trusted resource to our communities and customers. Furthering our philosophy to attract and retain talented and motivated employees who will continue to advance our purpose and contribute to our overall success, our compensation and benefits programs include: medical, dental and vision plans; a 401(k) deferred compensation plan, with matching contribution, which covers substantially all employees; flexible spending and health savings accounts, competitive paid time off (PTO) programs, life insurance and a robust employee assistance program that covers an array of work-life benefits that supports employee well-being. In addition, we offer supplemental benefits such as accident, critical illness and hospital indemnity policies, quarterly performance incentives, discounted bank services and an Employee Stock Purchase Plan.

We also invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks. Full-time and part-time employees are eligible for our education assistance program which covers tuition and textbooks for work-related courses taken through a community college or university. Employees are also able to participate in on-the-job learning, classroom learning, mentoring and other internal and external career development programs. These programs focus on enhancing current skills as well as developing our next generation of leaders, bankers, commercial lenders and other financial professional roles.

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

The health and well-being of our employees and customers will always be our top priority. This, of course, came to the forefront as COVID-19 began to spread exponentially in early 2020 and continued throughout 2021. In response, we have continued to adapt and adjust our Pandemic Response Plans within the Company to protect the health of our employees, customers and communities. Those plans included business continuity remote work options, support of vaccination through different vaccination incentive programs, paid leave, and more.

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
In December 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to, among other things: (i) address implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; and (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the FASB issued the CECL accounting standard in 2016 to address concerns relating to the ability to record credit losses that are expected, but do not yet meet the “probable” threshold by replacing the current “incurred loss” model for recognizing credit losses with an “expected life of loan loss” model referred to as the CECL model. The Company adopted the CECL standard on January 1, 2020.
In an action related to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), in September 2020, federal banking regulators adopted a final rule that allowed banking organizations to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year phase-in period discussed above. By adopting this option, the Company was able to largely delay the effects of CECL on its regulatory capital through

December 31, 2021. Beginning on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% is to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under this 2020 rule, the amount of adjustments to regulatory capital that could be deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. For information about the one-time cumulative adjustment to our allowance for credit losses and changes in the allowance during 2020, please see Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
In April 2020, federal banking regulators modified the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the CARES Act to neutralize the regulatory capital effects of participating in the program by allowing PPP loans to receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. At December 31, 2021, risk-weighted assets included $19.5 million of PPP loans (net of deferred fees) at a zero risk weight. See “- COVID-19 and Related Legislative and Regulatory Actions” below for additional information on the PPP.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank was well-capitalized throughout 2021, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no brokered deposits at December 31, 2021. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2021, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2021, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.

In October 2019, the FRB, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) adopted a final rule to simplify the regulatory capital requirements for eligible community banks and holding companies that opt-in to the community bank leverage ratio framework (“CBLR framework”), as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018 (the “Economic Growth Act”). Under the final rule, which became effective as of January 1, 2020, community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, would be eligible to opt-in to the CBLR framework. The community bank leverage ratio is the ratio of a banking organization’s Tier 1 Capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, the Company and the Bank would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the FRB’s and FDIC’s Prompt Corrective Action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework. Despite this option, the Company intends to continue with its use of the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2021, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company $75 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
COVID-19 and Related Legislative and Regulatory Actions

On January 30, 2020, the World Health Organization (“WHO”) announced that the outbreak of the novel coronavirus disease 2019 (COVID-19) constituted a public health emergency of international concern. On March 11, 2020, WHO declared COVID-19 to be a global pandemic and, on March 13, 2020, the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted global health and the economy, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In response, the U.S. Congress, through the enactment of the CARES Act in March 2020, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide emergency economic relief measures including, among others, the following:
Paycheck Protection Program. The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Company actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Company’s PPP loans made in 2020 have two-year maturities, while the loans made in 2021 have five-year maturities. Loans under the program earn interest at a fixed rate of 1 percent. As of December 31, 2021, the Company had $19.5 million of PPP loans outstanding compared to the December 31, 2020 balance of $182.0 million. The Company will continue to monitor legislative, regulatory, and supervisory developments related to the PPP. However, it anticipates that the majority of the Company's remaining PPP loans will be forgiven by the SBA in accordance with the terms of the program.
Loan Modifications and Troubled Debt Restructures. The CARES Act, as amended by the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020 (the “CAA”), allowed banks to suspend requirements under GAAP, through January 1, 2022, for certain loan modifications related to the COVID-19 pandemic. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 or offer other borrower friendly options. In accordance with such guidance, the Company made various short-term modifications to borrowers who were current and otherwise not past due. These included short-term, 180 days or less, modifications in the form of payment deferrals.
Regulatory Capital. The CARES Act, the CAA, and certain actions by federal banking regulators resulted in modifications to, or delays in implementation of, various regulatory capital rules applicable to banking organizations. See “Capital Requirements” above for additional information.
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
•the severity and duration of the COVID-19 pandemic and its impact on general economic and financial market conditions and our business, results of operations and financial condition;
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
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; and
•with respect to the merger with CUB, the possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, unexpected credit quality problems of the acquired loans or other assets, or unexpected attrition of the customer base of the acquired institution or branches.

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

COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, continues to cause disruptions in the global economy (including the states and local economies in which we operate) and instability in financial markets. The outbreak resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures, which could be implemented again in the future, significantly contributed to rising unemployment and negatively impacted consumer and business spending. As a result, the demand for the Company’s products and services has been, and may continue to be, adversely impacted. Furthermore, the pandemic has caused, and could continue to influence, the recognition of credit losses in the Company’s loan portfolio as customers are negatively impacted by economic conditions. The Company’s allowance for credit losses is also subject to further change as customers are impacted by economic fluctuations resulting from the pandemic. In addition, governmental actions taken in response to COVID-19 have resulted in decreased interest rates and yields, which have adversely impacted the Company's interest margins and which may lead to decreases in the Company’s net interest income.

As our banking regulators encouraged us to work prudently with borrowers who are unable to meet their contractual payment obligations due to the effects of COVID-19, the Bank provided certain hardship relief primarily in the form of payment deferrals. As a result, the Bank has made short-term loan modifications for borrowers who are current and otherwise not past due. As provided under the CARES Act and extended by the 2021 Consolidated Appropriations Act, these qualified loan modifications were exempt by law from classification as troubled debt restructures, as defined by GAAP, through January 1, 2022. The potential adverse impact resulting from the inability of these borrowers to repay loans on a timely basis cannot be determined at this time. However, the extent of such impact, as reflected in the Company’s financial statements, may have been muted by these loan modifications, which could have the effect of having delayed loss recognition until after the deferral period.

The spread of COVID-19 caused the Company to modify its business practices (including developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. Furthermore, the Company’s business operations have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

The extent to which COVID-19 continues to impact the Company’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the pandemic, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat the virus, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section. While we do not yet know the full extent of its impact, the pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services, and other negative impacts on the Company’s business, results of operations and financial condition, which could be material.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the CARES Act established the PPP, which is administered by the SBA, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Bank actively participated in assisting its customers with PPP funding during all phases of the program. Because of the short timeframe between the passing of the CARES Act and the April 3, 2020 opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the program, which exposes the Company to risks relating to noncompliance with the PPP.

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

The ongoing COVID-19 pandemic has increased cyber-security risks.

The ongoing COVID-19 pandemic has introduced additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of an increased remote workforce, we have increasingly relied on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of pandemic, there has been an increase attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

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

We conduct business from offices that are located in 19 contiguous southern Indiana counties and 14 counties in Kentucky, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. Any material deterioration in the economic conditions in these markets could have direct or indirect material adverse impacts on us, or on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such deterioration could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We maintain an allowance for credit losses for the expected credit losses over the contractual life of the loan portfolio as well as unfunded loan commitments. The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. We have also included assumptions about the severity and duration of the effects of the COVID-19 pandemic on our borrowers, their industry, and on economic conditions in general, all of which are highly uncertain and for which we have no historical experience to draw upon. If our assumptions and judgments used to determine the allowance for credit losses prove to be incorrect, the allowance may not be adequate. We could sustain actual loan losses that are significantly higher than the amount of our allowance for credit losses.

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

Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have interest rate derivatives that reference LIBOR. After first announcing its intention to do so in July 2017, the United Kingdom’s Financial Conduct Authority, the authority regulating LIBOR, announced in March 2021 that, among other things: (i) a majority of the current LIBOR rate settings would cease to exist immediately after December 31, 2021 (including the 1-week and 2-month U.S. dollar LIBOR settings); and (ii) the 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings would cease to exist after June 30, 2023.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (the “ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. On July 29, 2021, the ARRC formally identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As such, it is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, the United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. Any replacement interest rate(s) may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. In addition, amending certain contracts indexed to LIBOR may require consent from impacted counterparties which could be difficult to obtain. The financial and operational impact of the transition is unknown at this time. As federal banking regulators required banks to stop originating new products using LIBOR by December 31, 2021, the Bank began using alternative indices, including SOFR, in originating new loans or other products following such date.

The banking and financial services business in our markets is highly competitive.

We compete with much larger regional, national, and international competitors, including competitors that have no (or only a limited number of) offices physically located within our markets, many of which compete with us via Internet and other electronic product and service offerings. In addition, banking and other financial services competitors (including newly organized companies) that are not currently represented by physical locations within our geographic markets could establish office facilities within our markets, including through their acquisition of existing competitors. Financial technology, or

“FinTech,” companies continue to emerge in key areas of banking. Our competitors may have substantially greater resources and lending limits than we have and may offer services that we do not or cannot provide. Many of our nonfinancial institution competitors have fewer regulatory constraints, broader geographic service areas, and, in some cases, lower cost structures. Increased competition in our market may also result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity. See also “Business - Competition” and “Business - Regulation and Supervision” under Item 1 of Part I of this Report.

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

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

The global business community has increased its political and social awareness surrounding the state of the global environment and the issue climate change. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives related to climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change make it impossible to predict how specifically climate change may impact our financial condition and results of operations. To the extent our customers experience unpredictable and more frequent weather disasters attributable to climate change, the value of real property securing the loans in our portfolios may be negatively impacted. Additionally, if insurance obtained by our borrowers is insufficient to cover any disaster-related losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted, which could impact our financial condition and results of operations. Further, the effects of weather disasters attributed to climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices may impose additional costs on the Company or expose it to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 50 other locations in Southern Indiana and 29 in Kentucky. Of the 80 total locations, 62 are owned by the Company and 18 are leased from third parties.

Item 3. Legal Proceedings.

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

The Common Stock was held of record by approximately 3,208 shareholders at February 23, 2022.

Transfer Agent:	Computershare Priority Processing 462 South 4th Street Louisville, KY 40202-3467 Contact: Shareholder Relations (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2021, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2021 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, First Internet Bancorp, and First Savings Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2021
250.00
200.00
150.00
100.00
50.00
2016
2017
2018
2019
2020
2021
German American Bancorp, Inc.
Russell 2000 Index
Russell Microcap
Peer Group

Stock Repurchase Program Information
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2021.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2021	—	$—	—	1,000,000
November 2021	—	—	—	1,000,000
December 2021	—	—	—	1,000,000
Totals	—	$—	—
(1) On January 25, 2021, the Company's Board of Directors approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company did not repurchase any shares of common stock under the repurchase plan during the quarter ended December 31, 2021.

On January 31, 2022, the Company’s Board of Directors terminated the 2021 repurchase program and approved a new plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved, which was inclusive of the approximately 2.9 million shares issued in conjunction with the CUB acquisition. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the 2022 repurchase plan.

Equity Compensation Plan Information
The Company maintains three equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2009 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the “2019 ESPP”). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,630,772	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,630,772

(a)On December 31, 2021, participants under the 2019 ESPP exercised options to purchase 5,615 Common Shares at the purchase price of $40.46 per share. The Company settled the option exercises in January 2022 with shares purchased on the open market.

(b)Represents 750,000 shares at December 31, 2021 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 880,772 shares that were available for grant or issuance at December 31, 2021 under the 2019 LTI Plan. As stated in note (a) above, the Company settled certain option exercises in January 2022 with shares purchased on the open market. The issuance of such reacquired shares will result in a 5,615 share reduction in the amount remaining available for future issuance.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 77 banking offices in 19 contiguous southern Indiana counties and 14 counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2019 through 2021 and its financial condition as of December 31, 2020 and 2021. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW
Net income for the year ended December 31, 2021 totaled $84,137,000, or $3.17 per share, an increase of $21,927,000, or approximately 35% on a per share basis, from the year ended December 31, 2020 net income of $62,210,000, or $2.34 per share. The net income growth during 2021 compared with 2020 was driven by a number of factors including improved net interest income, lower provision for credit losses and increased non-interest revenue which was partially offset by a modestly higher level of non-interest expense. Net income for the year ended December 31, 2020 totaled $62,210,000, or $2.34 per share, an increase of $2,988,000, or approximately 2% on a per share basis, from the year ended December 31, 2019 net income of $59,222,000, or $2.29 per share.

As previously disclosed, in March 2021, the Company commenced an operating optimization plan, pursuant to which its banking subsidiary, German American Bank, would consolidate seven branch offices and implement various staff reductions during 2021. In making its decision to consolidate these branches, which were generally integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company’s evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. Also as part of the operating optimization plan, in September 2021, German American Bank sold its two branches located in Lexington, Kentucky to The Home Savings and Loan Company of Kenton, Ohio (“HSLC”). HSLC assumed approximately $17.6 million in total deposits and purchased approximately $17.8 million in total loans as part of the sale.

On January 1, 2022, the Company completed the acquisition of Citizens Union Bancorp of Shelbyville, Inc. (“CUB”) through the merger of CUB with and into the Company. Immediately following completion of the CUB holding company merger, CUB's subsidiary bank, Citizen Union Bank of Shelbyville, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. CUB, headquartered in Shelbyville, Kentucky operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through Citizens Union Bank of Shelbyville, Inc. in Kentucky. As of the closing of the transaction, CUB had total assets of approximately $1.109 billion, total loans of approximately $683.8 million, and total deposits of approximately $930.5 million. The Company issued approximately 2.9 million shares of its common stock, and paid approximately $50.8 million in cash, in exchange for all of the issued and outstanding shares of common stock of CUB.

For further information regarding this merger and acquisition transaction, see Note 20 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

For further information regarding this merger and acquisition transaction, see Note 18 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

COVID-19 PANDEMIC BUSINESS UPDATE

The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and modest increases in COVID-19 vaccination rates, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, and excess liquidity.

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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351.3 million in principal amount, with approximately $12.0 million of related net processing fees on 3,070 PPP loan relationships. As of December 31, 2021, $349.2 million of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program or repaid by customers, with approximately $12.0 million in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157.0 million in principal amount, with approximately $9.0 million of related net processing fees, on 2,601 PPP loan relationships. As of December 31, 2021, $138.8 million of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $8.1 million in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $20.3 million of total PPP loans remain outstanding as of December 31, 2021, with approximately $0.9 million of net fees remaining deferred on that date.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2021. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of December 31, 2021, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $36,068,000 and gross unrealized losses totaled approximately $15,649,000 net of applicable taxes is included in other comprehensive income.

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2021 totaled $84,137,000, or $3.17 per share, an increase of $21,927,000, or approximately 35% on a per share basis, from the year ended December 31, 2020 net income of $62,210,000, or $2.34 per share.

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

During the year ended December 31, 2021, net interest income totaled $160,830,000, representing an increase of $5,587,000, or 4%, from the year ended December 31, 2020 net interest income of $155,243,000. The increase in net interest income during 2021 compared with 2020 was largely attributable to an increase in average earning assets, a higher level of fees recognized related to PPP loans which were partially offset by a lower level of accretion of loan discounts on acquired loans, and a decreased level of interest expense on interest bearing liabilities related to lower interest rates.

During the year ended December 31, 2020, net interest income totaled $155,243,000, representing an increase of $10,018,000, or 7%, from the year ended December 31, 2019 net interest income of $145,225,000. The increased level of net interest income during 2020 compared with 2019 was largely attributable to a higher level of average earning assets resulting from the acquisition of Citizens First on July 1, 2019, significant deposit growth during 2020 and participation in the PPP. In addition, the recognition of fees related to PPP loans also contributed to higher levels of net interest income, but was partially mitigated by a lower level of accretion of discounts on acquired loans.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin for the year ended December 31, 2021 was 3.31% compared to 3.63% in 2020 and 3.92% in 2019. Historically low market interest rates impacted the Company's net interest margin in both 2021 and 2020. Lower market interest rates have negatively impacted earning asset yields during 2021 and 2020, with these declines being partially mitigated by a lower cost of funds. Also contributing to the lower net interest margin has been excess liquidity the Company has carried on the balance sheet that resulted from significant deposit growth during 2021 and 2020, PPP loan forgiveness and somewhat muted loan growth.

The Company’s net interest margin in 2021 and 2020 has been impacted by fees recognized as a part of the PPP and impacted in all periods presented by the accretion of discounts on acquired loans. Fees recognized on PPP loans through net interest income totaled $12,196,000 during 2021 and $7,978,000 during 2020. The fees recognized related to the PPP contributed approximately 24 basis points to the net interest margin in 2021 and 18 basis points in 2020. Accretion of discounts on acquired loans contributed approximately 7 basis points to the net interest margin during 2021, 13 basis points during 2020 and 23 basis points in 2019. Accretion of discounts on acquired loans totaled $3,476,000 during 2021, $5,769,000 during 2020 and $8,559,000 during 2019.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for all periods presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$390,362	$488	0.12%	$209,012	$382	0.18%	$27,166	$522	1.92%

Securities:
Taxable	824,204	12,962	1.57%	555,961	10,447	1.88%	546,191	13,910	2.55%
Non-taxable	728,765	22,504	3.09%	420,294	15,040	3.58%	305,266	12,096	3.96%
Total Loans and Leases ⁽²⁾	3,072,302	139,378	4.54%	3,185,542	151,946	4.77%	2,899,939	152,836	5.27%

TOTAL INTEREST EARNING ASSETS	5,015,633	175,332	3.50%	4,370,809	177,815	4.07%	3,778,562	179,364	4.75%

Other Assets	397,147			398,102			366,171
Less: Allowance for Credit Losses	(43,073)			(39,905)			(16,198)

TOTAL ASSETS	$5,369,707			$4,729,006			$4,128,535

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,595,579	$1,789	0.11%	$1,309,998	$4,089	0.31%	$1,128,457	$8,643	0.77%
Savings Deposits and Money Market Accounts	1,106,692	885	0.08%	912,183	1,885	0.21%	733,160	3,406	0.46%
Time Deposits	412,935	2,281	0.55%	567,932	7,722	1.36%	670,802	11,756	1.75%
FHLB Advances and Other Borrowings	186,750	4,594	2.46%	221,832	5,430	2.45%	279,675	7,444	2.66%

TOTAL INTEREST-BEARING LIABILITIES	3,301,956	9,549	0.29%	3,011,945	19,126	0.63%	2,812,094	31,249	1.11%

Demand Deposit Accounts	1,378,647			1,070,284			761,515
Other Liabilities	46,170			51,996			35,916
TOTAL LIABILITIES	4,726,773			4,134,225			3,609,525

Shareholders’ Equity	642,934			594,781			519,010

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,369,707			$4,729,006			$4,128,535

COST OF FUNDS			0.19%			0.44%			0.83%

NET INTEREST INCOME		$165,783			$158,689			$148,115

NET INTEREST MARGIN			3.31%			3.63%			3.92%

(1)Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $15,761, $15,003, and $8,397 for 2021, 2020 and 2019, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2021 compared to 2020 Increase / (Decrease) Due to ⁽¹⁾			2020 compared to 2019 Increase / (Decrease) Due to ⁽¹⁾
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$254	$(148)	$106	$708	$(848)	$(140)
Taxable Securities	4,426	(1,911)	2,515	244	(3,707)	(3,463)
Non-taxable Securities	9,764	(2,300)	7,464	4,208	(1,264)	2,944
Loans and Leases	(5,290)	(7,278)	(12,568)	14,325	(15,215)	(890)
Total Interest Income	9,154	(11,637)	(2,483)	19,485	(21,034)	(1,549)

Interest Expense:
Savings and Interest-bearing Demand	1,083	(4,383)	(3,300)	1,994	(8,069)	(6,075)
Time Deposits	(1,714)	(3,727)	(5,441)	(1,639)	(2,395)	(4,034)
FHLB Advances and Other Borrowings	(863)	27	(836)	(1,451)	(563)	(2,014)
Total Interest Expense	(1,494)	(8,083)	(9,577)	(1,096)	(11,027)	(12,123)

Net Interest Income	$10,648	$(3,554)	$7,094	$20,581	$(10,007)	$10,574

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

See the Company’s Average Balance Sheet above and the discussions under the headings “USES OF FUNDS,” “SOURCES OF FUNDS,” and “RISK MANAGEMENT – Liquidity and Interest Rate Risk Management” for further information on the Company’s net interest income, net interest margin, and interest rate sensitivity position.

PROVISION FOR CREDIT LOSSES

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During 2021, the Company recorded a negative provision for credit losses of $6,500,000 compared with a provision for credit losses of $17,550,000 during 2020 and a $5,325,000 provision for loan losses during 2019 under the incurred loss model.

During 2021, the negative provision for credit losses represented approximately 21 basis points of average loans. The negative provision for credit losses in 2021 was largely due to declines in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020. The Company realized net charge-offs of $3,342,000 or 11 basis points of average loans during 2021.

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

The provision for credit losses made during 2021 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors. Refer also to the sections entitled “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for credit losses.

NON-INTEREST INCOME

During the year ended December 31, 2021, non-interest income increased $4,988,000, or 9%, from the year ended December 31, 2020. During the year ended December 31, 2020, non-interest income increased $8,973,000, or 20%, from the year ended December 31, 2019.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2021	2020	2019	2020	2019
Trust and Investment Product Fees	$10,321	$8,005	$7,278	29%	10%
Service Charges on Deposit Accounts	7,723	7,334	8,718	5	(16)
Insurance Revenues	9,268	8,922	8,940	4	—
Company Owned Life Insurance	1,529	2,307	2,005	(34)	15
Interchange Fee Income	13,116	10,529	9,450	25	11
Other Operating Income	6,991	3,388	3,229	106	5
Subtotal	48,948	40,485	39,620	21	2
Net Gains on Sales of Loans	8,267	9,908	4,633	(17)	114
Net Gains on Securities	2,247	4,081	1,248	(45)	227
TOTAL NON-INTEREST INCOME	$59,462	$54,474	$45,501	9	20

Trust and investment product fees increased $2,316,000, or 29%, during 2021 compared with 2020. Trust and investment product fees increased $727,000, or 10%, during 2020 compared with 2019. The increase in both years was largely attributable to increased assets under management in the Company's wealth management group.

Service charges on deposit accounts increased $389,000, or 5%, during 2021 compared with 2020. Service charges on deposit accounts declined $1,384,000, or 16%, during 2020 compared with 2019. The decline during 2020 compared with 2019 was largely related to the economic impacts of the COVID-19 pandemic and resulting change in deposit customer activity, partially mitigated by the acquisition of Citizens First.

Company owned life insurance revenue declined $778,000, or 34%, during 2021 compared with 2020. Company owned life insurance revenue increased $302,000, or 15%, during 2020 compared with 2019. The variance in both periods was largely related to death benefits received from life insurance policies during 2020.

Interchange fees increased $2,587,000, or 25%, during 2021 compared to 2020. The increased level of fees during 2021 compared with 2020 was due to increased economic activity and increased card utilization by customers. Interchange fees increased $1,079,000, or 11%, during 2020 compared to 2019. The increase during 2020 compared with 2019 was largely attributable to the acquisition of Citizens First and increased card utilization by customers.

Other operating income increased $3,603,000, or 106%, during 2021 compared with 2020. The increase during 2021 was largely attributable to the net gain of approximately $1.4 million related to the sale of the two branch office locations in Lexington, Kentucky and approximately $863,000 of fair value adjustments and higher transaction fees associated with interest rate swap transactions with loan customers. Also contributing to the increase in 2021, was the donation of a building and accompanying real estate to a local municipality in one of the Company’s market areas. The estimated fair value of the property was approximately $575,000 greater than the book value which increased other operating income. A corresponding contribution expense of $800,000 was recognized in advertising and promotion expense of the Company’s income statement related to the donation of the building and real estate.

Net gains on sales of loans declined $1,641,000, or 17%, during 2021 compared with the 2020. The decline in 2021 compared with 2020 was generally attributable to a lower level of fair value adjustments on commitments to sell loans and a modestly lower level of loans sold, which were partially offset by higher pricing levels on loans sold. Net gains on sales of loans increased $5,275,000, or 114%, during 2020 compared with 2019. The increase in the net gains on sales of loans during 2020 compared with 2019 was generally attributable to a higher sales volume and higher pricing levels on loans sold. Loan sales totaled $266.0 million during 2021, $316.4 million during 2020 and $185.4 million during 2019.

The Company realized $2,247,000 in gains on sales of securities during 2021 compared with $4,081,000 during 2020 and $1,248,000 during 2019. The sales of securities in all periods were done as part of shifts in the allocations within the securities portfolio.

NON-INTEREST EXPENSE

During 2021, non-interest expense totaled $124,007,000, an increase of $6,884,000, or 6%, compared with 2020. The year ended December 31, 2021 included non-recurring expenses totaling $4,100,000 related to the Company’s previously discussed operating optimization plan, $3,050,000 related to a previously disclosed litigation reserve, and $735,000 of transaction-related expenses for the acquisition of Citizens Union Bancorp of Shelbyville, Inc., which was completed on January 1, 2022. During 2020, non-interest expense totaled $117,123,000, an increase of $2,961,000, or 3%, compared with 2019.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2021	2020	2019	2020	2019
Salaries and Employee Benefits	$68,570	$68,112	$63,885	1%	7%
Occupancy, Furniture and Equipment Expense	14,831	14,024	13,776	6	2
FDIC Premiums	1,419	740	533	92	39
Data Processing Fees	7,611	6,889	7,927	10	(13)
Professional Fees	5,009	3,998	4,674	25	(14)
Advertising and Promotion	4,197	3,589	4,230	17	(15)
Intangible Amortization	2,731	3,539	3,721	(23)	(5)
Other Operating Expenses	19,639	16,232	15,416	21	5
TOTAL NON-INTEREST EXPENSE	$124,007	$117,123	$114,162	6	3

Salaries and benefits were relatively stable during 2021 compared with 2020 increasing by $458,000, or less than 1%. Salaries and benefits increased $4,227,000, or 7%, during 2020 compared with 2019. The increase in salaries and benefits during 2020 compared with 2019 was largely attributable to an increased number of full-time equivalent employees during 2020.

Occupancy, furniture and equipment expense increased $807,000, or 6%, during 2021 compared with 2020. The increase during 2021 was due to lease termination costs associated with the Company’s operating optimization plan that totaled approximately $1,411,000 during 2021. Occupancy, furniture and equipment expense increased $248,000, or 2%, during 2020 compared with 2019.

FDIC premiums increased $679,000, or 92%, during 2021 compared with 2020 and increased $207,000, or 39%, during 2020 compared with 2019. The increase during 2021 compared with 2020 was related to credits received from the FDIC during 2020. There were no credits received during 2021 and a lower level of credits in 2020 compared with 2019. The credits received in 2020 and prior years were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Data processing fees increased $722,000, or 10%, during 2021 compared with 2020. The increase was related to various software costs including expenses related to the PPP loan program as well as increased data processing fees for the branch sales during 2021. Data processing fees declined $1,038,000, or 13%, during 2020 compared with 2019. The decline in data processing fees during 2020 compared with 2019 was largely due to acquisition related costs during 2019.

Professional fees increased $1,011,000, or 25%, during 2021 compared with 2020. The increase during 2021 compared with 2020 was largely attributable to professional fees associated with the acquisition of CUB and an increase in legal fees related to non-acquisition related legal matters. Professional fees declined $676,000, or 14%, during 2020 compared with 2019. The decline in professional fees during 2020 compared with 2019 was largely related to higher levels of merger and acquisition related professional fees in 2019.

Advertising and promotion expense increased $608,000, or 17%, during 2021 compared with 2020. The increase during 2021 was attributable to the donation of a building and accompanying real estate to a local municipality in one of the Company’s market areas. The estimated fair value of the property was approximately $800,000 which resulted in the increase in the contribution expense during 2021. Advertising and promotion expense declined $641,000, or 15%, during 2020 compared with 2019. The decline during 2020 was largely attributable to lesser marketing and sponsorship expenditures impacted by the COVID-19 pandemic.

Other operating expenses increased $3,407,000, or 21%, during 2021 compared with 2020 and increased $816,000, or 5% during 2020 compared with 2019. The increase during 2021 was primarily attributable to the establishment of a settlement reserve for a lawsuit challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. Like many other financial institutions, the Company has been the subject of an overdraft fee related putative class action lawsuit since the third quarter of 2020. This type of litigation is often time consuming and expensive to defend. In order to avoid further costs associated with this type of litigation, the Company determined it was in its best interest to pursue a settlement of this lawsuit during the third quarter of 2021 and therefore accrued a $3,050,000 settlement reserve. On October 21, 2021, the Company executed a settlement agreement for payment of that amount in connection with this lawsuit which remains subject to court approval. In addition, the Company recognized $1,276,000 of charges related to various fixed asset write-downs as a part of the Company’s operating optimization plans announced in March 2021.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 18.1%, 17.1%, and 16.9%, respectively, in 2021, 2020, and 2019. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2021, shareholders’ equity increased by $43.8 million to $668.5 million compared with $624.7 million at year-end 2020. The increase in shareholders' equity was attributable to increased retained earnings of $61.9 million due to net income of $84.1 million during 2021 which was partially offset by the payment of $22.2 million in shareholder dividends. Partially mitigating the increase in retained earnings was a decline in accumulated other comprehensive income of $19.9 million related to the decrease in value of the Company's available-for-sale securities portfolio.

Shareholders’ equity represented 11.9% of total assets at December 31, 2021 and 12.6% of total assets at December 31, 2020. Shareholders’ equity included $127.6 million of goodwill and other intangible assets at December 31, 2021 compared to $130.9 million of goodwill and other intangible assets at December 31, 2020.

On January 25, 2021, the Company's Board of Directors approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company did not repurchase any shares of common stock under the repurchase plan during 2021.

On January 31, 2022, the Company’s Board of Directors terminated the 2021 repurchase program and approved a new plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved, which was inclusive of the approximately 2.9 million shares issued in conjunction with the CUB acquisition. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the 2022 repurchase plan.

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

At December 31, 2021, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	12/31/2021 Ratio	12/31/2020 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.20%	15.86%	8.00%	N/A
Bank	13.36	14.00	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.61%	13.93%	6.00%	N/A
Bank	12.83	13.21	6.00	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.18%	13.48%	4.50%	N/A
Bank	12.83	13.21	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.10%	10.07%	4.00%	N/A
Bank	8.88	9.56	4.00	5.00%
(1) Excludes capital conservation buffer.

In December 2018, the federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option and, as a result, began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital effective January 1, 2022. An additional 25% is to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the five-year transition option, the amount of adjustments to regulatory capital that could be deferred until the phase-in period began included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

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

USES OF FUNDS

LOANS

December 31, 2021 total loans declined $84.1 million, or 3%, compared with December 31, 2020. The decline in total loans at December 31, 2021 compared to year-end 2020 was primarily due to a decrease in PPP loans. PPP loans, net of deferred fees, totaled $19.5 million ($20.3 million principal balance and $0.8 million of remaining net deferred fees) at December 31, 2021 compared with $182.0 million at December 31, 2020.

Excluding PPP loans, total loans increased $86.8 million, or 3%, at December 31, 2021 compared with year-end 2020. Commercial and industrial loans increased approximately $18.5 million, or 4%, during 2021 compared with year-end 2020, commercial real estate loans increased $69.5 million, or 5%, and agricultural loans declined $17.9 million, or 5% (excluding PPP loans). At December 31, 2021, as compared with year-end 2020, retail loans increased $16.7 million, or 3%.

December 31, 2020 total loans increased $10.0 million, or less than 1%, compared with December 31, 2019. The increase in loans during 2020 compared with year-end 2019 was primarily the result in the Company’s participation in the PPP. Excluding the $182.0 million in PPP loans at December 31, 2020, total loans declined by $172.0 million, or 6%, during 2020 compared with year-end 2019. The decline in total loans, excluding the PPP loans, was impacted by elevated pay-offs within the commercial real estate loan portfolio, reduced line utilization within the commercial loan portfolio partially attributable to the PPP loan originations during 2020, and continued pay-downs in the Company's residential and home equity loan portfolios related to a low interest rate environment.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2021. The portfolio is most heavily concentrated in commercial real estate loans at 51% of the portfolio and commercial and industrial loans at 18% of the portfolio, and agricultural loans at 12% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Commercial and Industrial Loans and Leases	$548,350	$694,437	$589,758	$543,761	$486,668
Commercial Real Estate Loans	1,530,677	1,467,397	1,495,862	1,208,646	926,729
Agricultural Loans	358,150	376,186	384,526	365,208	333,227
Home Equity and Consumer Loans	307,184	297,702	306,972	285,534	219,662
Residential Mortgage Loans	263,565	256,276	304,855	328,592	178,733
Total Loans	3,007,926	3,091,998	3,081,973	2,731,741	2,145,019
Less: Unearned Income	(3,662)	(3,926)	(4,882)	(3,682)	(3,381)
Subtotal	3,004,264	3,088,072	3,077,091	2,728,059	2,141,638
Less: Allowance for Loan Losses	(37,017)	(46,859)	(16,278)	(15,823)	(15,694)
Loans, Net	$2,967,247	$3,041,213	$3,060,813	$2,712,236	$2,125,944

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	18%	23%	19%	20%	23%
Commercial Real Estate Loans	51%	47%	49%	44%	43%
Agricultural Loans	12%	12%	12%	13%	16%
Home Equity and Consumer Loans	10%	10%	10%	11%	10%
Residential Mortgage Loans	9%	8%	10%	12%	8%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in southern Indiana and central and western Kentucky. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a reasonable proximity of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2021, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$860,098	$1,243,604	$315,567	$2,419,269

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$412,426	$1,146,745

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2021	%	2020	%	2019	%

Federal Funds Sold and Other Short-term Investments	$349,717	16%	$287,776	20%	$43,913	5%
Obligations of State and Political Subdivisions	896,048	40	548,273	37	307,943	35
MBS/CMO - Residential	797,693	36	535,526	37	526,907	60
US Gov't Sponsored Entities & Agencies	175,457	8	88,376	6	—	n/m ⁽¹⁾
Equity Securities	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾
Total Securities Portfolio	$2,219,268	100%	$1,460,304	100%	$879,116	100%
(1)n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $759.0 million, or 52%, at year-end 2021 compared with year-end 2020 and increased $581.2 million, or 66%, at year-end 2020 compared with year-end 2019. The increase over the past two years was largely attributable to increased levels of deposits during both 2021 and 2020 in addition to PPP loan forgiveness and repayment activity over those same periods.

The investment portfolio continues to be relatively balanced with agency issued mortgage related securities and collateralized and uncollateralized federal agency securities, totaling $973.2 million, or 44% of the total securities portfolio at December 31, 2021. The Company’s level of obligations of state and political subdivisions increased to $896.0 million or 40% of the portfolio at December 31, 2021.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2021	2020	2019
Obligations of State and Political Subdivisions	$925,706	$581,247	$324,300
MBS/CMO - Residential	791,950	548,307	530,525
US Gov't Sponsored Entities & Agencies	171,961	88,298	—
Total Securities	$1,889,617	$1,217,852	$854,825

The Company’s $1.890 billion available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2021 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

Maturities and Average Yields of Securities at December 31, 2021
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Obligations of State and Political Subdivisions	$2,806	4.32%	$18,670	4.19%	$70,964	3.86%	$803,608	2.97%
MBS/CMO - Residential	—	—	785	3.00%	25,587	2.05%	771,321	1.59%
US Gov't Sponsored Entities & Agencies	—	—	—	—%	7,496	1.01%	167,961	1.49%

Total Securities	$2,806	4.32%	$19,455	4.14%	$104,047	3.21%	$1,742,890	2.22%
A tax-equivalent adjustment using a tax rate of 21 percent was used in the above table.

CONTRACTUAL OBLIGATIONS

In addition to the other uses of funds discussed previously, the Company has certain contractual obligations to make cash payments. These contractual obligations primarily consist of borrowings from the Federal Home Loan Bank (“FHLB”), junior subordinated debentures, deposits, repurchase agreements, and lease commitments for certain office facilities. A summary of these payment obligations is set forth below.

Contractual and Other Obligations	Payments Due In
(dollars in thousands)	One Year or Less	Over One Year	Total
Deposits without Stated Maturities	$4,397,217	$—	$4,397,217
Time Deposits	347,099	—	347,099
Federal Home Loan Bank Advances	—	25,000	25,000
Other Borrowings (Subordinated Notes and Debentures)	—	55,804	55,804
Securities Sold under Repurchase Agreements	68,328	—	68,328
Lease Obligations	1,735	10,314	12,049
Total Contractual and Other Obligations	$4,814,379	$91,118	$4,905,497

In the normal course of business, the Company makes commitments to extend credit and commitments to sell loans, which are not reflected in its consolidated financial statements. For further information about such commitments, see Note 14 (Commitments and Off-balance Sheet Items) in Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2021	2020	2019	2021	2020
Demand Deposits
Non-interest-bearing	$1,378,647	$1,070,284	$761,515	29%	41%
Interest-bearing	1,595,579	1,309,998	1,128,457	22	16
Savings Deposits	460,945	358,389	293,044	29	22
Money Market Accounts	645,747	553,794	440,116	17	26
Other Time Deposits	226,419	288,762	285,208	(22)	1
Total Core Deposits	4,307,337	3,581,227	2,908,340	20	23
Certificates of Deposits of $100,000 or more and Brokered Deposits	186,516	279,170	385,594	(33)	(28)
FHLB Advances and Other Borrowings	186,750	221,832	279,675	(16)	(21)
Total Funding Sources	$4,680,603	$4,082,229	$3,573,609	15	14

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 - 6 Months	6 - 12 Months	Over 12 Months	Total
December 31, 2021	$47,577	$34,927	$39,941	$22,971	$145,416

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $726.1 million, or 20%, during 2021 compared with 2020. During 2021, average demand deposits (non-interest bearing and interest bearing) increased $593.9 million, average savings deposits increased $102.6 million, average money market demand deposits increased $92.0 million and average time deposits under $100,000 declined $62.3 million. The Company’s overall level of average core deposits increased approximately $672.9 million, or 23%, during 2020 compared with 2019. The increase in total average core deposits during 2021 following the increase in 2020 was largely impacted by general inflows of customers deposits generally related to the COVID-19 pandemic, participation in the PPP, stimulus payments provided by the federal government, and an increase in public funds.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 92% of average total funding sources during 2021 compared with 88% during 2020 and 81% during 2019.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 24% during 2021 following 26% growth during 2020. Average demand, savings, and money market deposits totaled $4.080 billion or 95% of core deposits (87% of total funding sources) in 2021 compared with $3.292 billion or 92% of core deposits (81% of total funding sources) in 2020 and $2.623 billion or 90% of core deposits (73% of total funding sources) in 2019.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits declined by 22% during 2021 following an increase of 1% during 2020. Other time deposits comprised 5% of core deposits in 2021, 8% in 2020 and 10% in 2019.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits declined $92.7 million, or 33%, during 2021 following a decline of $106.4 million, or 28% during 2020. Large certificates and brokered deposits comprised approximately 4% of average total funding sources in 2021 compared with 7% in 2020 and 11% in 2019. This type of funding is used as both long-term and short-term funding sources.

Federal Home Loan Bank advances and other borrowings represent an important source of other funding for the Company. Average borrowed funds declined $35.1 million, or 16%, during 2021 following a decline of $57.8 million, or 21%, during

2020. Borrowings comprised approximately 4% of average total funding sources during 2021 compared with 5% in 2020 and 8% in 2019.

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

At year-end 2021, the Company had available to it a $15 million revolving line of credit facility that will mature on September 26, 2022. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon one-month LIBOR plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2021.

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

The junior subordinated debentures were issued to certain statutory trusts established by River Valley, American Community, and Citizens First (in support of related issuances of trust preferred securities issued by those trusts) and mature in installments of principal payable in 2033, 2035 and 2037, respectively, and bear interest payable on a quarterly basis at a floating rate, adjustable quarterly based on the three-month LIBOR plus a specified percentage. These debentures are of a type that are eligible (under current regulatory capital requirements) to qualify as Tier 1 capital (with certain limitations) for regulatory purposes and as of December 31, 2021 approximately $16.1 million of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes.

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
In response to requests from borrowers who had experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company began making short-term loan modifications involving both partial and full payment deferrals in April 2020. As of December 31, 2021, the Company has just one commercial real estate loan, in the principal amount of $3.5 million, with a payment modification that is still in effect, with such credit relationship making full interest payments.

The Company tracks lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As a result of the COVID-19 pandemic, the Company identified certain loan segments that represented higher levels of credit risk, as many of the customers in these segments were expected to incur significant negative impacts to their businesses as a result of governmental stay-at-home orders and travel restrictions, limited attendance, social distancing and face mask requirements, and work-from-home and hybrid work models being used by employers. At December 31, 2021, the Company had the following exposure to these COVID-19-impacted loan segments:

Industry Segment (dollars in thousands)	Number of Loans	Outstanding Balance	% of Total Loans (excludes PPP Loans)	% of Industry Segment Under Deferral

Lodging / Hotels	32	$113,381	3.8%	3.1%
Retail Shopping / Strip Centers	58	89,002	3.0%	—%
Restaurants	161	62,163	2.1%	—%

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

Allowance for Credit Losses (dollars in thousands)	Years Ended December 31,
	2021	2020	2019	2018	2017

Balance of Allowance for Possible Losses at Beginning of Period	$46,859	$16,278	$15,823	$15,694	$14,808
Impact of adopting ASC 326	—	8,767	—	—	—
Impact of adopting ASC 326 - PCD loans	—	6,886	—	—	—
Loans Charged-off:
Commercial and Industrial Loans and Leases	2,777	2,119	3,810	1,500	151
Commercial Real Estate Loans	10	36	320	49	220
Agricultural Loans	—	—	—	—	49
Home Equity and Consumer Loans	1,003	942	1,155	922	765
Residential Mortgage Loans	45	39	117	75	93
Total Loans Charged-off	3,835	3,136	5,402	2,546	1,278

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	61	23	56	141	14
Commercial Real Estate Loans	40	129	29	20	48
Agricultural Loans	—	—	—	20	9
Home Equity and Consumer Loans	359	358	440	387	280
Residential Mortgage Loans	33	4	7	37	63
Total Recoveries	493	514	532	605	414

Net Loans Recovered (Charged-off)	(3,342)	(2,622)	(4,870)	(1,941)	(864)
Additions to Allowance Charged to Expense	(6,500)	17,550	5,325	2,070	1,750
Balance at End of Period	$37,017	$46,859	$16,278	$15,823	$15,694

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.11%	0.08%	0.17%	0.08%	0.04%
Provision for Credit Losses to Average Loans Outstanding	(0.21)%	0.55%	0.18%	0.09%	0.09%
Allowance for Credit Losses to Total Loans at Year-end	1.23%	1.52%	0.53%	0.58%	0.73%

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019	2018	2017
Commercial and Industrial Loans and Leases	$9,754	$6,645	$4,799	$2,953	$4,735
Commercial Real Estate Loans	19,245	29,878	4,692	5,291	4,591
Agricultural Loans	4,505	6,756	5,315	5,776	4,894
Home Equity and Consumer Loans	1,808	1,636	634	649	628
Residential Mortgage Loans	1,705	1,944	333	472	343
Unallocated	—	—	505	682	503

Total Allowance for Credit Losses	$37,017	$46,859	$16,278	$15,823	$15,694

The Company’s allowance for credit losses totaled $37.0 million at December 31, 2021 compared to $46.9 million at December 31, 2020. The allowance for credit losses represented 1.23% of period-end loans at December 31, 2021 compared with 1.52% of period-end loans at year-end 2020.

Under the CECL model, which was adopted by the Company on January 1, 2020, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of December 31, 2021, the Company held net discounts on acquired loans of $4.9 million.

The allowance for credit losses declined during 2021 as a result of the Company recording a negative $6.5 million provision for credit losses while recording modest net charge-offs. During 2020, the allowance for credit losses increased through elevated provision for credit losses primarily due to the developments during 2020 related to the COVID-19 pandemic and the resulting impact on the economic assumptions used in the CECL model.

The Company realized net charge-offs of $3,342,000, or 0.11% of average loans outstanding during 2021 compared with net charge-offs of $2,622,000, or 0.08% of average loans outstanding during 2020 and $4,870,000, or 0.17% of average loans during 2019.

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

Non-performing Assets	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Non-accrual Loans	$14,602	$21,507	$13,802	$12,579	$11,091
Past Due Loans (90 days or more and accruing)	156	—	190	633	719
Total Non-performing Loans	14,758	21,507	13,992	13,212	11,810
Other Real Estate	—	325	425	286	54
Total Non-performing Assets	$14,758	$21,832	$14,417	$13,498	$11,864

Restructured Loans	$104	$111	$116	$121	$149
Non-performing Loans to Total Loans	0.49%	0.70%	0.45%	0.48%	0.55%
Allowance for Credit Losses to Non-performing Loans	250.83%	217.88%	116.34%	119.76%	132.89%
Non-performing assets totaled $14.8 million, or 0.26% of total assets at December 31, 2021 compared to $21.8 million, or 0.44% of total assets at December 31, 2020 and compared to $14.4 million, or 0.33% of total assets at December 31, 2019.  Non-performing loans totaled $14.8 million, or 0.49% of total loans at December 31, 2021 compared with $21.5 million, or 0.70% of total loans at December 31, 2020 and $14.0 million, or 0.45% of total loans at December 31, 2019. The decline in the level of commercial real estate non-performing loans during 2021 was largely attributable to the payoff of a commercial real estate credit in the lodging industry that was placed in non-accrual status during the third quarter of 2020.

The increase in the level of non-performing assets and non-performing loans at December 31, 2020 compared with year-end 2019 was largely attributable to the gross-up of purchased credit deteriorated loans upon the adoption of the CECL standard during 2020 and a commercial real estate credit in the lodging industry that was moved to non-performing status in the third quarter of 2020.

The following tables present an analysis of the Company’s non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Commercial and Industrial Loans and Leases	$10,530	$8,133	$4,940	$2,430	$4,753
Commercial Real Estate Loans	2,243	10,188	3,433	6,833	4,618
Agricultural Loans	1,136	1,915	2,739	1,449	748
Home Equity Loans	24	271	79	88	199
Consumer Loans	82	170	115	162	286
Residential Mortgage Loans	587	830	2,496	1,617	487
Total	$14,602	$21,507	$13,802	$12,579	$11,091

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2021	2020	2019	2018	2017

Commercial and Industrial Loans and Leases	$—	$—	$190	$—	$—
Commercial Real Estate Loans	156	—	—	364	471
Agricultural Loans	—	—	—	269	248
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$156	$—	$190	$633	$719

For additional detail on individually analyzed loans, see Note 4 in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2021 was $630,000. The gross interest income that would have been recognized in 2021 on non-performing loans if the loans had been current in accordance with their original terms was $891,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. The subsidiary bank’s source of funding is predominately core deposits, time deposits in excess of $100,000 and brokered certificates of deposit, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank and Federal Reserve Bank.

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

Interest Rate Sensitivity as of December 31, 2021 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$147,827	(1.87)%
+1%	148,436	(1.46)
Base	150,639	—
-1%	146,159	(2.97)
-2%	142,821	(5.19)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2021 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2021 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$616,194	(10.00)%	11.94%	(54) b.p.
+1%	654,725	(4.37)	12.30	(18) b.p.
Base	684,667	—	12.48	—
-1%	685,436	0.11	12.07	(41) b.p.
-2%	546,441	(20.19)	9.60	(288) b.p.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 4, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the estimated life of the loans. In order to estimate the expected credit losses, the Company utilizes a loss estimation model. The Company utilizes the static pool methodology for determining the allowance for credit losses. The static pool methodology tracks loan pool by segment over a period of time to calculate a loss rate. Loss rates are then qualitatively adjusted for current conditions and reasonable and supportable forecast. Commercial and agricultural loans graded special mention and substandard are also adjusted based on a migration analysis technique.

Auditing the Allowance for Credit Losses for Loans was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

•Significant auditor judgment and effort were used in evaluating the qualitative factors used in the calculation.
•Significant audit effort to test the completeness and accuracy of data used in the migration analysis calculation, including accuracy of loan risk rating, and its application to the commercial and agricultural loan segments.

The primary procedures performed to address this critical audit matter included:

•Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including relevance and reliability of data used as the basis for adjustments related to the qualitative factors, management’s judgments and significant assumptions in the development and reasonableness of qualitative factors, and mathematical accuracy and appropriateness of the application of qualitative factors;

Report of Independent Registered Public Accounting Firm

•Substantively testing management’s process for developing the qualitative factors and assessing relevance and reliability of data used to develop factors, including evaluating their judgments and significant assumptions for reasonableness, and mathematical accuracy and appropriateness of the application of qualitative factors;
•Testing the effectiveness of controls over the Company’s loan risk rating;
•Substantively testing the accuracy of both the loan risk ratings as well as testing the accuracy of the transition matrix.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 1977.

Louisville, Kentucky
March 1, 2022

Consolidated Balance Sheets
Dollars in thousands, except share and per share data

	December 31,

	2021	2020
ASSETS
Cash and Due from Banks	$47,173	$57,972
Federal Funds Sold and Other Short-term Investments	349,717	287,776
Cash and Cash Equivalents	396,890	345,748

Interest-bearing Time Deposits with Banks	745	1,241
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,869,198 for December 31, 2021; Amortized Cost $1,172,175 for December 31, 2020; No Allowance for Credit Losses)	1,889,617	1,217,852
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	10,585	16,904

Loans	3,007,926	3,091,998
Less: Unearned Income	(3,662)	(3,926)
Allowance for Credit Losses	(37,017)	(46,859)
Loans, Net	2,967,247	3,041,213

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	13,048	13,168
Premises, Furniture and Equipment, Net	88,863	96,593
Other Real Estate	—	325
Goodwill	121,761	121,956
Intangible Assets	5,845	8,984
Company Owned Life Insurance	70,070	69,250
Accrued Interest Receivable and Other Assets	43,515	43,990

TOTAL ASSETS	$5,608,539	$4,977,577

LIABILITIES
Non-interest-bearing Demand Deposits	$1,529,223	$1,183,442
Interest-bearing Demand, Savings, and Money Market Accounts	2,867,994	2,428,636
Time Deposits	347,099	494,452

Total Deposits	4,744,316	4,106,530

FHLB Advances and Other Borrowings	152,183	194,529
Accrued Interest Payable and Other Liabilities	43,581	51,809

TOTAL LIABILITIES	4,940,080	4,352,868

Commitments and Contingencies (See Note 14)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	26,554	26,502
Additional Paid-in Capital	276,057	274,385
Retained Earnings	350,364	288,447
Accumulated Other Comprehensive Income	15,484	35,375

TOTAL SHAREHOLDERS’ EQUITY	668,459	624,709

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,608,539	$4,977,577

End of period shares issued and outstanding	26,553,508	26,502,157

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2021	2020	2019
INTEREST INCOME

Interest and Fees on Loans	$139,151	$151,658	$152,481
Interest on Federal Funds Sold and Other Short-term Investments	488	382	522
Interest and Dividends on Securities:
Taxable	12,962	10,447	13,910
Non-taxable	17,778	11,882	9,561

TOTAL INTEREST INCOME	170,379	174,369	176,474

INTEREST EXPENSE

Interest on Deposits	4,955	13,696	23,805
Interest on FHLB Advances and Other Borrowings	4,594	5,430	7,444

TOTAL INTEREST EXPENSE	9,549	19,126	31,249

NET INTEREST INCOME	160,830	155,243	145,225

Provision for Credit Losses	(6,500)	17,550	5,325

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	167,330	137,693	139,900

NON-INTEREST INCOME

Wealth Management and Investment Services Income	10,321	8,005	7,278
Service Charges on Deposit Accounts	7,723	7,334	8,718
Insurance Revenues	9,268	8,922	8,940
Company Owned Life Insurance	1,529	2,307	2,005
Interchange Fee Income	13,116	10,529	9,450
Other Operating Income	6,991	3,388	3,229
Net Gains on Sales of Loans	8,267	9,908	4,633
Net Gains on Securities	2,247	4,081	1,248

TOTAL NON-INTEREST INCOME	59,462	54,474	45,501

NON-INTEREST EXPENSE

Salaries and Employee Benefits	68,570	68,112	63,885
Occupancy Expense	11,081	10,033	9,988
Furniture and Equipment Expense	3,750	3,991	3,788
FDIC Premiums	1,419	740	533
Data Processing Fees	7,611	6,889	7,927
Professional Fees	5,009	3,998	4,674
Advertising and Promotion	4,197	3,589	4,230
Intangible Amortization	2,731	3,539	3,721
Other Operating Expenses	19,639	16,232	15,416

TOTAL NON-INTEREST EXPENSE	124,007	117,123	114,162

Income before Income Taxes	102,785	75,044	71,239
Income Tax Expense	18,648	12,834	12,017

NET INCOME	$84,137	$62,210	$59,222

Basic Earnings per Share	$3.17	$2.34	$2.29
Diluted Earnings per Share	$3.17	$2.34	$2.29

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in thousands

	Years Ended December 31,
	2021	2020	2019

NET INCOME	$84,137	$62,210	$59,222

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(23,011)	29,783	29,866
Reclassification Adjustment for Gains Included in Net Income	(2,247)	(4,081)	(1,248)
Tax Effect	5,367	(5,432)	(6,186)
Net of Tax	(19,891)	20,270	22,432
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	—	—	(310)
Reclassification Adjustment for Amortization of Prior Service Cost and Net	—	—	37
Tax Effect	—	—	44
Net of Tax	—	—	(229)

Total Other Comprehensive Income (Loss)	(19,891)	20,270	22,203

COMPREHENSIVE INCOME	$64,246	$82,480	$81,425

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except share and per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2019	24,967,458	$24,967	$229,347	$211,424	$(7,098)	$458,640
Net Income				59,222		59,222
Other Comprehensive Income (Loss)					22,203	22,203
Cash Dividends ($0.68 per share)				(17,556)		(17,556)
Issuance of Common Stock for:
Acquisition of Citizens First Corporation	1,663,954	1,664	48,360			50,024
Restricted Share Grants	39,956	40	1,247			1,287

Balances, December 31, 2019	26,671,368	26,671	278,954	253,090	15,105	573,820
Cumulative Effect of Change in Accounting Principles				(6,717)		(6,717)
Balances, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103
Net Income				62,210		62,210
Other Comprehensive Income (Loss)					20,270	20,270
Cash Dividends ($0.76 per share)				(20,136)		(20,136)
Issuance of Common Stock for:
Restricted Share Grants	52,701	53	998			1,051
Stock Repurchase	(221,912)	(222)	(5,567)			(5,789)

Balances, December 31, 2020	26,502,157	26,502	274,385	288,447	35,375	624,709
Net Income				84,137		84,137
Other Comprehensive Income (Loss)					(19,891)	(19,891)
Cash Dividends ($0.84 per share)				(22,220)		(22,220)
Issuance of Common Stock for:
Restricted Share Grants	51,351	52	1,672			1,724
Balances, December 31, 2021	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2021	2020	2019
Net Income	$84,137	$62,210	$59,222
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	6,638	5,671	3,862
Depreciation and Amortization	8,770	9,429	8,630
Loans Originated for Sale	(261,529)	(317,032)	(198,326)
Proceeds from Sales of Loans Held-for-Sale	276,417	327,172	189,875
Provision for Credit Losses	(6,500)	17,550	5,325
Gain on Sale of Loans, net	(8,267)	(9,908)	(4,633)
Gain on Securities, net	(2,247)	(4,081)	(1,248)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(101)	28	200
Loss (Gain) on Disposition and Donation of Premises and Equipment	1,640	223	111
Loss (Gain) on Disposition of Land	—	43	(352)
Post Retirement Medical Benefit	—	—	(228)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,369)	(1,449)	(1,407)
Equity Based Compensation	1,724	1,051	1,287
Excess Tax Benefit from Restricted Share Grant	—	3	25
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,716	(2,925)	(1,602)
Interest Payable and Other Liabilities	(1,185)	4,433	4,488
Net Cash from Operating Activities	100,844	92,418	65,229

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	496	744	496
Proceeds from Maturities of Securities Available-for-Sale	208,156	200,968	114,669
Proceeds from Sales of Securities Available-for-Sale	111,124	125,106	82,601
Purchase of Securities Available-for-Sale	(1,020,695)	(664,989)	(169,640)
Proceeds from Redemption of Federal Home Loan Bank Stock	120	800	1,145
Purchase of Loans	—	—	(2,051)
Proceeds from Sales of Loans Held for Investment	—	3,128	—
Loans Made to Customers, net of Payments Received	59,557	(10,114)	3,925
Proceeds from Sales of Other Real Estate	1,423	340	369
Property and Equipment Expenditures	(4,686)	(7,071)	(9,374)
Proceeds from Sale of Land and Building	1,963	3,928	1,761
Proceeds from Life Insurance	549	1,082	1,216
Sale of Bank Branches	1,694	—	—
Acquisition of Citizens First Corporation	—	—	5,545
Net Cash from Investing Activities	(640,299)	(346,078)	30,662

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	655,485	676,906	(13,007)
Change in Short-term Borrowings	15,423	(114,832)	(82,037)
Advances in Long-term Debt	—	—	89,214
Repayments of Long-term Debt	(58,091)	(40,625)	(65,171)
Issuance (Retirement) of Common Stock	—	(5,789)	—
Dividends Paid	(22,220)	(20,136)	(17,556)
Net Cash from Financing Activities	590,597	495,524	(88,557)

Net Change in Cash and Cash Equivalents	51,142	241,864	7,334
Cash and Cash Equivalents at Beginning of Year	345,748	103,884	96,550
Cash and Cash Equivalents at End of Year	$396,890	$345,748	$103,884

Cash Paid During the Year for
Interest	$10,020	$20,484	$30,765
Income Taxes	14,434	11,505	7,977

Supplemental Non Cash Disclosures (See Note 18 for Business Combinations)
Loans Transferred to Other Real Estate	$—	$—	$708
Reclassification of Land and Buildings to Other Assets	—	—	5,712
Right of Use Asset Obtained in Exchange for Lease Liabilities	—	—	9,034
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies

Impact of COVID-19
The novel coronavirus disease 2019 (COVID-19) pandemic continued to impact our operations during 2021. While uncertainty remains as to the future effects of the pandemic, an improving business climate, supported by unprecedented fiscal stimulus, an accommodative Federal Reserve, and the demonstrated ability of states and local governments to respond to COVID-19 and its variants, has helped to mitigate the negative impacts of the pandemic on our financial condition and results of operations, despite the challenges presented by very low interest rates, muted loan growth, excess liquidity and rising inflation.

Description of Business and Basis of Presentation
The operations of German American Bancorp, Inc. (the “Company”) are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. Reclassifications had no impact on shareholders' equity or net income. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $11,016 at December 31, 2021 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Allowance for Credit Losses - Loans
The allowance for credit losses is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

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

Commercial and Industrial Loans - The principal risk of commercial and industrial loans is that these loans are primarily based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most commercial loans are secured by accounts receivable, inventory and equipment. If cash flow from business operations is reduced, the borrower’s ability to repay the loan may diminish, and over time, it may also be difficult to substantiate current value of inventory and equipment. Repayment of these loans are more sensitive than other types of loans to adverse conditions in the general economy.

Commercial Real Estate Loans - Commercial real estate lending is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans are collateralized by the borrower’s underlying real estate. Therefore, diminished cash flows not only affects the ability to repay the loan, it may also reduce the underlying collateral value.

Agricultural Loans - This portfolio is diversified between real estate financing, equipment financing and lines of credit in various segments including grain production, poultry production and livestock production. Mitigating any concentration of risk that may exist in the Company’s agricultural loan portfolio is the use of federal government guarantee programs.

Leases - Leases are primarily for equipment leased to varying types of businesses. If the cash flows from the business operations is reduced, the business’s ability to repay the lease is diminished as well.

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

Credit Cards - Credit card loans are unsecured and repayment is primarily dependent on the personal income of the borrower.

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

Troubled Debt Restructurings (“TDR”)
A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowances for credit losses on loans on a TDR is measured using the same method as all other loans held for investment.

Loan Modifications and Troubled Debt Restructurings due to COVID-19
On April 7, 2020, the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allow for loan modifications to not be classified as TDRs if certain criteria are met. This TDR exemption, which was set to expire on December 31, 2020, was extended under the 2021 Consolidated Appropriations Act adopted on December 27, 2020, to the earlier of (i) 60 days after the national emergency concerning the COVID-19 outbreak terminates, and (ii) January 1, 2022.

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

Restrictions on Cash
At December 31, 2021 and 2020, the Company was not required to have balance on deposits with the Federal Reserve, or as cash on hand.

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

The Company recognizes interest and/or penalties related to income tax matters in other operating expense.

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

Recently Adopted Accounting Guidance
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The new CECL model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgement with regards to pooling financial assets with similar risk characteristics and adjusting the relevant historical loss information in order to develop an estimate of expected lifetime losses.

The Company adopted ASC 326 on January 1, 2020 using the modified retrospective approach. Results for reporting periods after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net reduction of retained earnings of $6,717 upon adoption.

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

In December 2018, federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)
Company has taken advantage of the capital transition relief over the permissible five-year period and will begin the three-year phase-in of the regulatory impact effective January 1, 2022.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, the income tax effects of tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments should be applied on a prospective basis. The nature of and reason for the change in accounting principle should be disclosed upon transition. The amendments in this update became effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and did not have a material impact on the Company’s financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019 and did not have a material impact on the Company’s financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is continuing to evaluate the impact of adopting this standard over the effective period, and does not expect it to have a material impact.

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2021
Obligations of State and Political Subdivisions	$896,048	$31,138	$(1,480)	$925,706
MBS/CMO	797,693	4,738	(10,481)	791,950
US Gov’t Sponsored Entities & Agencies	175,457	192	(3,688)	171,961
Total	$1,869,198	$36,068	$(15,649)	$1,889,617

2020
Obligations of State and Political Subdivisions	$548,273	$33,077	$(103)	$581,247
MBS/CMO	535,526	12,806	(25)	548,307
US Gov’t Sponsored Entities & Agencies	88,376	120	(198)	88,298
Total	$1,172,175	$46,003	$(326)	$1,217,852

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

All mortgage-backed securities in the above table (identified above and throughout this Note 2 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities at December 31, 2021 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$2,806	$2,844
Due after one year through five years	18,670	19,395
Due after five years through ten years	70,964	75,685
Due after ten years	803,608	827,782
MBS/CMO	797,693	791,950
US Gov’t Sponsored Entities & Agencies	175,457	171,961
Total	$1,869,198	$1,889,617

	2021	2020	2019
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$111,124	$125,106	$82,601
Gross Gains on Sales	2,247	4,081	1,248

Income Taxes on Gross Gains	472	857	262

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $222,896 and $237,506 as of December 31, 2021 and 2020, respectively.

Below is a summary of securities with unrealized losses as of year-end 2021 and 2020, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
Obligations of State and Political Subdivisions	$165,210	$(1,386)	$1,500	$(94)	$166,710	$(1,480)
MBS/CMO	467,888	(9,100)	36,827	(1,381)	504,715	(10,481)
US Gov’t Sponsored Entities & Agencies	126,103	(3,480)	7,288	(208)	133,391	(3,688)
Total	$759,201	$(13,966)	$45,615	$(1,683)	$804,816	$(15,649)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
Obligations of State and Political Subdivisions	$10,652	$(103)	$—	$—	$10,652	$(103)
MBS/CMO	19,631	(25)	—	—	19,631	(25)
US Gov’t Sponsored Entities & Agencies	59,054	(198)	—	—	59,054	(198)
Total	$89,337	$(326)	$—	$—	$89,337	$(326)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell,

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2021 or 2020. Accrued interest receivable on available-for-sale debt securities totaled $8,990 at December 31, 2021 and is excluded from the estimate of credit losses. The unrealized losses attributable to our state and political subdivisions, mortgage-backed securities and US government sponsored entities and agencies are the result of fluctuations in interest rates.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2021 and 2020. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. There was no additional impairment recognized through earnings during 2021 or 2020.

NOTE 3 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $143.6 million and $117.6 million at December 31, 2021 and 2020, respectively. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	December 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$143,593	$4,519	$117,621	$8,806
Included in Other Liabilities:
Interest Rate Swaps	$143,593	$4,762	$117,621	$9,353

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Interest Rate Swaps:
Included in Other Income	$1,131	$268	$429

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans

Loans were comprised of the following classifications at December 31:

	2021	2020
Commercial:
Commercial and Industrial Loans	$493,005	$638,773
Commercial Real Estate Loans	1,530,677	1,467,397
Agricultural Loans	358,150	376,186
Leases	55,345	55,664
Retail:
Home Equity Loans	222,525	219,348
Consumer Loans	70,302	66,717
Credit Cards	14,357	11,637
Residential Mortgage Loans	263,565	256,276
Subtotal	3,007,926	3,091,998
Less: Unearned Income	(3,662)	(3,926)
Allowance for Credit Losses	(37,017)	(46,859)
Loans, net	$2,967,247	$3,041,213

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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351,260 in principal amount, with approximately $12,024 of related net processing fees on 3,070 PPP loan relationships. As of December 31, 2021, $349,152 of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program or repaid by customers, with $12,012 in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157,042 in principal amount, with approximately $9,022 of related net processing fees, on 2,601 PPP loan relationships. As of December 31, 2021, $138,828 of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $8,160 in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $20,322 of total PPP loans remain outstanding as of December 31, 2021, with approximately $872 of net fees remaining deferred on that date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2021 and 2020:

December 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision (Benefit) for Credit Losses	5,825	(10,663)	(2,251)	—	385	44	387	(227)	—	(6,500)
Loans Charged-off	(2,777)	(10)	—	—	(675)	(15)	(313)	(45)	—	(3,835)
Recoveries Collected	61	40	—	—	307	36	16	33	—	493
Total Ending Allowance Balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017

December 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance Prior to Adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of Adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of Adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision (Benefit) for Credit Losses	(694)	17,645	(125)	95	527	66	131	(95)	—	17,550
Initial Allowance on Loans Purchased with Credit Deterioration	—	—	—	—	—	—	—	—	—	—
Loans Charged-off	(2,119)	(36)	—	—	(766)	(67)	(109)	(39)	—	(3,136)
Recoveries Collected	23	129	—	—	354	—	4	4	—	514
Total Ending Allowance Balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859

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

The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back period includes January 2014 through the current period, on a monthly basis.

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
The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. Based on the potential increased losses related to the economic impact of the COVID-19 pandemic, the Bank considered

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
the potential for losses to align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments were made accordingly.
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

For the year ended December 31, 2021, the allowance for credit losses decreased primarily due to a decline in individually analyzed loans as well as a decline in the reserve attributable to pandemic-related stressed sectors. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized improvements in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. The impact of fiscal stimulus, including direct payments to individuals, ongoing increased unemployment benefits, as well as the various government-sponsored loan programs, was also considered in our qualitative adjustments. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2021 and 2020:

December 31, 2021	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,989	$10,530	$—
Commercial Real Estate Loans	145	2,243	156
Agricultural Loans	1,041	1,136	—
Leases	—	—	—
Home Equity Loans	1	24	—
Consumer Loans	16	18	—
Credit Cards	64	64	—
Residential Mortgage Loans	587	587	—
Total	$3,843	$14,602	$156
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $14,602.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2020	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$4,571	$8,133	$—
Commercial Real Estate Loans	3,152	10,188	—
Agricultural Loans	1,291	1,915	—
Leases	—	—	—
Home Equity Loans	271	271	—
Consumer Loans	77	84	—
Credit Cards	86	86	—
Residential Mortgage Loans	671	830	—
Total	$10,119	$21,507	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $21,507.

Interest income on non-accrual loans recognized during the years ended December 31, 2021 and 2020 totaled $80 and $28.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2021 and 2020:

December 31, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$1,716	$2,444	$549	$5,822	$10,531
Commercial Real Estate Loans	4,610	—	—	—	4,610
Agricultural Loans	1,522	—	—	—	1,522
Leases	—	—	—	—	—
Home Equity Loans	441	—	—	—	441
Consumer Loans	6	—	—	2	8
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	652	—	—	—	652
Total	$8,947	$2,444	$549	$5,824	$17,764

December 31, 2020	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,943	$3,014	$669	$154	$8,780
Commercial Real Estate Loans	11,877	—	—	1,530	13,407
Agricultural Loans	3,064	—	—	—	3,064
Leases	—	—	—	—	—
Home Equity Loans	416	—	—	—	416
Consumer Loans	4	4	—	3	11
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	817	—	—	—	817
Total	$21,121	$3,018	$669	$1,687	$26,495

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of December 31, 2021 and 2020:

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$12	$—	$6,147	$6,159	$486,846	$493,005
Commercial Real Estate Loans	—	5	891	896	1,529,781	1,530,677
Agricultural Loans	—	—	—	—	358,150	358,150
Leases	—	—	—	—	55,345	55,345
Home Equity Loans	225	229	25	479	222,046	222,525
Consumer Loans	158	58	4	220	70,082	70,302
Credit Cards	61	9	64	134	14,223	14,357
Residential Mortgage Loans	2,726	507	369	3,602	259,963	263,565
Total	$3,182	$808	$7,500	$11,490	$2,996,436	$3,007,926

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$477	$909	$2,441	$3,827	$634,946	$638,773
Commercial Real Estate Loans	5	4,877	3,682	8,564	1,458,833	1,467,397
Agricultural Loans	—	—	651	651	375,535	376,186
Leases	—	—	—	—	55,664	55,664
Home Equity Loans	672	5	271	948	218,400	219,348
Consumer Loans	233	84	65	382	66,335	66,717
Credit Cards	95	80	86	261	11,376	11,637
Residential Mortgage Loans	3,737	1,590	529	5,856	250,420	256,276
Total	$5,219	$7,545	$7,725	$20,489	$3,071,509	$3,091,998
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

As of December 31, 2021 and 2020, the Company had trouble debt restructurings totaling $104 and $111, respectively. The Company had no specific allocation of allowance for these loans at December 31, 2021.

The Company had not committed to lending any additional amounts during 2021 or 2020 to customers with outstanding loans that are classified as trouble debt restructurings.

During the years ended December 31, 2021 and 2020, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as trouble debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2021 and 2020.

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

In response to requests from borrowers who had experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company began making short-term loan modifications involving both partial and full payment deferrals in April 2020. As of December 31, 2021, the Company has just one commercial real estate loan, in the principal amount of $3.5 million, with a payment modification that is still in effect, with such credit relationship making full interest payments.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$141,133	$57,477	$60,883	$29,005	$15,936	$48,559	$122,377	$475,370
Special Mention	115	128	227	649	7	918	1,510	3,554
Substandard	100	1,221	—	1,062	1,378	2,457	7,863	14,081
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$141,348	$58,826	$61,110	$30,716	$17,321	$51,934	$131,750	$493,005

Commercial Real Estate:
Risk Rating
Pass	$404,175	$264,011	$164,204	$131,746	$139,788	$336,066	$26,697	$1,466,687
Special Mention	2,279	—	710	14,426	17,356	13,916	—	48,687
Substandard	74	—	7,687	1,528	—	6,014	—	15,303
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$406,528	$264,011	$172,601	$147,700	$157,144	$355,996	$26,697	$1,530,677

Agricultural:
Risk Rating
Pass	$44,510	$45,101	$22,482	$24,187	$24,325	$71,268	$81,011	$312,884
Special Mention	1,714	5,346	5,503	3,025	6,438	6,624	8,271	36,921
Substandard	—	—	63	385	1,048	6,849	—	8,345
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$46,224	$50,447	$28,048	$27,597	$31,811	$84,741	$89,282	$358,150

Leases:
Risk Rating
Pass	$19,689	$12,706	$12,990	$5,599	$2,473	$1,888	$—	$55,345
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$19,689	$12,706	$12,990	$5,599	$2,473	$1,888	$—	$55,345

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$260,027	$88,273	$46,681	$31,612	$21,025	$48,508	$109,228	$605,354
Special Mention	618	1,102	2,756	1,739	206	1,972	9,948	18,341
Substandard	143	164	1,283	1,530	607	5,416	5,935	15,078
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$260,788	$89,539	$50,720	$34,881	$21,838	$55,896	$125,111	$638,773

Commercial Real Estate:
Risk Rating
Pass	$296,265	$215,226	$179,129	$183,703	$171,016	$295,641	$29,634	$1,370,614
Special Mention	883	9,361	15,232	23,489	7,578	20,294	147	76,984
Substandard	—	1,131	1,735	1,692	4,292	10,849	100	19,799
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$297,148	$225,718	$196,096	$208,884	$182,886	$326,784	$29,881	$1,467,397

Agricultural:
Risk Rating
Pass	$49,242	$25,449	$31,285	$32,368	$22,702	$64,890	$75,871	$301,807
Special Mention	11,503	9,911	3,111	8,767	2,707	10,125	16,318	62,442
Substandard	578	73	394	1,228	4,466	5,198	—	11,937
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$61,323	$35,433	$34,790	$42,363	$29,875	$80,213	$92,189	$376,186

Leases:
Risk Rating
Pass	$18,258	$17,517	$9,176	$5,415	$1,605	$3,693	$—	$55,664
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$18,258	$17,517	$9,176	$5,415	$1,605	$3,693	$—	$55,664

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

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$39,923	$15,900	$4,325	$4,531	$600	$1,655	$3,350	$70,284
Nonperforming	3	—	—	—	—	15	—	18
Total Consumer Loans	$39,926	$15,900	$4,325	$4,531	$600	$1,670	$3,350	$70,302

Home Equity:
Payment performance
Performing	$—	$—	$—	$21	$—	$835	$221,644	$222,500
Nonperforming	—	—	—	—	—	1	24	25
Total Home Equity Loans	$—	$—	$—	$21	$—	$836	$221,668	$222,525

Residential Mortgage:
Payment performance
Performing	$84,809	$38,717	$15,244	$17,369	$19,688	$87,164	$—	$262,991
Nonperforming	—	—	—	—	—	574	—	574
Total Residential Mortgage Loans	$84,809	$38,717	$15,244	$17,369	$19,688	$87,738	$—	$263,565

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$33,857	$16,486	$8,456	$2,115	$910	$2,245	$2,563	$66,632
Nonperforming	—	—	11	2	14	23	35	85
Total Consumer Loans	$33,857	$16,486	$8,467	$2,117	$924	$2,268	$2,598	$66,717

Home Equity:
Payment performance
Performing	$—	$—	$34	$46	$67	$490	$218,440	$219,077
Nonperforming	—	—	—	—	—	—	271	271
Total Home Equity Loans	$—	$—	$34	$46	$67	$490	$218,711	$219,348

Residential Mortgage:
Payment performance
Performing	$45,945	$26,536	$28,050	$28,764	$25,155	$100,998	$—	$255,448
Nonperforming	—	—	—	—	—	828	—	828
Total Residential Mortgage Loans	$45,945	$26,536	$28,050	$28,764	$25,155	$101,826	$—	$256,276

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following tables present the recorded investment in credit cards based on payment activity:

Credit Cards	December 31, 2021	December 31, 2020

Performing	$14,293	$11,551
Nonperforming	64	86
Total	$14,357	$11,637

The following table presents loans purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
December 31, 2021
Purchases	$—	$2,271	$—	$—	$—	$—	$—	$—	$2,271
Sales	2,273	15,415	111	—	—	—	—	—	17,799

December 31, 2020
Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	3,128	—	—	—	—	—	—	3,128

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2021. A summary of the activity of these loans follows:

Balance January 1, 2021	Additions	Changes in Persons or Interests Included	Deductions		Balance December 31, 2021
			Collected	Charged-off

$41,022	$27,222	$(2,848)	$(18,659)	$—	$46,737

Allowance for Loan Losses (Prior to January 1, 2020)

Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated the allowance for loan losses using the incurred loss methodology. The following tables are disclosures related to the allowance for loan losses in prior periods.

The following tables present the activity in the allowance for loan losses by portfolio class for the year ended December 31, 2019:

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following tables present the average balance and related interest income of loans individually evaluated for impairment by class of loans for the year ended December 31, 2019:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Recognized
December 31, 2019
With No Related Allowance Recorded:
Commercial and Industrial Loans and Leases	$1,175	$19	$1
Commercial Real Estate Loans	2,947	81	1
Agricultural Loans	1,790	1	—
Subtotal	5,912	101	2
With An Allowance Recorded:
Commercial and Industrial Loans and Leases	3,753	—	1
Commercial Real Estate Loans	3,141	—	1
Agricultural Loans	—	—	—
Subtotal	6,894	—	2
Total	$12,806	$101	$4

Loans Acquired With Deteriorated Credit Quality With No Related Allowance Recorded (Included in the Total Above)	$4,321	$61	$3
Loans Acquired With Deteriorated Credit Quality With An Additional Allowance Recorded (Included in the Total Above)	$1,766	$—	$—

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2021	2020

Land	$20,776	$21,200
Buildings and Improvements	91,512	98,364
Furniture and Equipment	41,424	41,504
Total Premises, Furniture and Equipment	153,712	161,068
Less: Accumulated Depreciation	(64,849)	(64,475)
Total	$88,863	$96,593
Depreciation expense was $5,802, $5,988 and $5,773 for 2021, 2020 and 2019, respectively.

NOTE 6 – Deposits

At year end 2021, stated maturities of time deposits were as follows:

2022	$268,452
2023	36,280
2024	19,530
2025	7,116
2026	15,705
Thereafter	16
Total	$347,099
Time deposits and brokered certificates of deposit of $250 or more at December 31, 2021 and 2020 were $56,195 and $104,518, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 6 – Deposits (continued)

Time deposits originated from outside the geographic area, generally through brokers, totaled $4,001 and $5,510 at December 31, 2021 and 2020, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2021 and 2020 were $72.0 million and $79.9 million, respectively.

NOTE 7 – FHLB Advances and Other Borrowings
The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2021	2020
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$25,000	$83,000
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	6,225	6,075
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	6,029	5,923
Junior Subordinated Debentures assumed from Citizens First Corporation	4,171	4,105
Subordinated Debentures	39,379	39,297
Finance Lease Obligation	3,051	3,224
Long-term Borrowings	83,855	141,624

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$—	$—
Federal Funds Purchased	—	—
Repurchase Agreements	68,328	52,905
Short-term Borrowings	68,328	52,905

Total Borrowings	$152,183	$194,529

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2021	2020
Average Daily Balance During the Year	$52,824	$58,000
Average Interest Rate During the Year	0.10%	0.30%
Maximum Month-end Balance During the Year	$71,764	$73,580
Weighted Average Interest Rate at Year-end	0.10%	0.10%

At December 31, 2021, the Company held one long-term FHLB advance with an interest rate of 1.54%. At December 31, 2020 interest rates on the fixed rate long-term FHLB advances ranged from 1.54% to 2.23% with a weighted average rate of 1.87%. At December 31, 2021 and 2020, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

On June 25, 2019, the Company sold and issued $40.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Company used the proceeds from the offering to pay $15.0 million of the approximately $15.5 million of cash consideration upon closing of the Citizens First Corporation merger and the remaining balance to repay the Company’s $25.0 million term loan from U.S. Bank National Association (“U.S. Bank”) dated October 11, 2018.

The Notes have a ten-year term, from and including the date of issuance to but excluding June 30, 2024, and will bear interest at a fixed annual rate of 4.50%, payable semi-annually in arrears. From and including June 30, 2024 to but excluding the maturity date or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 7 - FHLB Advances and Other Borrowings (continued)

month LIBOR (provided, however, that in the event three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero) plus 268 basis points, payable quarterly in arrears. The Notes are redeemable, in whole or in part, on June 30, 2024, on any scheduled interest payment date thereafter and at any time upon the occurrence of certain events. The Purchase Agreement contains certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand.

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

At December 31, 2021, the parent company had a $15 million line of credit with U.S. Bank, which had no outstanding balance. The line of credit matures September 26, 2022. Interest on the line of credit is based upon one-month LIBOR plus 1.75% and includes an unused commitment fee of 0.30%.

At December 31, 2021, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2022	$—
2023	—
2024	24,834
2025	—
2026	—
Thereafter	39,545
Total	$64,379

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp and Citizens First Corporation. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, and Citizens First Statutory Trust I. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company's financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by ACB Trust I, ACB Trust II, RIVR Statutory Trust I, and Citizens First Statutory Trust I. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $16,081 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2021. $15,764 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2020. As a result of the acquisitions of American Community, River Valley, and Citizens First these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2021	Variable Rate	Rate as of December 31, 2021	Rate as of December 31, 2020	Maturity Date
ACB Trust I	5/6/2005	$5,155	$3,921	90 day LIBOR + 2.15%	2.37%	2.40%	May 2035
ACB Trust II	7/15/2005	3,093	2,304	90 day LIBOR + 1.85%	2.01%	2.06%	July 2035
RIVR Statutory Trust I	3/26/2003	7,217	6,029	3-Month LIBOR + 3.15%	3.37%	3.40%	March 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,171	3-Month LIBOR +1.65%	1.78%	1.88%	January 2037
NOTE 8 - Shareholders' Equity
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)
regulatory action. The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity

Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.
At December 31, 2021, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$611,624	16.20%	$302,060	8.00%	N/A	N/A
Bank	503,549	13.36	301,495	8.00	$376,868	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$551,532	14.61%	$226,545	6.00%	N/A	N/A
Bank	483,457	12.83	226,121	6.00	$301,495	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$535,451	14.18%	$169,909	4.50%	N/A	N/A
Bank	483,457	12.83	169,591	4.50	$244,964	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$551,532	10.10%	$218,352	4.00%	N/A	N/A
Bank	483,457	8.88	217,839	4.00	$272,299	5.00%
(1) Excludes 2.5% capital conservation buffer.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)

At December 31, 2020, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$554,168	15.86%	$279,554	8.00%	N/A	N/A
Bank	488,409	14.00	279,088	8.00	$348,860	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$486,969	13.93%	$209,665	6.00%	N/A	N/A
Bank	460,936	13.21	209,316	6.00	$279,088	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$470,931	13.48%	$157,249	4.50%	N/A	N/A
Bank	460,936	13.21	156,987	4.50	$226,759	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$486,695	10.07%	$193,343	4.00%	N/A	N/A
Bank	460,936	9.56	192,915	4.00	$241,143	5.00%
(1) Excludes 2.5% capital conservation buffer.

The Company and the Bank at year end 2021 and 2020 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the Bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the Bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2021 the Bank had $75,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

In December 2018, federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintains the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has taken advantage of the capital transition relief over the permissible five-year period and will begin the three-year phase-in of the regulatory impact effective January 1, 2022.

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

During 2021, 2020 and 2019, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2021, 2020 and 2019.

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. In 2019 and prior, awards that were granted to management and selected other employees under the Company’s management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.3% each. In 2020, 100% of the cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which will vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2021, 2020, and 2019:

	2021	2020	2019

Restricted Stock Expense	$1,692	$1,051	$1,287
Cash Entitlement Expense	732	995	639
Tax Effect	(629)	(531)	(499)
Net of Tax	$1,795	$1,515	$1,427
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,497, $2,046, and $2,022 as of December 31, 2021, 2020, and 2019, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders' Equity (continued)
The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2021
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	64,401	$28.20
Granted	51,927	47.21
Issued and Vested	(48,592)	30.67
Forfeited	(576)	34.79
Outstanding at End of Period	67,160	41.06

Employee Stock Purchase Plan

Through August 16, 2019, the company maintained the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) whereby eligible employees had the option to purchase the Company’s common stock at a discount. The purchase price of the shares under this plan was set at 95% of the market value of the Company’s common stock as of the last day of the plan year. The plan had provided for the purchase of up to 750,000 shares of common stock, which the Company may obtain by purchases on the open market or from private sources, or by issuing authorized but unissued common shares.

The Company’s shareholders approved the Company’s new 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect certain clarifying changes (the “2019 ESPP”). The 2019 ESPP replaces the 2009 ESPP, which expired on its own terms on August 16, 2019. The 2019 ESPP, which first became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair market value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

In 2021, the Company recorded $45 of expense $34 net of tax for the employee stock purchase plan. In 2020, the Company recorded $40 of expense $30 net of tax, for the employee stock purchase plan. In 2019, the Company recorded $23 of expense, $1 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2021, 2020 and 2019 for the Employee Stock Purchase Plans.

Stock Repurchase Plan

On January 25, 2021, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 4% of the Company’s outstanding shares at the time it was adopted. During 2021, the Company did not repurchase any of its outstanding common stock. The 2021 plan replaced a similar share repurchase plan approved by the Company’s Board of Directors on January 27, 2020. At the time of its termination in 2021, the Company had repurchased 221,912 shares of common stock under the 2020 plan.

On January 31, 2022, the Company’s Board of Directors terminated the 2021 repurchase plan and approved a new plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $2,050, $1,956, and $1,755 for 2021, 2020, and 2019, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $5,520, $5,234, and $5,495 for 2021, 2020, and 2019, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,279 and $2,089 at December 31, 2021 and 2020. Deferred compensation expense was $302, $304, and $243 for 2021, 2020, and 2019, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2021	2020
Obligation at the Beginning of Year	$1,634	$1,498
Unrecognized Loss (Gain)	(68)	114

Components of Net Periodic Postretirement Benefit Cost
Service Cost	119	110
Interest Cost	28	41

Net Expected Benefit Payments	(121)	(96)
Amendments	—	(33)
Obligation at End of Year	$1,592	$1,634

Components of Postretirement Benefit Expense:	2021	2020	2019
Service Cost	$119	$110	$83
Interest Cost	28	41	43
Amortization of Prior Service Costs	(2)	2	—
Amortization of Unrecognized Net (Gain) Loss	55	64	37
Net Postretirement Benefit Expense	200	217	163

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	(121)	15	273

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$79	$232	$436

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2021	2020	2019
Discount Rate	2.31%	1.81%	2.81%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Assumed Health Care Cost Trend Rates at Year-end:	2021	2020
Health Care Cost Trend Rate Assumed for Next Year	8.00%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2028	2027

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects as of December 31, 2021:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on Total of Service and Interest Cost	$17	$(15)
Effect on Postretirement Benefit Obligation	$116	$(103)

Contributions
The Company expects to contribute $131 to its postretirement medical and life insurance plan in 2022.

Estimated Future Benefits
The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2022	$131
2023	138
2024	112
2025	119
2026	138
2027-2031	749

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $66 and $42 during 2021 and 2020, respectively. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 (“ERISA”), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but there is no intention to withdraw.

The Company participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under ERISA and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $253,199 and $138,322 for the plan years ended June 30, 2020 and 2019, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2021 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2020.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 - Income Taxes

The provision for income taxes consists of the following:	2021	2020	2019

Current Federal	$13,437	$14,186	$8,263
Current State	2,547	2,265	1,004
Deferred Federal	2,056	(2,765)	3,545
Deferred State	608	(852)	(795)
Total	$18,648	$12,834	$12,017

Effective tax rates differ from the federal statutory rate of 21% for 2021, 2020 and 2019 applied to income before income taxes due to the following:

	2021	2020	2019

Statutory Rate Times Pre-tax Income	$21,585	$15,759	$14,960
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(3,872)	(2,681)	(2,246)
State Income Tax, Net of Federal Tax Effect	2,492	1,116	165
General Business Tax Credits	(1,013)	(1,085)	(1,039)
Company Owned Life Insurance	(321)	(484)	(421)
Other Differences	(223)	209	598
Total Income Taxes	$18,648	$12,834	$12,017

The net deferred tax liability at December 31 consists of the following:

	2021	2020
Deferred Tax Assets:
Allowance for Credit Losses	$8,470	$10,568
Lease Liability (Operating Leases)	1,542	2,055
Deferred Compensation and Employee Benefits	878	823
Other-than-temporary Impairment	246	246
Accrued Expenses	1,288	1,200
Business Combination Fair Value Adjustments	138	777
Pension and Postretirement Plans	200	200
Other Real Estate Owned	—	25
Non-Accrual Loan Interest Income	567	678
Net Operating Loss Carryforward	447	1,010
Mortgage Servicing Rights	49	—
Other	1,860	1,000
Total Deferred Tax Assets	15,685	18,582
Deferred Tax Liabilities:
Depreciation	(2,496)	(2,331)
Leasing Activities, Net	(10,878)	(10,638)
Unrealized Gain on Securities	(4,366)	(9,734)
FHLB Stock Dividends	(199)	(206)
Prepaid Expenses	(646)	(641)
Intangibles	(1,651)	(1,670)
Deferred Loan Fees	(790)	(730)
Mortgage Servicing Rights	—	(9)
Right of Use Asset (Operating Leases)	(1,515)	(2,028)
Other	(75)	(230)
Total Deferred Tax Liabilities	(22,616)	(28,217)
Valuation Allowance	—	—
Net Deferred Tax Liability	$(6,931)	$(9,635)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
Under the Internal Revenue Code, through 1996, three acquired banking companies, which are now a part of the Company’s single banking subsidiary, were allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The acquired banks were formerly known as River Valley Financial Bank (acquired in March 2016), Peoples Community Bank (acquired in October 2005) and First American Bank (acquired in January 1999). Subject to certain limitations, these banks were permitted to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deductions or actual loss experience. Each of the banks generally computed its annual addition to its bad debt reserves using the percentage of taxable income method; however, due to certain limitations in 1996, the banks were only allowed a deduction based on actual loss experience.

Retained earnings at December 31, 2021, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2021 was approximately $1,070.

As of December 31, 2021, the Company had net operating loss carryforwards of $11,317, which expire in years ranging from 2022 through 2039. These net operating loss carryforwards were primarily derived from the acquisition of First Security and Citizens First.

 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2021, 2020, and 2019, and did not recognize any increase in unrecognized benefits during 2021 relative to any tax positions taken in 2021. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2021, 2020, and 2019. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2016. The Company and its corporate subsidiaries doing business in Indiana file a combined Indiana unitary return, which is subject to examination for all years after 2016.

NOTE 11 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2021 and 2020. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Year Ended
	December 31,
Non-interest Income	2021	2020	2019
In-Scope of Topic 606:
Wealth Management & Investment Services Income	$10,321	$8,005	$7,278
Service Charges on Deposit Accounts	7,723	7,334	8,718
Insurance Revenues	9,268	8,922	8,940
Interchange Fee Income	13,116	10,529	9,450
Other Operating Income	2,877	2,361	2,073
Non-interest Income (in-scope of Topic 606)	43,305	37,151	36,459
Non-interest Income (out-of-scope of Topic 606)	16,157	17,323	9,042
Total Non-interest Income	$59,462	$54,474	$45,501

A description of the Company’s revenue streams accounted for under Topic 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as stop payment charges and

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 11 – Revenue Recognition (continued)

statement rendering, are recognized at the time the transaction is executed (the point in time the Company fills the customer’s request). Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs.

Interchange Fee Income: The Company earns interchange fees from debit/credit cardholder transactions conducted through various payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Wealth Management and Investment Services Income: The Company earns wealth management and investment services income from its contracts with wealth management customers to manage assets for investment and/or to transact their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (trade date).

Insurance Revenues: The Company earns insurance revenue from commissions derived from the sale of personal and corporate property and casualty insurance products. These commissions are primarily earned over time as the Company provides the contracted insurance product to customers.

NOTE 12 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2021	2020	2019
Basic Earnings per Share:
Net Income	$84,137	$62,210	$59,222
Weighted Average Shares Outstanding	26,537,311	26,539,024	25,824,538

Basic Earnings per Share	$3.17	$2.34	$2.29

Diluted Earnings per Share:
Net Income	$84,137	$62,210	$59,222

Weighted Average Shares Outstanding	26,537,311	26,539,024	25,824,538
Stock Options, Net	—	—	—
Diluted Weighted Average Shares Outstanding	26,537,311	26,539,024	25,824,538

Diluted Earnings per Share	$3.17	$2.34	$2.29

There were no anti-dilutive shares at December 31, 2021, 2020, and 2019. There were no stock options outstanding at December 31, 2021, 2020 and 2019. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

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

German American has finance leases for branch offices as well as operating leases for branch offices, ATM locations and certain office equipment. The right-of-use asset is included in the ‘Premises, Furniture and Equipment, Net’ line of the consolidated balance sheet. The lease liability is included in the ‘Accrued Interest Payable and Other Liabilities’ line of the consolidated balance sheet.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense were as follows:

	December 31, 2021	December 31, 2020
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210	$210
Interest on Lease Liabilities	345	363
Operating Lease Cost	1,423	1,781
Short-term Lease Cost	80	34
Total Lease Cost	$2,058	$2,388

The weighted average lease term and discount rates were as follows:

	December 31, 2021	December 31, 2020
Weighted Average Remaining Lease Term:
Finance Leases	10 years	11 years
Operating Leases	7 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.45%	11.47%
Operating Leases	3.02%	3.17%

Supplemental balance sheet information related to leases were as follows:

	December 31, 2021	December 31, 2020

Finance Leases
Premises, Furniture and Equipment, Net	$2,068	$2,278
Other Borrowings	$3,051	$3,224

Operating Leases
Operating Lease Right-of-Use Assets	$6,115	$8,217
Operating Lease Liabilities	$6,227	$8,325

Supplemental cash flow information related to leases were as follows:

	December 31, 2021	December 31, 2020
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$345	$363
Operating Cash Flows from Operating Leases	2,808	1,710
Financing Cash Flows from Finance Leases	155	125

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2021
	Finance Leases	Operating Leases

Year 1	$519	$1,216
Year 2	519	1,059
Year 3	519	974
Year 4	519	870
Year 5	519	809
Thereafter	2,433	2,093
Total Lease Payments	5,028	7,021
Less Imputed Interest	(1,977)	(794)
Total	$3,051	$6,227

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$16,784	$476,719	$15,319	$424,441
Commercial Operating Lines	59,917	473,033	33,892	447,270
Residential Mortgages	25,132	214	52,394	2,262
Total Commitments to Fund Loans	$101,833	$949,966	$101,605	$873,973

Commitments to Sell Loans:
Mandatory	$288	$—	$—	$—
Non-mandatory	$12,589	$—	$19,724	$—

Standby Letters of Credit	$1,491	$8,447	$2,122	$5,463

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2021, the Company held no Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$925,706	$—	$925,706
MBS/CMO	—	791,950	—	791,950
US Gov't Sponsored Entities & Agencies	—	171,961	—	171,961
Total Securities	$—	$1,889,617	$—	$1,889,617

Loans Held-for-Sale	$—	$10,585	$—	$10,585

Derivative Assets	$—	$4,519	$—	$4,519

Derivative Liabilities	$—	$4,762	$—	$4,762

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$580,750	$497	$581,247
MBS/CMO	—	548,307	—	548,307
US Gov't Sponsored Entities & Agencies	—	88,298	—	88,298
Total Securities	$—	$1,217,355	$497	$1,217,852

Loans Held-for-Sale	$—	$16,904	$—	$16,904

Derivative Assets	$—	$8,806	$—	$8,806

Derivative Liabilities	$—	$9,353	$—	$9,353

As of December 31, 2021 and 2020, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale were as follows:

	2021	2020
Aggregate Fair Value	$10,585	$16,904
Contractual Balance	10,296	16,378
Gain (Loss)	289	526

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2021, 2020 and 2019 for loans held for sale were $(237), $191, and $303, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	Obligations of State and Political Subdivisions
	2021	2020
Balance of Recurring Level 3 Assets at January 1	$497	$4,021
Total Gains (Losses) Included in Other Comprehensive Income	(2)	(26)
Maturities / Calls	(495)	(3,498)
Purchases	—	—
Balance of Recurring Level 3 Assets at December 31	$—	$497

Of the total gain/loss included in earnings for the years ended December 31, 2021 and 2020, ($2) and ($26) was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,423	$4,423
Commercial Real Estate Loans	—	—	1,672	1,672
Agricultural Loans	—	—	79	79
Home Equity Loans	—	—	345	345
Residential Mortgage Loans	—	—	—	—

	Fair Value Measurements at December 31, 2020 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,985	$4,985
Commercial Real Estate Loans	—	—	8,893	8,893
Agricultural Loans	—	—	551	551
Home Equity Loans	—	—	369	369
Residential Mortgage Loans	—	—	75	75

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2021 and 2020. No charge to earnings was included in the years ended December 31, 2021 and 2020.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2021 and 2020:

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$4,423	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (69%)
Individually Analyzed Loans - Commercial Real Estate Loans	$1,672	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (46%)
Individually Analyzed Loans - Agricultural Loans	$79	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 96% (90%)
Individually Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individually Analyzed Loans - Home Equity Loans	$345	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 23% (22%)
Individually Analyzed Loans - Residential Mortgage Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—% -—% (—%)

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$4,985	Sales comparison approach	Adjustment for physical condition of comparable properties sold	26% - 100% (61%)
Individually Analyzed Loans - Commercial Real Estate Loans	$8,893	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (56%)
Individually Analyzed Loans - Agricultural Loans	$551	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 96% (65%)
Individually Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individually Analyzed Loans - Home Equity Loans	$369	Sales comparison approach	Adjustment for physical condition of comparable properties sold	9% - 9% (9%)
Individually Analyzed Loans - Residential Mortgage Loans	$75	Sales comparison approach	Adjustment for physical condition of comparable properties sold	43% - 97% (67%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2021 and 2020. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

		Fair Value Measurements at December 31, 2021 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$396,890	$47,173	$349,717	$—	$396,890
Interest Bearing Time Deposits with Banks	745	—	745	—	745
Loans, Net	2,960,728	—	—	2,980,555	2,980,555
Accrued Interest Receivable	20,229	—	9,213	11,016	20,229
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,397,217)	(4,397,217)	—	—	(4,397,217)
Time Deposits	(347,099)	—	(347,876)	—	(347,876)
Short-term Borrowings	(68,328)	—	(68,328)	—	(68,328)
Long-term Debt	(83,855)	—	(28,320)	(58,303)	(86,623)
Accrued Interest Payable	(613)	—	(579)	(34)	(613)

		Fair Value Measurements at December 31, 2020 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$345,748	$57,972	$287,776	$—	$345,748
Interest Bearing Time Deposits with Banks	1,241	—	1,241	—	1,241
Loans, Net	3,026,340	—	—	3,032,690	3,032,690
Accrued Interest Receivable	20,278	—	6,137	14,141	20,278
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(3,612,078)	(3,612,078)	—	—	(3,612,078)
Time Deposits	(494,452)	—	(495,171)	—	(495,171)
Short-term Borrowings	(52,905)	—	(52,905)	—	(52,905)
Long-term Debt	(141,624)	—	(88,342)	(54,960)	(143,302)
Accrued Interest Payable	(1,084)	—	(1,049)	(35)	(1,084)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 63 banking offices at December 31, 2021. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2021
Net Interest Income	$163,395	$42	$11	$(2,618)	$160,830
Net Gains on Sales of Loans	8,267	—	—	—	8,267
Net Gains on Securities	2,247	—	—	—	2,247
Wealth Management and Investment Services Income	4	10,317	—	—	10,321
Insurance Revenues	14	7	9,247	—	9,268
Noncash Items:
Provision for Credit Losses	(6,500)	—	—	—	(6,500)
Depreciation and Amortization	8,346	46	57	321	8,770
Income Tax Expense (Benefit)	18,774	826	652	(1,604)	18,648
Segment Profit (Loss)	82,066	2,543	2,034	(2,506)	84,137
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2020
Net Interest Income	$157,936	$18	$11	$(2,722)	$155,243
Net Gains on Sales of Loans	9,908	—	—	—	9,908
Net Gains on Securities	4,081	—	—	—	4,081
Wealth Management and Investment Services Income	3	8,002	—	—	8,005
Insurance Revenues	12	15	8,895	—	8,922
Noncash Items:
Provision for Credit Losses	17,550	—	—	—	17,550
Depreciation and Amortization	9,012	28	68	321	9,429
Income Tax Expense (Benefit)	13,758	452	536	(1,912)	12,834
Segment Profit (Loss)	60,812	1,355	1,655	(1,612)	62,210
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2019
Net Interest Income	$147,735	$15	$18	$(2,543)	$145,225
Net Gains on Sales of Loans	4,633	—	—	—	4,633
Net Gains on Securities	1,248	—	—	—	1,248
Wealth Management and Investment Services Income	4	7,274	—	—	7,278
Insurance Revenues	25	28	8,887	—	8,940
Noncash Items:
Provision for Loan Losses	5,325	—	—	—	5,325
Depreciation and Amortization	8,265	6	71	288	8,630
Income Tax Expense (Benefit)	12,724	469	511	(1,687)	12,017
Segment Profit (Loss)	58,793	1,366	1,538	(2,475)	59,222
Segment Assets at December 31, 2019	4,381,945	3,670	9,080	2,977	4,397,672

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Cash	$86,391	$47,533
Other Investments	353	353
Investment in Subsidiary Bank	616,459	614,661
Investment in Non-banking Subsidiaries	5,973	5,956
Other Assets	20,678	17,247
Total Assets	$729,854	$685,750

LIABILITIES
Borrowings	$55,804	$55,400
Other Liabilities	5,591	5,641
Total Liabilities	61,395	61,041

SHAREHOLDERS’ EQUITY
Common Stock	26,554	26,502
Additional Paid-in Capital	276,057	274,385
Retained Earnings	350,364	288,447
Accumulated Other Comprehensive Income (Loss)	15,484	35,375
Total Shareholders’ Equity	668,459	624,709
Total Liabilities and Shareholders’ Equity	$729,854	$685,750

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019
INCOME
Dividends from Subsidiaries
Bank	$65,000	$40,000	$45,000
Non-bank	1,470	1,580	1,400
Interest Income	109	118	102
Other Income (Loss)	11	25	(2)
Total Income	66,590	41,723	46,500

EXPENSES
Salaries and Employee Benefits	537	498	530
Professional Fees	1,256	564	1,685
Occupancy and Equipment Expense	10	7	7
Interest Expense	2,763	2,907	2,781
Other Expenses	1,200	1,286	975
Total Expenses	5,766	5,262	5,978
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	60,824	36,461	40,522
Income Tax Benefit	1,607	1,922	1,712
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	62,431	38,383	42,234
Equity in Undistributed Income of Subsidiaries	21,706	23,827	16,988
NET INCOME	84,137	62,210	59,222

Other Comprehensive Income:
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(19,891)	20,270	22,432
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	—	—	(229)
TOTAL COMPREHENSIVE INCOME	$64,246	$82,480	$81,425

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$84,137	$62,210	$59,222
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	(3,939)	(8,575)	31
Change in Other Liabilities	863	(142)	(406)
Equity Based Compensation	1,723	1,051	1,287
Excess Tax Benefit from Restricted Share Grant	—	3	25
Equity in Excess Undistributed Income of Subsidiaries	(21,706)	(23,827)	(16,988)
Net Cash from Operating Activities	61,078	30,720	43,171

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	—	—	(14,958)
Net Cash from Investing Activities	—	—	(14,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Issuance of Long-term Debt	—	—	39,213
Repayment of Long-term Debt	—	—	(25,000)
Issuance (Retirement) of Common Stock	—	(5,789)	—
Dividends Paid	(22,220)	(20,136)	(17,556)
Net Cash from Financing Activities	(22,220)	(25,925)	(3,343)

Net Change in Cash and Cash Equivalents	38,858	4,795	24,870
Cash and Cash Equivalents at Beginning of Year	47,533	42,738	17,868
Cash and Cash Equivalents at End of Year	$86,391	$47,533	$42,738
NOTE 18 - Business Combinations, Goodwill and Intangible Assets

Business Combinations

Citizens First Acquisition
Effective July 1, 2019, the Company acquired Citizens First Corporation (“Citizens First”) and its subsidiary, Citizens First Bank, Inc., pursuant to an Agreement and Plan of Reorganization dated February 22, 2019. The acquisition was accomplished by the merger of Citizens First with and into the Company, immediately followed by the merger of Citizens First Bank with and into the Company’s subsidiary bank, German American Bank. Citizens First Bank operated 8 banking offices in Barren, Hart, Simpson and Warren Counties in Kentucky. Citizens First’s consolidated assets and equity (unaudited) as of July 1, 2019 totaled $456.0 million and $49.8 million, respectively. The Company accounted for the transaction under the acquisition method of accounting which means that the acquired assets and liabilities were recorded at fair value at the date of acquisition.

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

Under the terms of the merger agreement, each Citizens First common shareholder of record at the effective time of the merger (other than those holding shares in the Citizens First Bank 401(k) Profit Sharing Plan (the “CFB 401(k) Plan”)) became entitled to receive a cash payment of $5.80 and a 0.6629 share of common stock of the Company for each of their former shares of Citizens First common stock. In addition, as record holder of shares of Citizens First common stock held in the CFB 401(k) Plan, the plan administrator was entitled to receive a cash payment of $25.77 for each share held by the CFB 401(k) Plan, which amount is equal to (i) the exchange ratio multiplied by the closing trading price of the Company’s common stock on June 28, 2019, plus (ii) $5.80. As a result, in connection with the closing of the merger on July 1, 2019, the Company issued approximately 1,664,000 shares of its common stock to the former shareholders of Citizens First and paid cash consideration in the aggregate amount of $15.5 million.

This acquisition is consistent with the Company’s strategy to build a regional presence in central and western Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2021, 2020, and 2019, were classified as follows:

	2021	2020	2019

Beginning of Year	$121,956	$121,306	$103,681
Acquired Goodwill	—	650	17,625
Adjustments	(195)	—	—
End of Year	$121,761	$121,956	$121,306

Of the $121,761 carrying amount of goodwill, $120,429 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2021. The decrease of $195 in 2021 is attributable to the sale of two branches located in Lexington, Kentucky. Of the $121,956 carrying amount of goodwill, $120,624 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2020. During 2020, the Company finalized valuation estimates for the Citizens First acquisition and recorded $650 of additional goodwill. Of the $121,306 carrying amount of goodwill, $119,974 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2019.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2021, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2021
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$25,675	$(21,320)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,348)
Total	$31,340	$(26,925)

	2020
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$25,780	$(18,619)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,318)
Total	$31,445	$(24,194)
Amortization Expense was $2,731, $3,539 and $3,721, for 2021, 2020 and 2019.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)
Estimated amortization expense for each of the next five years is as follows:

2022	$1,947
2023	1,310
2024	736
2025	332
2026	89

NOTE 19 – Other Comprehensive Income (Loss)
The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2021 and 2020, net of tax:

December 31, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$35,943	$(568)	$35,375
Other Comprehensive Income (Loss) Before Reclassification	(18,116)	—	(18,116)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,775)	—	(1,775)
Net Current Period Other
Comprehensive Income (Loss)	(19,891)	—	(19,891)
Ending Balance	$16,052	$(568)	$15,484

December 31, 2020	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$15,673	$(568)	$15,105
Other Comprehensive Income (Loss) Before Reclassification	23,494	—	23,494
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(3,224)	—	(3,224)
Net Current Period Other
Comprehensive Income (Loss)	20,270	—	20,270
Ending Balance	$35,943	$(568)	$35,375

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$2,247	Net Gain (Loss) on Securities
	(472)	Income Tax Expense
	1,775	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$1,775

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

NOTE 20 - Subsequent Events

On January 1, 2022, the Company acquired Citizens Union Bancorp of Shelbyville, Inc. (“CUB”) through the merger of CUB with and into the Company. This was immediately followed by the merger of Citizens Union Bank of Shelbyville, Inc., a wholly-owned subsidiary of CUB, into the Company’s subsidiary bank, German American Bank. CUB, headquartered in Shelbyville, Kentucky, operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through Citizens Union Bank of Shelbyville, Inc. in Kentucky.

As of the closing of the transaction, CUB had total assets of approximately $1,108,546 (unaudited), total loans of approximately $683,807 (unaudited), and total deposits of approximately $930,533 (unaudited). The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the Company’s March 31, 2022 financial statements as such. At the time of these consolidated financial statements, the Company is evaluating CUB’s loan portfolio to determine the impact of day-one accounting under the CECL methodology. Valuations and appraisals on other assets and liabilities are also in process and are not complete as of the time of these financial statements.

The Company issued approximately 2.9 million shares of its common stock, and paid approximately $50,805 in cash, in exchange for all of the issued and outstanding shares of common stock of CUB.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 20 – Subsequent Events (continued)
This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana and Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Consideration
Cash for Stock Options and Fractional Shares	$942
Cash Consideration	49,863
Equity Instruments	111,914
Fair Value of Total Consideration Transferred	$162,719

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Election of Directors,” “Our Executive Officers” and “Section 16(a): Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2022 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2022 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2022 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this Item 12 relating to equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part II, Item 5 of this Report. Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2022 Proxy Statement, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2022 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2022 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The following items are included in Item 8 of this Report:

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit No.	Description
2.1#
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

10.6.A*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2020 is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed July 11, 2019 (SEC File No. 001-15877).

10.6.B*
Description of Additional Director Compensation Arrangements for the 12 month period ending on June 30, 2020 (Restricted Stock Awards) is incorporated by reference from the description included in Item 5.02 of the Registrant’s Current Report on Form 8-K filed December 18, 2019 (SEC File No. 001-15877).

10.7*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2021 (including Restricted Stock Awards) is incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021 (SEC File No. 001-15877).

10.8*+	Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2022.

Exhibit No.	Description
10.9*
Description of Executive Management Incentive Plan for 2019 (awards payable in 2020) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed May 3, 2019 (SEC File No. 001-15877).

10.10*
Description of Executive Management Incentive Plan for 2020 (awards payable in 2021) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed April 3, 2020 (SEC File No. 001-15877).

10.11*
Description of Executive Management Incentive Plan for 2021 (awards payable in 2022) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 12, 2021 (SEC File No. 001-15877).

10.12*
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

10.13*
Supplemental Executive Retirement Agreement between German American Bancorp and Keith A. Leinenbach, dated August 31, 2017, is incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2017 (SEC File No. 001-15877).

10.14*
Supplemental Executive Retirement Agreement between German American Bank and Randall L. Braun, dated March 8, 2021, is incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 12, 2021 (SEC File No. 001-15877).

10.15*
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

10.19*
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

# Schedules to the subject agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 1, 2022	By: /s/D. Neil Dauby
D. Neil Dauby, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 1, 2022	/s/Mark A. Schroeder
Mark A. Schroeder, Executive Chairman

Date:	March 1, 2022	/s/D. Neil Dauby
D. Neil Dauby, Director, President and Chief Executive Officer (principal executive officer)

Date:	March 1, 2022	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	March 1, 2022	/s/Sue J. Ellsperman
Sue J. Ellsperman, Director

Date:	March 1, 2022	/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 1, 2022	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	March 1, 2022	/s/J. David Lett
J. David Lett, Director

Date:	March 1, 2022	/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 1, 2022	/s/M. Darren Root
M. Darren Root, Director

Date:	March 1, 2022	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	March 1, 2022	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 1, 2022	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	March 1, 2022	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	March 1, 2022	/s/Bradley M. Rust
Bradley M. Rust, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

Date:	March 1, 2022	/s/Vicki L. Schuler
Vicki L. Schuler, Senior Vice President, Controller (principal accounting officer)