Form 10-Q
period 2022-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2022-05-10
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2022

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

As of May 6, 2022, the registrant had 29,484,970 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2021, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

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
PPP:    Paycheck Protection Program established under the CARES Act
SBA:    Small Business Administration
SEC:    Securities and Exchange Commission
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and Due from Banks	$60,477	$47,173
Federal Funds Sold and Other Short-term Investments	610,115	349,717
Cash and Cash Equivalents	670,592	396,890

Interest-bearing Time Deposits with Banks	995	745
Securities Available-for-Sale, at Fair Value (Amortized Cost $2,072,913 for March 31, 2022; Amortized Cost $1,869,198 for December 31, 2021; No Allowance for Credit Losses)	1,923,620	1,889,617
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	12,675	10,585

Loans	3,656,034	3,007,926
Less: Unearned Income	(3,582)	(3,662)
Allowance for Credit Losses	(45,078)	(37,017)
Loans, Net	3,607,374	2,967,247

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	15,455	13,048
Premises, Furniture and Equipment, Net	111,815	88,863
Other Real Estate	30	—
Goodwill	178,619	121,761
Intangible Assets	12,330	5,845
Company Owned Life Insurance	83,182	70,070
Accrued Interest Receivable and Other Assets	80,589	43,515
TOTAL ASSETS	$6,697,629	$5,608,539

LIABILITIES
Non-interest-bearing Demand Deposits	$1,789,353	$1,529,223
Interest-bearing Demand, Savings, and Money Market Accounts	3,527,373	2,867,994
Time Deposits	512,884	347,099
Total Deposits	5,829,610	4,744,316

FHLB Advances and Other Borrowings	156,124	152,183
Accrued Interest Payable and Other Liabilities	62,859	43,581
TOTAL LIABILITIES	6,048,593	4,940,080

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,486	26,554
Additional Paid-in Capital	385,272	276,057
Retained Earnings	352,679	350,364
Accumulated Other Comprehensive Income (Loss)	(118,401)	15,484
TOTAL SHAREHOLDERS’ EQUITY	649,036	668,459
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,697,629	$5,608,539
End of period shares issued and outstanding	29,485,683	26,553,508

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Interest and Fees on Loans	$38,935	$35,104
Interest on Federal Funds Sold and Other Short-term Investments	280	85
Interest and Dividends on Securities:
Taxable	4,520	2,607
Non-taxable	5,540	3,729
TOTAL INTEREST INCOME	49,275	41,525

INTEREST EXPENSE
Interest on Deposits	1,329	1,442
Interest on FHLB Advances and Other Borrowings	1,038	1,151
TOTAL INTEREST EXPENSE	2,367	2,593

NET INTEREST INCOME	46,908	38,932
Provision (Benefit) for Credit Losses	5,200	(1,500)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,708	40,432

NON-INTEREST INCOME
Wealth Management Fees	2,638	2,358
Service Charges on Deposit Accounts	2,683	1,678
Insurance Revenues	3,721	3,292
Company Owned Life Insurance	458	352
Interchange Fee Income	3,627	2,830
Other Operating Income	1,268	1,350
Net Gains on Sales of Loans	1,421	2,202
Net Gains on Securities	372	975
TOTAL NON-INTEREST INCOME	16,188	15,037

NON-INTEREST EXPENSE
Salaries and Employee Benefits	23,088	17,805
Occupancy Expense	2,879	3,372
Furniture and Equipment Expense	930	976
FDIC Premiums	476	334
Data Processing Fees	7,724	1,743
Professional Fees	2,363	1,160
Advertising and Promotion	1,138	782
Intangible Amortization	1,017	760
Other Operating Expenses	8,545	4,327
TOTAL NON-INTEREST EXPENSE	48,160	31,259

Income before Income Taxes	9,736	24,210
Income Tax Expense	669	4,653
NET INCOME	$9,067	$19,557

Basic Earnings per Share	$0.31	$0.74
Diluted Earnings per Share	$0.31	$0.74

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2022	2021

NET INCOME	$9,067	$19,557

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(169,340)	(26,685)
Reclassification Adjustment for Gains Included in Net Income	(372)	(975)
Tax Effect	35,827	5,832
Net of Tax	(133,885)	(21,828)

Total Other Comprehensive Income (Loss)	(133,885)	(21,828)

COMPREHENSIVE INCOME (LOSS)	$(124,818)	$(2,271)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2022	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

Net Income	—	—	—	9,067	—	9,067
Other Comprehensive Income (Loss)	—	—	—	—	(133,885)	(133,885)
Cash Dividends ($0.23 per share)	—	—	—	(6,752)	—	(6,752)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp of Shelbyville, Inc., net	2,870,975	2,871	108,852	—	—	111,723
Restricted Share Grants	61,200	61	363	—	—	424

Balances, March 31, 2022	29,485,683	$29,486	$385,272	$352,679	$(118,401)	$649,036

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2021	26,502,157	$26,502	$274,385	$288,447	$35,375	$624,709

Net Income	—	—	—	19,557	—	19,557
Other Comprehensive Income	—	—	—	—	(21,828)	(21,828)
Cash Dividends ($0.21 per share)	—	—	—	(5,554)	—	(5,554)
Issuance of Common Stock for:
Restricted Share Grants	44,123	44	285	—	—	329

Balances, March 31, 2021	26,546,280	$26,546	$274,670	$302,450	$13,547	$617,213

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$9,067	$19,557
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,735	1,553
Depreciation and Amortization	2,654	2,327
Loans Originated for Sale	(46,256)	(70,550)
Proceeds from Sales of Loans Held-for-Sale	48,039	71,465
Provision (Benefit) for Credit Losses	5,200	(1,500)
Gain on Sale of Loans, net	(1,421)	(2,202)
Gain on Securities, net	(372)	(975)
Gain on Sales of Other Real Estate and Repossessed Assets	1	—
Loss on Disposition and Donation of Premises and Equipment	(18)	479
Increase in Cash Surrender Value of Company Owned Life Insurance	(436)	(356)
Equity Based Compensation	424	329
Change in Assets and Liabilities:
Interest Receivable and Other Assets	12,524	711
Interest Payable and Other Liabilities	15,126	5,852
Net Cash from Operating Activities	46,267	26,690

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	40,087	57,093
Proceeds from Sales of Securities Available-for-Sale	91,946	51,370
Purchase of Securities Available-for-Sale	(234,878)	(304,722)
Proceeds from Redemption of Federal Home Loan Bank Stock	7,671	120
Purchase of Loans	(833)	—
Proceeds from Sales of Loans	622	—
Loans Made to Customers, net of Payments Received	30,525	(29,391)
Proceeds from Sales of Other Real Estate	39	—
Property and Equipment Expenditures	(4,057)	(835)
Proceeds from Sales of Land and Buildings	—	1,614
Proceeds from Life Insurance	205	—
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	207,764	—
Net Cash from Investing Activities	139,091	(224,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	154,309	272,173
Change in Short-term Borrowings	(17,608)	(13,041)
Repayments of Long-term Debt	(41,605)	(8,021)
Dividends Paid	(6,752)	(5,554)
Net Cash from Financing Activities	88,344	245,557

Net Change in Cash and Cash Equivalents	273,702	47,496
Cash and Cash Equivalents at Beginning of Year	396,890	345,748
Cash and Cash Equivalents at End of Period	$670,592	$393,244

Cash Paid During the Period for
Interest	$1,661	$2,391
Income Taxes	(648)	(246)

Supplemental Non Cash Disclosures
Reclassification of Land and Buildings to Other Assets	$—	$366
Supplemental Schedule for Investing Activities
Business Combinations (See Note 15 for Business Combinations)
Assets acquired, net of purchase consideration	$946,713	$—
Liabilities assumed	1,003,572	—
Goodwill	$56,859	$—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

NOTE 2 - Recent Accounting Pronouncements

Accounting Guidance Issued But Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is continuing to evaluate the impact of adopting this standard over the effective period and does not expect it to have a material impact.

On March 31, 2022, the FASB issued ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures" which eliminates the troubled debt restructuring (TDR) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. For entities that have adopted ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not adopted ASU 2016-13, the effective dates for the amendments are the same as the effective dates in ASU 2016-13. Early adoption is permitted if ASU 2016-13 has been adopted, including adoption in an interim period. If an entity elects to adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2022	2021
Basic Earnings per Share:
Net Income	$9,067	$19,557
Weighted Average Shares Outstanding	29,403,052	26,510,001
Basic Earnings per Share	$0.31	$0.74

Diluted Earnings per Share:
Net Income	$9,067	$19,557

Weighted Average Shares Outstanding	29,403,052	26,510,001
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,403,052	26,510,001
Diluted Earnings per Share	$0.31	$0.74
For the three months ended March 31, 2022 and 2021, there were no anti-dilutive shares.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

March 31, 2022
Obligations of State and Political Subdivisions	$951,417	$6,248	$(77,796)	$—	$879,869
MBS/CMO	890,290	451	(62,437)	—	828,304
US Gov’t Sponsored Entities & Agencies	231,206	—	(15,759)	—	215,447
Total	$2,072,913	$6,699	$(155,992)	$—	$1,923,620

December 31, 2021
Obligations of State and Political Subdivisions	$896,048	$31,138	$(1,480)	$—	$925,706
MBS/CMO	797,693	4,738	(10,481)	—	791,950
US Gov’t Sponsored Entities & Agencies	175,457	192	(3,688)	—	171,961
Total	$1,869,198	$36,068	$(15,649)	$—	$1,889,617

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
The amortized cost and fair value of Securities at March 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,473	$3,499
Due after one year through five years	20,399	20,755
Due after five years through ten years	76,417	77,310
Due after ten years	851,128	778,305
MBS/CMO	890,290	828,304
US Gov’t Sponsored Entities & Agencies	231,206	215,447
Total	$2,072,913	$1,923,620

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Proceeds from Sales	$91,946	$51,370
Gross Gains on Sales	372	975
Income Taxes on Gross Gains	78	205

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $288,083 and $222,896 as of March 31, 2022 and December 31, 2021, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2022 and December 31, 2021, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$648,624	$(75,715)	$11,405	$(2,081)	$660,029	$(77,796)
MBS/CMO	480,333	(30,102)	285,351	(32,335)	765,684	(62,437)
US Gov’t Sponsored Entities & Agencies	208,572	(15,137)	6,875	(622)	215,447	(15,759)
Total	$1,337,529	$(120,954)	$303,631	$(35,038)	$1,641,160	$(155,992)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$165,210	$(1,386)	$1,500	$(94)	$166,710	$(1,480)
MBS/CMO	467,888	(9,100)	36,827	(1,381)	504,715	(10,481)
US Gov’t Sponsored Entities & Agencies	126,103	(3,480)	7,288	(208)	133,391	(3,688)
Total	$759,201	$(13,966)	$45,615	$(1,683)	$804,816	$(15,649)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value with an allowance. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2022 or December 31, 2021. Accrued interest receivable on available-for-sale debt securities totaled $10,249 at March 31, 2022 and $8,990 at December 31, 2021. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2022 and December 31, 2021. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2022, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $142,411 at March 31, 2022 and $143,593 at December 31, 2021. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	March 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$142,411	$3,473	$143,593	$4,519

Included in Other Liabilities:
Interest Rate Swaps	$142,411	$3,501	$143,593	$4,762

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2022	2021
Interest Rate Swaps:
Included in Other Operating Income	$214	$485

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	March 31, 2022	December 31, 2021
Commercial:
Commercial and Industrial Loans	$580,819	$493,005
Commercial Real Estate Loans	1,938,528	1,530,677
Agricultural Loans	387,764	358,150
Leases	55,700	55,345
Retail:
Home Equity Loans	249,024	222,525
Consumer Loans	86,522	70,302
Credit Cards	15,537	14,357
Residential Mortgage Loans	342,140	263,565

Subtotal	3,656,034	3,007,926
Less: Unearned Income	(3,582)	(3,662)
Allowance for Credit Losses	(45,078)	(37,017)
Loans, net	$3,607,374	$2,967,247

The table above includes $37,895 and $9,861 of purchase credit deteriorated loans as of March 31, 2022 and December 31, 2021, respectively.

As further described in Note 15, during 2022 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on January 1, 2022.

	Acquired Loan Balance	Fair Value Discounts	Fair Value
Bank Acquisition	$683,526	$(5,359)	$678,167

The table below summarizes the remaining carrying amount of acquired loans included in the March 31, 2022 table above.

	Loan Balance at March 31, 2022	Fair Value Discount at March 31, 2022
Bank Acquisition	$659,212	$4,628

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351,260 in principal amount, with approximately $12,024 of related net processing fees on 3,070 PPP loan relationships. As of March 31, 2022, $350,529 of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, with $12,022 in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157,042 in principal amount, with approximately $9,022 of related net processing fees, on 2,601 PPP loan relationships. As of March 31, 2022, $150,850 of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $8,713 in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $6,923 of total PPP loans remain outstanding as of March 31, 2022, with approximately $311 of net fees remaining deferred on that date.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2022 and 2021:

March 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017
Allowance from PCD Loans Acquired in the Current Period	376	1,945	689	—	2	—	—	105	—	3,117
Provision (Benefit) for credit loss expense	2,788	2,095	(435)	(4)	225	183	7	341	—	5,200
Loans charged-off	(5)	(78)	—	—	(210)	(37)	(39)	—	—	(369)
Recoveries collected	7	10	—	—	92	—	4	—	—	113
Total ending allowance balance	$12,720	$23,217	$4,759	$196	$616	$1,207	$212	$2,151	$—	$45,078

March 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision (Benefit) for credit loss expense	(22)	(1,334)	(294)	1	(18)	(31)	59	139	—	(1,500)
Loans charged-off	(190)	(9)	—	—	(125)	—	(47)	(1)	—	(372)
Recoveries collected	15	5	—	—	92	—	—	—	—	112
Total ending allowance balance	$6,248	$28,540	$6,462	$201	$439	$965	$162	$2,082	$—	$45,099

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

Post CUB acquisition and for the three months ended March 31, 2022, the allowance for credit losses decreased primarily due to a decline in individually analyzed loans as well as a decline in the reserve attributable to pandemic-related stressed sectors. While there continues to be great uncertainty related to COVID-19 on our borrowers and communities, we have recognized improvements in employment and gross domestic product which are key indicators utilized in our forecasting for our allowance calculations. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$2,014	$10,470	$383
Commercial Real Estate Loans	58	2,124	—
Agricultural Loans	1,027	1,055	—
Leases	—	—	—
Home Equity Loans	138	216	—
Consumer Loans	17	17	—
Credit Cards	61	61	—
Residential Mortgage Loans	986	986	—
Total	$4,301	$14,929	$383
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $14,929.

Interest income on non-accrual loans recognized during the three months ended March 31, 2022 totaled $20.

December 31, 2021	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,989	$10,530	$—
Commercial Real Estate Loans	145	2,243	156
Agricultural Loans	1,041	1,136	—
Leases	—	—	—
Home Equity Loans	1	24	—
Consumer Loans	16	18	—
Credit Cards	64	64	—
Residential Mortgage Loans	587	587	—
Total	$3,843	$14,602	$156
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $14,602.

Interest income on non-accrual loans recognized during the year ended December 31, 2021 totaled $80.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,392	$2,467	$6,016	$519	$13,394
Commercial Real Estate Loans	26,025	37	—	—	26,062
Agricultural Loans	4,386	524	—	—	4,910
Leases	—	—	—	—	—
Home Equity Loans	496	—	—	—	496
Consumer Loans	6	4	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	819	—	—	—	819
Total	$36,124	$3,032	$6,016	$519	$45,691

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$1,716	$2,444	$549	$5,822	$10,531
Commercial Real Estate Loans	4,610	—	—	—	4,610
Agricultural Loans	1,522	—	—	—	1,522
Leases	—	—	—	—	—
Home Equity Loans	441	—	—	—	441
Consumer Loans	6	—	—	2	8
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	652	—	—	—	652
Total	$8,947	$2,444	$549	$5,824	$17,764

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2022 and December 31, 2021:

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$137	$1,235	$7,673	$9,045	$571,774	$580,819
Commercial Real Estate Loans	956	133	635	1,724	1,936,804	1,938,528
Agricultural Loans	1,005	—	—	1,005	386,759	387,764
Leases	—	—	—	—	55,700	55,700
Home Equity Loans	490	28	216	734	248,290	249,024
Consumer Loans	112	68	—	180	86,342	86,522
Credit Cards	56	7	61	124	15,413	15,537
Residential Mortgage Loans	3,160	177	621	3,958	338,182	342,140
Total	$5,916	$1,648	$9,206	$16,770	$3,639,264	$3,656,034

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$12	$—	$6,147	$6,159	$486,846	$493,005
Commercial Real Estate Loans	—	5	891	896	1,529,781	1,530,677
Agricultural Loans	—	—	—	—	358,150	358,150
Leases	—	—	—	—	55,345	55,345
Home Equity Loans	225	229	25	479	222,046	222,525
Consumer Loans	158	58	4	220	70,082	70,302
Credit Cards	61	9	64	134	14,223	14,357
Residential Mortgage Loans	2,726	507	369	3,602	259,963	263,565
Total	$3,182	$808	$7,500	$11,490	$2,996,436	$3,007,926

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

As of March 31, 2022, the Company had troubled debt restructurings totaling $102. The Company had no specific allocation of allowance for these loans at March 31, 2022. As of December 31, 2021, the Company had troubled debt restructurings totaling $104. The Company had no specific allocation of allowance for these loans at December 31, 2021.

The Company had not committed to lending any additional amounts as of March 31, 2022 and December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three months ended March 31, 2022 and 2021, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2022 and 2021.

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

In response to requests from borrowers who had experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company began making short-term loan modifications involving both partial and full payment deferrals in April 2020. As of both March 31, 2022 and December 31, 2021, the Company had just one commercial real estate loan, in the principal amount of $3.5 million, with a payment modification that was still in effect, with such credit relationship making full interest payments.

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
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Based on the analysis performed at March 31, 2022 and December 31, 2021, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$40,839	$141,045	$55,388	$61,429	$32,911	$71,811	$156,335	$559,758
Special Mention	—	109	598	206	1,124	897	2,210	5,144
Substandard	—	170	1,641	453	1,111	3,813	8,729	15,917
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$40,839	$141,324	$57,627	$62,088	$35,146	$76,521	$167,274	$580,819

Commercial Real Estate:
Risk Rating
Pass	$73,592	$524,161	$323,046	$187,795	$157,093	$545,026	$42,879	$1,853,592
Special Mention	767	1,896	5,230	703	16,420	39,276	—	64,292
Substandard	—	196	—	8,360	4,108	7,980	—	20,644
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$74,359	$526,253	$328,276	$196,858	$177,621	$592,282	$42,879	$1,938,528

Agricultural:
Risk Rating
Pass	$10,349	$54,878	$55,868	$28,967	$25,582	$106,671	$62,604	$344,919
Special Mention	150	1,605	7,108	5,500	2,943	13,940	5,894	37,140
Substandard	—	219	—	57	379	4,754	296	5,705
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$10,499	$56,702	$62,976	$34,524	$28,904	$125,365	$68,794	$387,764

Leases:
Risk Rating
Pass	$5,106	$18,166	$11,958	$12,028	$4,706	$3,736	$—	$55,700
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$5,106	$18,166	$11,958	$12,028	$4,706	$3,736	$—	$55,700

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$141,133	$57,477	$60,883	$29,005	$15,936	$48,559	$122,377	$475,370
Special Mention	115	128	227	649	7	918	1,510	3,554
Substandard	100	1,221	—	1,062	1,378	2,457	7,863	14,081
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$141,348	$58,826	$61,110	$30,716	$17,321	$51,934	$131,750	$493,005

Commercial Real Estate:
Risk Rating
Pass	$404,175	$264,011	$164,204	$131,746	$139,788	$336,066	$26,697	$1,466,687
Special Mention	2,279	—	710	14,426	17,356	13,916	—	48,687
Substandard	74	—	7,687	1,528	—	6,014	—	15,303
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$406,528	$264,011	$172,601	$147,700	$157,144	$355,996	$26,697	$1,530,677

Agricultural:
Risk Rating
Pass	$44,510	$45,101	$22,482	$24,187	$24,325	$71,268	$81,011	$312,884
Special Mention	1,714	5,346	5,503	3,025	6,438	6,624	8,271	36,921
Substandard	—	—	63	385	1,048	6,849	—	8,345
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$46,224	$50,447	$28,048	$27,597	$31,811	$84,741	$89,282	$358,150

Leases:
Risk Rating
Pass	$19,689	$12,706	$12,990	$5,599	$2,473	$1,888	$—	$55,345
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$19,689	$12,706	$12,990	$5,599	$2,473	$1,888	$—	$55,345

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$10,783	$44,901	$15,779	$4,531	$4,320	$2,423	$3,768	$86,505
Nonperforming	—	—	—	—	3	14	—	17
Total Consumer Loans	$10,783	$44,901	$15,779	$4,531	$4,323	$2,437	$3,768	$86,522

Home Equity:
Payment performance
Performing	$34	$—	$—	$—	$21	$821	$247,932	$248,808
Nonperforming	—	—	—	—	—	9	207	216
Total Home Equity Loans	$34	$—	$—	$—	$21	$830	$248,139	$249,024

Residential Mortgage:
Payment performance
Performing	$18,859	$104,561	$54,014	$22,424	$20,538	$120,669	$90	$341,155
Nonperforming	—	—	113	—	75	797	—	985
Total Residential Mortgage Loans	$18,859	$104,561	$54,127	$22,424	$20,613	$121,466	$90	$342,140

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$39,923	$15,900	$4,325	$4,531	$600	$1,655	$3,350	$70,284
Nonperforming	3	—	—	—	—	15	—	18
Total Consumer Loans	$39,926	$15,900	$4,325	$4,531	$600	$1,670	$3,350	$70,302

Home Equity:
Payment performance
Performing	$—	$—	$—	$21	$—	$835	$221,644	$222,500
Nonperforming	—	—	—	—	—	1	24	25
Total Home Equity Loans	$—	$—	$—	$21	$—	$836	$221,668	$222,525

Residential Mortgage:
Payment performance
Performing	$84,809	$38,717	$15,244	$17,369	$19,688	$87,164	$—	$262,991
Nonperforming	—	—	—	—	—	574	—	574
Total Residential Mortgage Loans	$84,809	$38,717	$15,244	$17,369	$19,688	$87,738	$—	$263,565

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	March 31, 2022	December 31, 2021

Performing	$15,476	$14,293
Nonperforming	61	64

Total	$15,537	$14,357

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

March 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$833	$—	$—	$—	$—	$—	$—	$833
Sales	—	622	—	—	—	—	—	—	622

December 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$2,271	$—	$—	$—	$—	$—	$—	$2,271
Sales	2,273	15,415	111	—	—	—	—	—	17,799

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $53,736 and $68,328 as of March 31, 2022 and December 31, 2021, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 77 banking offices at March 31, 2022. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)
personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2022
Net Interest Income	$47,665	$5	$3	$(765)	$46,908
Net Gains on Sales of Loans	1,421	—	—	—	1,421
Net Gains on Securities	372	—	—	—	372
Wealth Management Fees	1	2,637	—	—	2,638
Insurance Revenues	27	1	3,693	—	3,721
Noncash Items:
Provision (Benefit) for Credit Losses	5,200	—	—	—	5,200
Depreciation and Amortization	2,518	10	12	114	2,654
Income Tax Expense (Benefit)	616	204	450	(601)	669
Segment Profit (Loss)	8,429	640	1,429	(1,431)	9,067
Segment Assets at March 31, 2022	6,691,821	7,009	14,102	(15,303)	6,697,629

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2021
Net Interest Income	$39,582	$8	$2	$(660)	$38,932
Net Gains on Sales of Loans	2,202	—	—	—	2,202
Net Gains on Securities	975	—	—	—	975
Wealth Management Fees	1	2,357	—	—	2,358
Insurance Revenues	2	2	3,288	—	3,292
Noncash Items:
Provision (Benefit) for Credit Losses	(1,500)	—	—	—	(1,500)
Depreciation and Amortization	2,217	13	17	80	2,327
Income Tax Expense (Benefit)	4,424	151	395	(317)	4,653
Segment Profit (Loss)	18,628	470	1,248	(789)	19,557
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(unaudited, dollars in thousands except share and per share data)

NOTE 9 – Stock Repurchase Plan

On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares at the time it was approved. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar plan that had been adopted in January 2021. At the time of its termination, the Company had been authorized to purchase up to 1,000,000 shares of common stock under the 2021 repurchase plan. The Company did not repurchase any shares of common stock under the 2021 repurchase plan and has not repurchased any shares under the 2022 repurchase plan.

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

For the three months ended March 31, 2022 and 2021, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2022 and 2021.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2022, the Company granted awards of 63,258 shares of restricted stock. During the three months ended March 31, 2021, the Company granted awards of 44,123 shares of restricted stock. Total unvested restricted stock awards at March 31, 2022 and December 31, 2021 were 128,360 and 67,160, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2022	2021

Restricted Stock Expense	$424	$329
Cash Entitlement Expense	165	83
Tax Effect	(153)	(107)
Net of Tax	$436	$305

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $5,005 and $4,083 as of March 31, 2022 and 2021, respectively.

The Company’s shareholders approved the Company’s 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect certain clarifying changes (the "2019 ESPP"). The 2019 ESPP replaced the Company's 2009 Employee Stock Purchase Plan, which expired by its own terms on August 16, 2019. The 2019 ESPP, which became effective as of October 1, 2019, provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

For the three months ended March 31, 2022, the Company recorded $14 of expense related to the employee stock purchase plan resulting in $11 net of tax. For the three months ended March 31, 2021, the Company recorded $10 of expense, $7 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of March 31, 2022 and 2021 for the employee stock purchase plan. No stock options were outstanding as of March 31, 2022 and December 31, 2021.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
March 31, 2022, the Company held Level 3 securities with a fair value of $100. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$879,769	$100	$879,869
MBS/CMO	—	828,304	—	828,304
US Gov’t Sponsored Entities & Agencies	—	215,447	—	215,447
Total Securities	$—	$1,923,520	$100	$1,923,620

Loans Held-for-Sale	$—	$12,675	$—	$12,675

Derivative Assets	$—	$3,473	$—	$3,473

Derivative Liabilities	$—	$3,501	$—	$3,501

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$925,706	$—	$925,706
MBS/CMO	—	791,950	—	791,950
US Gov’t Sponsored Entities & Agencies	—	171,961	—	171,961
Total Securities	$—	$1,889,617	$—	$1,889,617

Loans Held-for-Sale	$—	$10,585	$—	$10,585

Derivative Assets	$—	$4,519	$—	$4,519

Derivative Liabilities	$—	$4,762	$—	$4,762
As of March 31, 2022 and December 31, 2021, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2022	December 31, 2021

Aggregate Fair Value	$12,675	$10,585
Contractual Balance	12,426	10,296
Gain (Loss)	249	289

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2022 and 2021 were $(40) and $(47) , respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Obligations of State and Political Subdivisions
	2022	2021

Balance of Recurring Level 3 Assets at January 1	$—	$497
Total Losses Included in Other Comprehensive Income	—	(2)
Maturities / Calls	—	(495)
Acquired through Bank Acquisition	100	—
Balance of Recurring Level 3 Assets at March 31	$100	$—

Of the total gain/loss included in earnings for the three months ended March 31, 2022 and 2021, $0 and $(2) was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,421	$4,421
Commercial Real Estate Loans	$—	$—	$21,786	$21,786
Agricultural Loans	$—	$—	$3,079	$3,079
Consumer Loans	$—	$—	$2	$2
Home Equity Loans	$—	$—	$346	$346
Residential Mortgage Loans	$—	$—	$224	$224

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,423	$4,423
Commercial Real Estate Loans	$—	$—	$1,672	$1,672
Agricultural Loans	$—	$—	$79	$79
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$345	$345
Residential Mortgage Loans	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2022 and December 31, 2021:

March 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$4,421	Sales comparison approach	Adjustment for physical condition of comparable properties sold	11%-100% (44%)
Individual Analyzed Loans - Commercial Real Estate Loans	$21,786	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (33%)
Individual Analyzed Loans - Agricultural Loans	$3,079	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (34%)
Individual Analyzed Loans - Consumer Loans	$2	Sales comparison approach	Adjustment for physical condition of comparable properties sold	50%75% (69%)
Individual Analyzed Loans - Home Equity Loans	$346	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—%-38% (24%)
Individual Analyzed Loans - Residential Mortgage Loans	$224	Sales comparison approach	Adjustment for physical condition of comparable properties sold	14%-50% (30%)

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$4,423	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (69%)
Individual Analyzed Loans - Commercial Real Estate Loans	$1,672	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (46%)
Individual Analyzed Loans - Agricultural Loans	$79	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-96% (90%)
Individual Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individual Analyzed Loans - Home Equity Loans	$345	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-23% (22%)
Individual Analyzed Loans - Residential Mortgage Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—%-—% (—%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2022 and December 31, 2021. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$670,592	$60,477	$610,115	$—	$670,592
Interest Bearing Time Deposits with Banks	995	—	995	—	995
Loans, Net	3,577,516	—	—	3,570,214	3,570,214
Accrued Interest Receivable	22,892	—	10,513	12,379	22,892
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,316,726)	(5,316,726)	—	—	(5,316,726)
Time Deposits	(512,884)	—	(514,394)	—	(514,394)
Short-term Borrowings	(53,736)	—	(53,736)	—	(53,736)
Long-term Debt	(102,388)	—	(27,527)	(74,020)	(101,547)
Accrued Interest Payable	(1,319)	—	(1,301)	(18)	(1,319)

		Fair Value Measurements at December 31, 2021 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$396,890	$47,173	$349,717	$—	$396,890
Interest Bearing Time Deposits with Banks	745	—	745	—	745
Loans, Net	2,960,728	—	—	2,980,555	2,980,555
Accrued Interest Receivable	20,229	—	9,213	11,016	20,229
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,397,217)	(4,397,217)	—	—	(4,397,217)
Time Deposits	(347,099)	—	(347,876)	—	(347,876)
Short-term Borrowings	(68,328)	—	(68,328)	—	(68,328)
Long-term Debt	(83,855)	—	(28,320)	(58,303)	(86,623)
Accrued Interest Payable	(613)	—	(579)	(34)	(613)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unaudited, dollars in thousands except share and per share data)
NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021, net of tax:

March 31, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2022	$16,052	$(568)	$15,484
Other Comprehensive Income (Loss) Before Reclassification	(133,591)	—	(133,591)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(294)	—	(294)
Net Current Period Other Comprehensive Income (Loss)	(133,885)	—	(133,885)
Ending Balance at March 31, 2022	$(117,833)	$(568)	$(118,401)

March 31, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2021	$35,943	$(568)	$35,375
Other Comprehensive Income (Loss) Before Reclassification	(21,058)	—	(21,058)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(770)	—	(770)
Net Current Period Other Comprehensive Income (Loss)	(21,828)	—	(21,828)
Ending Balance at March 31, 2021	$14,115	$(568)	$13,547

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$372	Net Gains on Securities
	(78)	Income Tax Expense
	294	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2022	$294

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three months ended March 31, 2022 and 2021. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2022	2021
In-Scope of Topic 606:
Wealth Management Fees	$2,638	$2,358
Service Charges on Deposit Accounts	2,683	1,678
Insurance Revenues	3,721	3,292
Interchange Fee Income	3,627	2,830
Other Operating Income	758	663
Non-interest Income (in-scope of Topic 606)	13,427	10,821
Non-interest Income (out-of-scope of Topic 606)	2,761	4,216
Total Non-interest Income	$16,188	$15,037

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

Wealth Management Fees: The Company earns wealth management fees from its contracts with trust and brokerage customers to manage assets for investment and/or to transact their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (trade date).

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	83	88
Operating Lease Cost	369	419
Short-term Lease Cost	24	—
Total Lease Cost	$528	$559

The weighted average lease term and discount rates were as follows:

	March 31, 2022	March 31, 2021

Weighted Average Remaining Lease Term:
Finance Leases	10 years	11 years
Operating Leases	8 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.44%	11.47%
Operating Leases	2.90%	3.14%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental balance sheet information related to leases were as follows:

	March 31, 2022	March 31, 2021

Finance Leases
Premises, Furniture and Equipment, Net	$2,015	$2,225
Other Borrowings	3,004	3,183

Operating Leases
Operating Lease Right-of-Use Assets	$7,128	$6,531
Operating Lease Liabilities	7,249	6,619

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$83	$88
Operating Cash Flows from Operating Leases	337	1,281
Financing Cash Flows from Finance Leases	45	34

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2022
	Finance Leases	Operating Leases

Year 1	$519	$1,298
Year 2	519	1,193
Year 3	519	1,111
Year 4	519	1,001
Year 5	519	915
Thereafter	2,304	2,617
Total Lease Payments	4,899	8,135
Less Imputed Interest	(1,895)	(886)
Total	$3,004	$7,249

NOTE 15 - Business Combinations

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)
As of the closing of the transaction, CUB had total assets of approximately $1,108,546 (unaudited), total loans of approximately $683,807 (unaudited), and total deposits of approximately $930,533 (unaudited). The Company accounted for the transaction under the acquisition method of accounting which means these financial assets and liabilities were recorded at fair value at the day of acquisition. The fair value of the common shares issued as part of the consideration paid for CUB was based upon the closing price of the Company's common shares on the acquisition date. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan, deferred tax, and premises and equipment measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects that final valuation estimates will be completed prior to December 31, 2022.

In accordance with ASC 805, the Company has expensed approximately $11,705 of direct acquisition costs and recorded $56,859 of goodwill and $7,572 of intangible assets. The goodwill of $56,859 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the CUB acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Consideration
Cash for Stock Options and Fractional Shares	$942
Cash Consideration	49,863
Equity Instruments	111,914
Fair Value of Total Consideration Transferred	$162,719

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$20,244
Federal Funds Sold and Other Short-term Investments	238,325
Interest-bearing Time Deposits with Banks	250
Securities	102,233
Loans	678,167
Stock in FHLB and Other Restricted Stock, at Cost	10,078
Premises, Furniture & Equipment	20,605
Other Real Estate	40
Intangible Assets	7,572
Company Owned Life Insurance	12,881
Accrued Interest Receivable and Other Assets	19,037
Deposits - Non-interest Bearing	(237,472)
Deposits - Interest Bearing	(696,750)
FHLB Advances and Other Borrowings	(60,837)
Accrued Interest Payable and Other Liabilities	(8,513)
Total Identifiable Net Assets	105,860
Goodwill	$56,859

Under the terms of the merger agreement, each CUB common shareholder of record at the effective time of the merger became entitled to receive a cash payment of $13.44 and a 0.7739 share of common stock of the Company for each of their former shares of CUB common stock. As a result, in connection with the closing of the merger on January 1, 2022, the Company issued 2,870,975 shares of its common stock to the former shareholders of CUB and paid cash consideration in the aggregate amount of $50.8 million.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

This acquisition is consistent with the Company’s strategy to build a regional presence in Kentucky. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of purchased financial assets with credit deterioration was $29,868 on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $34,453. The Company estimates, on the date of acquisition, that $3,128 of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2021 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2022 and 2021 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 3/31/2022	Quarter Ended 3/31/2021

Net Interest Income	$46,908	$47,731
Non-interest Income	16,188	16,526
Total Revenue	63,096	64,257
Provision for Loan Losses Expense	(1,100)	(2,857)
Non-interest Expense	36,455	37,444
Income Before Income Taxes	27,741	29,670
Income Tax Expense	5,022	5,949
Net Income	$22,719	$23,721
Earnings Per Share and Diluted Earnings Per Share	$0.77	$0.81

The above pro forma financial information excludes non-recurring merger costs that totaled $11,705 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $6,300 on a pre-tax basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 77 banking offices in 19 contiguous southern Indiana counties and 14 Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2022 and December 31, 2021 and the consolidated results of operations for the three months ended March 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Net income for the quarter ended March 31, 2022 totaled $9,067,000, or $0.31 per share, a decline of 58% on a per share basis compared with the first quarter 2021 net income of $19,557,000, or $0.74 per share. The change in net income during the first quarter of 2022, compared with the first quarter of 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The first quarter of 2022 results of operations included acquisition-related expenses of $11,705,000 ($8,908,000 or $0.30 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $0.16 per share, on an after tax basis).

On January 1, 2022, the Company completed its acquisition of Citizens Union Bancorp of Shelbyville, Inc. (“CUB”). CUB, headquartered in Shelbyville, Kentucky, operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through its banking subsidiary, Citizens Union Bank of Shelbyville, Inc. As of the closing of the transaction, CUB had total assets of approximately $1.109 billion, total loans of approximately $683.8 million, and total deposits of approximately $930.5 million. The Company issued approximately 2.9 million shares of its common stock, and paid approximately $50.8 million in cash, in exchange for all of the issued and outstanding shares of common stock of CUB.

For further information regarding this acquisition, see Note 15 (Business Combinations) in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2022. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2022, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $6,699,000 and gross unrealized losses totaled approximately $155,992,000 net of applicable taxes is included in other comprehensive income.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. No impairment to Goodwill was indicated based on year-end testing and no triggering events occurred in 2022 causing reassessment.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2022 totaled $9,067,000, or $0.31 per share, a decline of 58% on a per share basis compared with the first quarter 2021 net income of $19,557,000, or $0.74 per share. The change in net income during the first quarter of 2022, compared with the first quarter of 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The first quarter of 2022 results of operations included acquisition-related expenses of $11,705,000 ($8,908,000 or $0.30 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $0.16 per share, on an after tax basis).

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2022 and 2021. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$594,901	$280	0.19%	$337,981	$85	0.10%
Securities:
Taxable	1,067,732	4,520	1.69%	706,574	2,607	1.48%
Non-taxable	919,185	7,013	3.05%	589,056	4,720	3.21%
Total Loans and Leases⁽²⁾	3,667,082	39,022	4.31%	3,107,902	35,164	4.58%
TOTAL INTEREST EARNING ASSETS	6,248,900	50,835	3.28%	4,741,513	42,576	3.63%
Other Assets	537,770			396,290
Less: Allowance for Credit Losses	(46,700)			(47,434)
TOTAL ASSETS	$6,739,970			$5,090,369

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,492,813	$872	0.10%	$2,490,953	$637	0.10%
Time Deposits	528,452	457	0.35%	467,310	805	0.70%
FHLB Advances and Other Borrowings	184,481	1,038	2.28%	183,376	1,151	2.55%
TOTAL INTEREST-BEARING LIABILITIES	4,205,746	2,367	0.23%	3,141,639	2,593	0.33%
Demand Deposit Accounts	1,739,351			1,268,409
Other Liabilities	51,355			53,053
TOTAL LIABILITIES	5,996,452			4,463,101
Shareholders’ Equity	743,518			627,268
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,739,970			$5,090,369

COST OF FUNDS			0.15%			0.22%
NET INTEREST INCOME		$48,468			$39,983
NET INTEREST MARGIN			3.13%			3.41%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first quarter of 2022, net interest income, on a non tax-equivalent basis, totaled $46,908,000, an increase of $7,976,000, or 20%, compared to the first quarter of 2021 net interest income of $38,932,000. The increase in net interest income during the first quarter of 2022 compared with the first quarter of 2021 was primarily attributable to a higher level of earning assets driven by both the CUB acquisition and continued deposit growth, which was partially mitigated by a lower level of PPP loan fee recognition.

The tax equivalent net interest margin for the quarter ended March 31, 2022 was 3.13% compared with 3.41% in the first quarter of 2021. The Company's net interest margin in both periods presented has been impacted by fees recognized as a part of the PPP and accretion of loan discounts on acquired loans. The impact of the PPP fees was significantly less in the first quarter of 2022 compared to the first quarter of 2021.

Fees recognized on PPP loans through net interest income totaled $562,000 during the first quarter of 2022 and $3,008,000 during the first quarter of 2021. The fees recognized related to the PPP contributed approximately 4 basis points to the net interest margin on an annualized basis in the first quarter of 2022 and 25 basis points in the first quarter of 2021. Accretion of loan discounts on acquired loans contributed approximately 7 basis points to the net interest margin in the first quarter of 2022 and 7 basis points in the first quarter of 2021. Accretion of discounts on acquired loans totaled $1,112,000 during the first quarter of 2022 and $867,000 during the first quarter of 2021.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2022, the Company recorded a provision for credit losses of $5,200,000 compared with a negative provision for credit losses of $1,500,000 during the first quarter of 2021. During the first quarter of 2022, the provision for credit losses included $6,300,000 for the Day 1 CECL addition to the allowance for credit loss related to the CUB acquisition for the non-PCD loans.

Net charge-offs totaled $256,000, or 3 basis points on an annualized basis, of average loans outstanding during the first quarter of 2022 compared with $260,000, or 3 basis points, of average loans during the first quarter of 2021. The negative provisions for credit losses in the first quarter of 2022, excluding the Day 1 CECL addition to the allowance for CUB, and the first quarter 2021 was largely due to declines in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020.

The provision for credit losses made during the three months ended March 31, 2022 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended March 31, 2022, non-interest income totaled $16,188,000, an increase of $1,151,000, or 8%, compared with the first quarter of 2021. The increase in non-interest income during the first quarter of 2022 compared with the first quarter of 2021 was primarily driven by the CUB acquisition.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Wealth Management Fees	$2,638	$2,358	$280	12%
Service Charges on Deposit Accounts	2,683	1,678	1,005	60
Insurance Revenues	3,721	3,292	429	13
Company Owned Life Insurance	458	352	106	30
Interchange Fee Income	3,627	2,830	797	28
Other Operating Income	1,268	1,350	(82)	(6)
Subtotal	14,395	11,860	2,535	21
Net Gains on Sales of Loans	1,421	2,202	(781)	(35)
Net Gains on Securities	372	975	(603)	(62)
Total Non-interest Income	$16,188	$15,037	$1,151	8
Wealth management fees increased $280,000, or 12%, during the first quarter of 2022 compared with the first quarter of 2021. The increase during the first quarter of 2022 compared with the first quarter of 2021 was largely attributable to increased assets under management within the Company's wealth management group.

Service charges on deposit accounts increased $1,005,000, or 60%, during the first quarter of 2022 compared with the first quarter of 2021. The increase during the first quarter of 2022 compared with the the first quarter of 2021 was the result of the CUB acquisition as well as increased deposit customer activity.

Insurance revenues increased $429,000, or 13%, during the quarter ended March 31, 2022, compared with the first quarter of 2021. The increase during the first quarter of 2022 compared with the first quarter of 2021 was primarily due to increased contingency revenue and improved commercial lines revenue. Contingency revenue during the first quarter of 2022 totaled $1,620,000 compared with $1,445,000 during the first quarter of 2021. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Interchange fee income increased $797,000, or 28%, during the quarter ended March 31, 2022 compared with the first quarter of 2021. The increase in the level of fees during the first quarter of 2022 compared with the first quarter of 2021 was related to the CUB acquisition as well as increased card utilization by customers.

Net gains on sales of loans declined $781,000, or 35%, during the first quarter of 2022 compared with the first quarter of 2021. The decline in the first quarter of 2022 compared with the first quarter of 2021 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $52.0 million during the first quarter of 2022 compared with $68.5 million during the first quarter of 2021.

The Company realized $372,000 in gains on sales of securities during the first quarter of 2022 compared with $975,000 during the first quarter of 2021. The sales of securities in all periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended March 31, 2022, non-interest expense totaled $48,160,000, an increase of $16,901,000, or 54%, compared with the first quarter of 2021. The first quarter of 2022 non-interest expenses included approximately $11,705,000 of non-recurring acquisition-related expenses for the acquisition of CUB. The primary drivers of the remaining increases in the first quarter of 2022 compared with the first quarter of 2021 were the operating costs for CUB.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Salaries and Employee Benefits	$23,088	$17,805	$5,283	30%
Occupancy, Furniture and Equipment Expense	3,809	4,348	(539)	(12)
FDIC Premiums	476	334	142	43
Data Processing Fees	7,724	1,743	5,981	343
Professional Fees	2,363	1,160	1,203	104
Advertising and Promotion	1,138	782	356	46
Intangible Amortization	1,017	760	257	34
Other Operating Expenses	8,545	4,327	4,218	97
Total Non-interest Expense	$48,160	$31,259	$16,901	54

Salaries and benefits increased $5,283,000, or 30%, during the quarter ended March 31, 2022 compared with the first quarter of 2021. The increase in salaries and benefits during the first quarter of 2022 compared with the first quarter of 2021 was largely attributable to the CUB acquisition completed on January 1, 2021. The first quarter of 2022 included approximately $1,470,000 of acquisition-related salary and benefit costs of a non-recurring nature with the remainder of the increase due primarily to the salaries and benefits costs for the CUB employee base.

Occupancy, furniture and equipment expense declined $539,000, or 12%, during the first quarter of 2022 compared with the first quarter of 2021. The decline during the first quarter of 2022 compared to the first quarter of 2021 was largely related to operating fewer branch offices from the Company’s existing branch network (excluding the CUB acquisition), which was the result of the Company’s 2021 operating optimization plan, and non-recurring costs associated with the optimization plan in the first quarter of 2021, partially mitigated by the operating costs of the CUB branch network in the first quarter of 2022.

Data processing fees increased $5,981,000, or 343%, during the first quarter of 2022 compared with the first quarter of 2021. The increase during the first quarter of 2022 compared with the first quarter of 2021 was largely driven by acquisition-related costs which totaled approximately $4,973,000 during the first quarter of 2022.

Professional fees increased $1,203,000, or 104%, in the first quarter of 2022 compared with the first quarter of 2021. The increase during the first quarter of 2022 was due in large part to professional fees associated with the CUB acquisition. Merger and acquisition related professional fees totaled approximately $1,336,000 during the first quarter of 2022.

Other operating expenses increased $4,218,000, or 97%, during the first quarter of 2022 compared with the first quarter of 2021. The increase in the first quarter of 2022 compared to the first quarter of 2021 was largely attributable to acquisition-

related costs that totaled approximately $3,733,000 in the first quarter of 2022. The acquisition-related costs were primarily vendor contract termination costs.

Income Taxes:

The Company’s effective income tax rate was 6.9% and 19.2%, respectively, during the three months ended March 31, 2022 and 2021. The lower effective tax rate during the first quarter of 2022 compared with the first quarter of 2021 was the result of non-taxable sources of income being a greater component of pre-tax income. The lower level of pre-tax income in the first quarter of 2022 was driven in large part by acquisition costs and the Day 1 CECL provision associated with the CUB merger. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.698 billion at March 31, 2022, representing an increase of $1.089 billion compared with year-end 2021. The increase in total assets at March 31, 2022 compared with year-end 2021 was in large part attributable to the acquisition of CUB as well as continued growth in deposits.

Securities available for sale increased $34.0 million as of March 31, 2022 compared with year-end 2021. The increase in the securities portfolio in the first quarter of 2022 was largely the result of increased levels of deposits. The growth in the reported level of the available for sale securities portfolio was tempered by the fair value adjustments on the portfolio caused by the rapid rise in market interest rates during the first quarter of 2022.

March 31, 2022 total loans increased $648.1 million compared with December 31, 2021. The increase in total loans at March 31, 2022, compared with year-end 2021, was largely due to the acquisition of CUB, which was partially offset by a decline in PPP loans. PPP loans, net of deferred fees, totaled $6.6 million at March 31, 2022 compared with $19.5 million at December 31, 2021. As of March 31, 2022, outstanding loans from the CUB acquisition totaled $659.2 million.

Excluding PPP loans and loans acquired through the CUB acquisition, total loans increased $1.7 million, or less than 1% on an annualized basis, at March 31, 2022 compared with December 31, 2021. Commercial and industrial loans increased approximately $21.2 million, or 16% on an annualized basis, during the first quarter of 2022 compared with year-end 2021, commercial real estate loans increased $13.2 million, or 4% on an annualized basis, while agricultural loans seasonally declined $32.3 million, or 36% on an annualized basis. During the first quarter of 2022 compared with year-end 2021, retail loans declined $0.4 million, or less than 1% on an annualized basis.

End of Period Loan Balances: (dollars in thousands)	March 31, 2022	December 31, 2021	Current Period Change
Commercial and Industrial Loans and Leases	$636,519	$548,350	$88,169
Commercial Real Estate Loans	1,938,528	1,530,677	407,851
Agricultural Loans	387,764	358,150	29,614
Home Equity and Consumer Loans	351,083	307,184	43,899
Residential Mortgage Loans	342,140	263,565	78,575
Total Loans	$3,656,034	$3,007,926	$648,108

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2022	December 31, 2021
Commercial and Industrial Loans and Leases	$12,916	$9,754
Commercial Real Estate Loans	23,217	19,245
Agricultural Loans	4,759	4,505
Home Equity and Consumer Loans	2,035	1,808
Residential Mortgage Loans	2,151	1,705
Unallocated	—	—

Total Allowance for Credit Losses	$45,078	$37,017

The Company’s allowance for credit losses totaled $45.1 million at March 31, 2022 compared to $37.0 million at year-end 2021. The allowance for credit losses represented 1.23% of period-end loans at March 31, 2022 and year-end 2021.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. The Company added $9.4 million to the allowance for credit losses in conjunction with the closing of the CUB acquisition on January 1, 2022 related to the CUB loan portfolio. Of the increase in the allowance for credit losses for the CUB portfolio, $6.3 million was recorded through the provision for credit losses on "Day 1" under the CECL model for non-PCD loans. The Company also acquired $29.9 million in PCD loans for which the Company recorded a credit adjustment of $3.1 million which was included in the allowance for credit losses.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2022, the Company held net discounts on acquired loans of $9.2 million which included $4.6 million related to the CUB loan portfolio.

In response to requests from borrowers who had experienced pandemic-related business or personal cash flow interruptions, and in accordance with regulatory guidance, the Company began making short-term loan modifications involving both partial and full payment deferrals in April 2020. As of March 31, 2022, the Company has just one commercial real estate loan, in the principal amount of $3.5 million, with a payment modification that is still in effect, with such credit relationship making full interest payments.

The following is an analysis of the Company’s non-performing assets at March 31, 2022 and December 31, 2021:

Non-performing Assets: (dollars in thousands)	March 31, 2022	December 31, 2021
Non-accrual Loans	$14,929	$14,602
Past Due Loans (90 days or more)	383	156
Total Non-performing Loans	15,312	14,758
Other Real Estate	30	—
Total Non-performing Assets	$15,342	$14,758

Restructured Loans	$102	$104

Non-performing Loans to Total Loans	0.42%	0.49%
Allowance for Credit Loss to Non-performing Loans	294.40%	250.83%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Commercial and Industrial Loans and Leases	$10,470	$10,530	$383	$—
Commercial Real Estate Loans	2,124	2,243	—	156
Agricultural Loans	1,055	1,136	—	—
Home Equity Loans	216	24	—	—
Consumer Loans	78	82	—	—
Residential Mortgage Loans	986	587	—	—
Total	$14,929	$14,602	$383	$156

Non-performing assets totaled $15.3 million at March 31, 2022 compared to $14.8 million at year-end 2021. Non-performing assets represented 0.23% of total assets at March 31, 2022 compared to 0.26% at December 31, 2021. Non-performing loans totaled $15.3 million at March 31, 2022 compared to $14.8 million at year-end 2021. Non-performing loans represented 0.42% of total loans at March 31, 2022 compared to 0.49% at December 31, 2021. The increase in non-performing assets was primarily attributable to the CUB acquisition which totaled approximately $0.8 million at March 31, 2022.

March 31, 2022 total deposits increased $1.085 billion compared to year-end 2021. The increase in total deposits at March 31, 2022 compared with year-end 2021 was largely attributable to the CUB acquisition and continued general inflows of customer deposits. As of March 31, 2022, deposits from the CUB acquisition totaled $893.9 million. Excluding the deposits related to the acquisition, total deposits increased $191.4 million, or 16% on an annualized basis, at March 31, 2022 compared with year-end 2021.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2022	December 31, 2021	Current Period Change
Non-interest-bearing Demand Deposits	$1,789,353	$1,529,223	$260,130
Interest-bearing Demand, Savings, & Money Market Accounts	3,527,373	2,867,994	659,379
Time Deposits < $100,000	278,477	201,683	76,794
Time Deposits of $100,000 or more	234,407	145,416	88,991
Total Deposits	$5,829,610	$4,744,316	$1,085,294
Capital Resources:

As of March 31, 2022, shareholders’ equity declined by $19.5 million to $649.0 million compared with $668.5 million at year-end 2021. The decline in shareholders’ equity was primarily attributable to a decline in accumulated other comprehensive income of $133.9 million related to the decrease in value of the Company’s available-for-sale securities portfolio driven by a rapid increase in market interest rates during the first quarter of 2022. Partially mitigating the decline was the issuance of the Company’s common shares in the acquisition of CUB. Approximately 2.9 million shares were issued to CUB shareholders resulting in an increase to shareholders’ equity of $111.9 million. Also mitigating the decline was increased retained earnings of $2.3 million due to net income of $9.1 million, which was partially offset by the payment of $6.8 million in shareholder dividends.

Shareholders’ equity represented 9.7% of total assets at March 31, 2022 and 11.9% of total assets at December 31, 2021. Shareholders’ equity included $190.9 million of goodwill and other intangible assets at March 31, 2022 compared to $127.6 million of goodwill and other intangible assets at December 31, 2021. The increase in goodwill and other intangible assets was attributable to the CUB acquisition.

On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar plan that had been adopted in January 2021. The Company has not repurchased any shares of common stock under the 2022 repurchase plan.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At March 31, 2022, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2022 Ratio	12/31/2021 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	14.64%	16.20%	8.00%	N/A
Bank	13.71%	13.36%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.16%	14.61%	6.00%	N/A
Bank	13.07%	12.83%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.46%	14.18%	4.50%	N/A
Bank	13.07%	12.83%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	9.45%	10.10%	4.00%	N/A
Bank	9.26%	8.88%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $273.7 million during the three months ended March 31, 2022 ending at $670.6 million.  During the three months ended March 31, 2022, operating activities resulted in net cash inflows of $46.3 million. Investing activities resulted in net cash inflows of $139.1 million during the three months months ended March 31, 2022. Financing activities resulted in net cash inflows for the three months ended March 31, 2022 of $88.3 million primarily related to growth in the Company’s deposit portfolio.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2022, the parent company had approximately $32.3 million of cash and cash equivalents available to meet its cash flow needs.

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2021, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2022 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$192,253	(0.09)%
+1%	192,448	0.01%
Base	192,433	—
-1%	184,715	(4.01)%
-2%	181,232	(5.82)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2022 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2022 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$858,940	(10.86)%	13.84%	(77) b.p.
+1%	911,834	(5.37)%	14.25%	(36) b.p.
Base	963,561	—	14.61%	—
-1%	1,150,720	19.42%	16.45%	184 b.p.
-2%	974,322	1.12%	13.80%	(81) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff includes restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also seeks to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. The Company believes the plaintiff’s claims are unfounded and has vehemently defended against them, including by filing a motion to dismiss the plaintiff’s amended complaint. On August 25, 2021, while the Company’s motion to dismiss remained pending, the parties participated in a mediation conference. The mediation conference resulted in a settlement in principle, subject to execution of a definitive settlement agreement which would be subject to the Court’s approval. On October 21, 2021, the Company executed a Settlement Agreement and Release, pursuant to which the Company would pay the amount of $3,050,000 in full and complete settlement of plaintiff’s putative class action. On April 18, 2022, plaintiff filed a Motion for Preliminary Approval of Class Action Settlement. That motion remains pending with the Court.

There are no other pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2022	—	—	—	1,000,000
February 2022	—	—	—	1,000,000
March 2022	—	—	—	1,000,000
Total	—	—	—
(1) On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The 2022 plan replaced a similar share repurchase plan approved by the Company’s Board of Directors on January 25, 2021. The Company did not repurchase any shares of common stock under the 2021 repurchase plan and has not repurchased any shares under the 2022 repurchase plan.

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

10.1
Description of Executive Management Incentive Plan for 2022 (awards payable in 2023) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 11, 2022 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: May 10, 2022	By: /s/D. Neil Dauby
D. Neil Dauby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2022	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)