Form 10-Q
period 2022-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2022-08-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2022

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

As of August 2, 2022, the registrant had 29,484,319 outstanding shares of Common Stock, no par value.

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

PCI:    Purchased credit impaired
PPP:    Paycheck Protection Program established under the CARES Act
SBA:    Small Business Administration
SEC:    Securities and Exchange Commission
SOFR:    Secured Overnight Funding Rate recommended as an alternative to LIBOR by the Alternative Reference Rate Committee, a U.S.-based group convened by the FRB and the Federal Reserve Bank of New York
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and Due from Banks	$111,904	$47,173
Federal Funds Sold and Other Short-term Investments	414,141	349,717
Cash and Cash Equivalents	526,045	396,890

Interest-bearing Time Deposits with Banks	995	745
Securities Available-for-Sale, at Fair Value (Amortized Cost $2,088,464 for June 30, 2022; Amortized Cost $1,869,198 for December 31, 2021; No Allowance for Credit Losses)	1,821,735	1,889,617
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	9,171	10,585

Loans	3,652,743	3,007,926
Less: Unearned Income	(3,374)	(3,662)
Allowance for Credit Losses	(45,031)	(37,017)
Loans, Net	3,604,338	2,967,247

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	15,259	13,048
Premises, Furniture and Equipment, Net	111,341	88,863
Other Real Estate	—	—
Goodwill	180,308	121,761
Intangible Assets	11,303	5,845
Company Owned Life Insurance	83,086	70,070
Accrued Interest Receivable and Other Assets	107,769	43,515
TOTAL ASSETS	$6,471,703	$5,608,539

LIABILITIES
Non-interest-bearing Demand Deposits	$1,745,067	$1,529,223
Interest-bearing Demand, Savings, and Money Market Accounts	3,503,789	2,867,994
Time Deposits	464,752	347,099
Total Deposits	5,713,608	4,744,316

FHLB Advances and Other Borrowings	144,885	152,183
Accrued Interest Payable and Other Liabilities	38,781	43,581
TOTAL LIABILITIES	5,897,274	4,940,080

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,483	26,554
Additional Paid-in Capital	386,368	276,057
Retained Earnings	369,673	350,364
Accumulated Other Comprehensive Income (Loss)	(211,095)	15,484
TOTAL SHAREHOLDERS’ EQUITY	574,429	668,459
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,471,703	$5,608,539
End of period shares issued and outstanding	29,483,045	26,553,508

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2022	2021
INTEREST INCOME
Interest and Fees on Loans	$39,987	$34,504
Interest on Federal Funds Sold and Other Short-term Investments	1,232	103
Interest and Dividends on Securities:
Taxable	5,113	3,523
Non-taxable	5,934	4,164
TOTAL INTEREST INCOME	52,266	42,294

INTEREST EXPENSE
Interest on Deposits	1,549	1,269
Interest on FHLB Advances and Other Borrowings	1,120	1,145
TOTAL INTEREST EXPENSE	2,669	2,414

NET INTEREST INCOME	49,597	39,880
Provision (Benefit) for Credit Losses	300	(5,000)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	49,297	44,880

NON-INTEREST INCOME
Wealth Management Fees	2,642	2,620
Service Charges on Deposit Accounts	2,871	1,735
Insurance Revenues	2,254	2,020
Company Owned Life Insurance	894	385
Interchange Fee Income	4,167	3,482
Other Operating Income	1,225	1,342
Net Gains on Sales of Loans	1,049	2,018
Net Gains on Securities	78	300
TOTAL NON-INTEREST INCOME	15,180	13,902

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,384	16,375
Occupancy Expense	2,803	2,833
Furniture and Equipment Expense	969	997
FDIC Premiums	465	329
Data Processing Fees	2,460	1,779
Professional Fees	1,573	1,513
Advertising and Promotion	1,027	705
Intangible Amortization	957	711
Other Operating Expenses	5,063	3,795
TOTAL NON-INTEREST EXPENSE	35,701	29,037

Income before Income Taxes	28,776	29,745
Income Tax Expense	5,029	5,923
NET INCOME	$23,747	$23,822

Basic Earnings per Share	$0.81	$0.90
Diluted Earnings per Share	$0.81	$0.90

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2022	2021
INTEREST INCOME
Interest and Fees on Loans	$78,922	$69,608
Interest on Federal Funds Sold and Other Short-term Investments	1,512	188
Interest and Dividends on Securities:
Taxable	9,633	6,130
Non-taxable	11,474	7,893
TOTAL INTEREST INCOME	101,541	83,819

INTEREST EXPENSE
Interest on Deposits	2,878	2,711
Interest on FHLB Advances and Other Borrowings	2,158	2,296
TOTAL INTEREST EXPENSE	5,036	5,007

NET INTEREST INCOME	96,505	78,812
Provision (Benefit) for Credit Losses	5,500	(6,500)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	91,005	85,312

NON-INTEREST INCOME
Wealth Management Fees	5,280	4,978
Service Charges on Deposit Accounts	5,554	3,413
Insurance Revenues	5,975	5,312
Company Owned Life Insurance	1,352	737
Interchange Fee Income	7,794	6,312
Other Operating Income	2,493	2,692
Net Gains on Sales of Loans	2,470	4,220
Net Gains on Securities	450	1,275
TOTAL NON-INTEREST INCOME	31,368	28,939

NON-INTEREST EXPENSE
Salaries and Employee Benefits	43,472	34,180
Occupancy Expense	5,682	6,205
Furniture and Equipment Expense	1,899	1,973
FDIC Premiums	941	663
Data Processing Fees	10,184	3,522
Professional Fees	3,936	2,673
Advertising and Promotion	2,165	1,487
Intangible Amortization	1,974	1,471
Other Operating Expenses	13,608	8,122
TOTAL NON-INTEREST EXPENSE	83,861	60,296

Income before Income Taxes	38,512	53,955
Income Tax Expense	5,698	10,576
NET INCOME	$32,814	$43,379

Basic Earnings per Share	$1.11	$1.64
Diluted Earnings per Share	$1.11	$1.64

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2022	2021

NET INCOME	$23,747	$23,822

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(117,357)	16,587
Reclassification Adjustment for Gains Included in Net Income	(78)	(300)
Tax Effect	24,741	(3,409)
Net of Tax	(92,694)	12,878

Total Other Comprehensive Income (Loss)	(92,694)	12,878

COMPREHENSIVE INCOME (LOSS)	$(68,947)	$36,700

	Six Months Ended June 30,
	2022	2021

NET INCOME	$32,814	$43,379

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(286,698)	(10,098)
Reclassification Adjustment for Gains Included in Net Income	(450)	(1,275)
Tax Effect	60,569	2,423
Net of Tax	(226,579)	(8,950)

Total Other Comprehensive Income (Loss)	(226,579)	(8,950)

COMPREHENSIVE INCOME (LOSS)	$(193,765)	$34,429

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2022	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

Net Income	—	—	—	9,067	—	9,067
Other Comprehensive Income (Loss)	—	—	—	—	(133,885)	(133,885)
Cash Dividends ($0.23 per share)	—	—	—	(6,752)	—	(6,752)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp of Shelbyville, Inc., net	2,870,975	2,871	108,852	—	—	111,723
Restricted Share Grants	61,200	61	363	—	—	424

Balances, March 31, 2022	29,485,683	$29,486	$385,272	$352,679	$(118,401)	$649,036

Net Income	—	—	—	23,747	—	23,747
Other Comprehensive Income (Loss)	—	—	—	—	(92,694)	(92,694)
Cash Dividends ($0.23 per share)	—	—	—	(6,753)	—	(6,753)
Issuance of Common Stock for:
Restricted Share Grants	(2,638)	(3)	1,096	—	—	1,093

Balances, June 30, 2022	29,483,045	$29,483	$386,368	$369,673	$(211,095)	$574,429

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

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$32,814	$43,379
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	3,341	3,177
Depreciation and Amortization	5,250	4,581
Loans Originated for Sale	(98,293)	(131,409)
Proceeds from Sales of Loans Held-for-Sale	104,858	135,402
Provision (Benefit) for Credit Losses	5,500	(6,500)
Gain on Sale of Loans, net	(2,470)	(4,220)
Gain on Securities, net	(450)	(1,275)
Gain on Sales of Other Real Estate and Repossessed Assets	(19)	(105)
(Gain) Loss on Disposition and Donation of Premises and Equipment	(28)	485
Increase in Cash Surrender Value of Company Owned Life Insurance	(908)	(601)
Equity Based Compensation	1,517	968
Change in Assets and Liabilities:
Interest Receivable and Other Assets	6,508	4,917
Interest Payable and Other Liabilities	(7,299)	(3,375)
Net Cash from Operating Activities	50,321	45,424

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	248
Proceeds from Maturities of Securities Available-for-Sale	73,320	112,808
Proceeds from Sales of Securities Available-for-Sale	97,500	66,748
Purchase of Securities Available-for-Sale	(290,743)	(560,327)
Proceeds from Redemption of Federal Home Loan Bank Stock	7,867	120
Purchase of Loans	(1,063)	—
Proceeds from Sale of Loans Held for Investment	609	—
Loans Made to Customers, net of Payments Received	33,504	16,093
Proceeds from Sales of Other Real Estate	89	430
Property and Equipment Expenditures	(5,211)	(1,795)
Proceeds from Sales of Land and Buildings	—	1,614
Proceeds from Life Insurance	773	—
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	207,764	—
Net Cash from Investing Activities	124,409	(364,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	38,496	343,265
Change in Short-term Borrowings	(28,934)	18,859
Repayments of Long-term Debt	(41,632)	(8,043)
Dividends Paid	(13,505)	(11,109)
Net Cash from Financing Activities	(45,575)	342,972

Net Change in Cash and Cash Equivalents	129,155	24,335
Cash and Cash Equivalents at Beginning of Year	396,890	345,748
Cash and Cash Equivalents at End of Period	$526,045	$370,083

Cash Paid During the Period for
Interest	$4,831	$5,348
Income Taxes	8,312	9,484

Supplemental Non Cash Disclosures
Reclassification of Land and Buildings to Other Assets	$—	$1,499
Supplemental Schedule for Investing Activities
Business Combinations (See Note 15 for Business Combinations)
Assets acquired, net of purchase consideration	$945,043	$—
Liabilities assumed	1,003,591	—
Goodwill	$58,548	$—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

NOTE 2 - Recent Accounting Pronouncements

Accounting Guidance Issued But Not Yet Adopted
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has discontinued originating LIBOR based loans and has a plan in place to transition LIBOR indexed loans primarily to term SOFR or other indices.

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
June 30, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2022	2021
Basic Earnings per Share:
Net Income	$23,747	$23,822
Weighted Average Shares Outstanding	29,483,848	26,545,869
Basic Earnings per Share	$0.81	$0.90

Diluted Earnings per Share:
Net Income	$23,747	$23,822

Weighted Average Shares Outstanding	29,483,848	26,545,869
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,483,848	26,545,869
Diluted Earnings per Share	$0.81	$0.90
For the three months ended June 30, 2022 and 2021, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2022	2021
Basic Earnings per Share:
Net Income	$32,814	$43,379
Weighted Average Shares Outstanding	29,443,673	26,528,034
Basic Earnings per Share	$1.11	$1.64

Diluted Earnings per Share:
Net Income	$32,814	$43,379

Weighted Average Shares Outstanding	29,443,673	26,528,034
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,443,673	26,528,034
Diluted Earnings per Share	$1.11	$1.64
For the six months ended June 30, 2022 and 2021, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

June 30, 2022
U.S. Treasury	$1,494	$—	$(1)	$—	$1,493
Obligations of State and Political Subdivisions	975,510	1,771	(147,072)	—	830,209
MBS/CMO	876,135	67	(96,177)	—	780,025
US Gov’t Sponsored Entities & Agencies	235,325	61	(25,378)	—	210,008
Total	$2,088,464	$1,899	$(268,628)	$—	$1,821,735

December 31, 2021
Obligations of State and Political Subdivisions	$896,048	$31,138	$(1,480)	$—	$925,706
MBS/CMO	797,693	4,738	(10,481)	—	791,950
US Gov’t Sponsored Entities & Agencies	175,457	192	(3,688)	—	171,961
Total	$1,869,198	$36,068	$(15,649)	$—	$1,889,617

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of Securities at June 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,849	$3,856
Due after one year through five years	19,898	20,212
Due after five years through ten years	77,761	76,616
Due after ten years	875,496	731,018
MBS/CMO	876,135	780,025
US Gov’t Sponsored Entities & Agencies	235,325	210,008
Total	$2,088,464	$1,821,735

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021

Proceeds from Sales	$5,554	$15,378
Gross Gains on Sales	78	300
Income Taxes on Gross Gains	16	63

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Proceeds from Sales	$97,500	$66,748
Gross Gains on Sales	450	1,275
Income Taxes on Gross Gains	94	268

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $284,699 and $222,896 as of June 30, 2022 and December 31, 2021, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2022 and December 31, 2021, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$1,493	$(1)	$—	$—	$1,493	$(1)
Obligations of State and Political Subdivisions	695,986	(142,294)	14,716	(4,778)	710,702	(147,072)
MBS/CMO	499,905	(48,520)	269,902	(47,657)	769,807	(96,177)
US Gov’t Sponsored Entities & Agencies	198,294	(24,535)	6,653	(843)	204,947	(25,378)
Total	$1,395,678	$(215,350)	$291,271	$(53,278)	$1,686,949	$(268,628)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$165,210	$(1,386)	$1,500	$(94)	$166,710	$(1,480)
MBS/CMO	467,888	(9,100)	36,827	(1,381)	504,715	(10,481)
US Gov’t Sponsored Entities & Agencies	126,103	(3,480)	7,288	(208)	133,391	(3,688)
Total	$759,201	$(13,966)	$45,615	$(1,683)	$804,816	$(15,649)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value with an allowance. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2022 or December 31, 2021. Accrued interest receivable on available-for-sale debt securities totaled $10,555 at June 30, 2022 and $8,990 at December 31, 2021. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2022 and December 31, 2021. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2022, there was no additional impairment recognized through earnings.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $141,222 at June 30, 2022 and $143,593 at December 31, 2021. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	June 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$141,222	$5,919	$143,593	$4,519

Included in Other Liabilities:
Interest Rate Swaps	$141,222	$5,817	$143,593	$4,762

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Rate Swaps:
Included in Other Operating Income	$130	$190	$344	$675

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	June 30, 2022	December 31, 2021
Commercial:
Commercial and Industrial Loans	$587,460	$493,005
Commercial Real Estate Loans	1,904,235	1,530,677
Agricultural Loans	397,524	358,150
Leases	54,036	55,345
Retail:
Home Equity Loans	261,019	222,525
Consumer Loans	89,230	70,302
Credit Cards	16,073	14,357
Residential Mortgage Loans	343,166	263,565

Subtotal	3,652,743	3,007,926
Less: Unearned Income	(3,374)	(3,662)
Allowance for Credit Losses	(45,031)	(37,017)
Loans, net	$3,604,338	$2,967,247

The table above includes $34,929 and $9,861 of purchase credit deteriorated loans as of June 30, 2022 and December 31, 2021, respectively.

As further described in Note 15, during 2022 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on January 1, 2022.

	Acquired Loan Balance	Fair Value Discounts	Fair Value
Bank Acquisition	$683,526	$(5,359)	$678,167

The table below summarizes the remaining carrying amount of acquired loans included in the June 30, 2022 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Loan Balance	$60,090	$368,657	$55,110	$—	$16,056	$25,720	$—	$76,599	$602,232
Fair Value Discount	(1,084)	(2,932)	196	—	(77)	(240)	—	533	(3,604)

The company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follow:

2022
Purchase Price of Loans at Acquisition	$32,997
Allowance for Credit Losses at Acquisition	3,117
Non-Credit Discount/(Premium) at Acquisition	1,456
Total	$37,570

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
As previously disclosed, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020, providing an approximately $2 trillion stimulus package that included direct payments to individual taxpayers, economic stimulus to significantly impacted industry sectors, emergency funding for hospitals and providers, small business loans, increased unemployment benefits, and a variety of tax incentives. For small businesses, eligible nonprofits and certain others, the CARES Act established a Paycheck Protection Program (“PPP”), a lending program administered by the Small Business Administration (“SBA”) that was intended to incentivize participants to retain their employees by providing them with loans that are fully guaranteed by the U.S. government and subject to forgiveness if program guidelines are met. The PPP was later extended and modified by the Paycheck Protection Program and Health Care Enhancement Act in April 2020 and the Paycheck Protection Program Flexibility Act in June 2020, with PPP funding under this initial round expiring on August 8, 2020.

In December 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act was signed into law as part of the Consolidated Appropriations Act, 2021. In addition to direct stimulus payments and other aid, this Act provided for a second round of PPP loans through March 31, 2021. Under the American Rescue Plan Act of 2021 and the PPP Extension Act of 2021, which were both enacted during March 2021, additional funds were provided for the program and the deadline for applying for PPP loans was extended through May 31, 2021 (with the SBA given until June 30, 2021 to process loan applications).

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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351,260 in principal amount, with approximately $12,024 of related net processing fees on 3,070 PPP loan relationships. As of June 30, 2022, $351,260 of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, with $12,024 in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157,042 in principal amount, with approximately $9,022 of related net processing fees, on 2,601 PPP loan relationships. As of June 30, 2022, $156,398 of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $8,976 in net processing fees having been recognized by the Company. As a result of the forgiveness of the first and second round PPP loans, $644 of total PPP loans remain outstanding as of June 30, 2022, with approximately $46 of net fees remaining deferred on that date.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2022 and 2021:

June 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$12,720	$23,217	$4,759	$196	$616	$1,207	$212	$2,151	$—	$45,078
Provision (Benefit) for credit loss expense	874	(873)	(131)	(5)	293	41	73	28	—	300
Loans charged-off	(56)	—	—	—	(322)	(15)	(51)	(3)	—	(447)
Recoveries collected	7	5	—	—	81	—	5	2	—	100
Total ending allowance balance	$13,545	$22,349	$4,628	$191	$668	$1,233	$239	$2,178	$—	$45,031

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

June 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,248	$28,540	$6,462	$201	$439	$965	$162	$2,082	$—	$45,099
Provision (Benefit) for credit loss expense	(196)	(4,335)	(615)	3	85	(63)	108	13	—	(5,000)
Loans charged-off	—	(1)	—	—	(144)	—	(95)	(1)	—	(241)
Recoveries collected	28	16	—	—	80	6	6	1	—	137
Total ending allowance balance	$6,080	$24,220	$5,847	$204	$460	$908	$181	$2,095	$—	$39,995

The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2022 and 2021:

June 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY	376	1,945	689	—	2	—	—	105	—	3,117
Provision (Benefit) for credit loss expense	3,662	1,223	(566)	(9)	518	224	79	369	—	5,500
Loans charged-off	(61)	(78)	—	—	(532)	(52)	(90)	(3)	—	(816)
Recoveries collected	14	14	—	—	173	—	10	2	—	213
Total ending allowance balance	$13,545	$22,349	$4,628	$191	$668	$1,233	$239	$2,178	$—	$45,031

June 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision (Benefit) for credit loss expense	(218)	(5,669)	(909)	4	67	(94)	167	152	—	(6,500)
Loans charged-off	(190)	(10)	—	—	(269)	—	(142)	(2)	—	(613)
Recoveries collected	43	21	—	—	172	6	6	1	—	249
Total ending allowance balance	$6,080	$24,220	$5,847	$204	$460	$908	$181	$2,095	$—	$39,995

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

For the six months ended June 30, 2022, the allowance for credit losses increased primarily due to the acquisition of CUB which is slightly offset by a decline in individually analyzed loans as well as a decline in the reserve attributable to pandemic-related stressed sectors. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product. There have been some improvement in these factors over previous periods; however, supply chain issues, inflation and the ongoing impact of the COVID-19 pandemic were considered in the qualitative factors to determine the allowance for credit losses. Since PPP loans are guaranteed by the Small Business Administration (SBA), they have minimal impact on the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$716	$9,015	$—
Commercial Real Estate Loans	57	2,105	—
Agricultural Loans	1,018	1,018	1,161
Leases	—	—	—
Home Equity Loans	204	233	—
Consumer Loans	34	79	—
Credit Cards	59	59	—
Residential Mortgage Loans	782	1,412	—
Total	$2,870	$13,921	$1,161
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $13,921.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2022 totaled $7 and $27, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2021	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,989	$10,530	$—
Commercial Real Estate Loans	145	2,243	156
Agricultural Loans	1,041	1,136	—
Leases	—	—	—
Home Equity Loans	1	24	—
Consumer Loans	16	18	—
Credit Cards	64	64	—
Residential Mortgage Loans	587	587	—
Total	$3,843	$14,602	$156
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $14,602.

Interest income on non-accrual loans recognized during the year ended December 31, 2021 totaled $80.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,220	$1,967	$332	$6,000	$11,519
Commercial Real Estate Loans	24,089	37	—	—	24,126
Agricultural Loans	4,444	264	—	—	4,708
Leases	—	—	—	—	—
Home Equity Loans	447	—	—	—	447
Consumer Loans	7	26	—	20	53
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,237	—	—	—	1,237
Total	$33,444	$2,294	$332	$6,020	$42,090

December 31, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$1,716	$2,444	$549	$5,822	$10,531
Commercial Real Estate Loans	4,610	—	—	—	4,610
Agricultural Loans	1,522	—	—	—	1,522
Leases	—	—	—	—	—
Home Equity Loans	441	—	—	—	441
Consumer Loans	6	—	—	2	8
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	652	—	—	—	652
Total	$8,947	$2,444	$549	$5,824	$17,764

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2022 and December 31, 2021:

June 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$40	$46	$7,862	$7,948	$579,512	$587,460
Commercial Real Estate Loans	1,151	—	629	1,780	1,902,455	1,904,235
Agricultural Loans	38	71	1,162	1,271	396,253	397,524
Leases	—	—	—	—	54,036	54,036
Home Equity Loans	636	342	233	1,211	259,808	261,019
Consumer Loans	1,079	18	66	1,163	88,067	89,230
Credit Cards	224	52	59	335	15,738	16,073
Residential Mortgage Loans	4,799	982	1,064	6,845	336,321	343,166
Total	$7,967	$1,511	$11,075	$20,553	$3,632,190	$3,652,743

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$12	$—	$6,147	$6,159	$486,846	$493,005
Commercial Real Estate Loans	—	5	891	896	1,529,781	1,530,677
Agricultural Loans	—	—	—	—	358,150	358,150
Leases	—	—	—	—	55,345	55,345
Home Equity Loans	225	229	25	479	222,046	222,525
Consumer Loans	158	58	4	220	70,082	70,302
Credit Cards	61	9	64	134	14,223	14,357
Residential Mortgage Loans	2,726	507	369	3,602	259,963	263,565
Total	$3,182	$808	$7,500	$11,490	$2,996,436	$3,007,926

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

As of June 30, 2022, the Company had no troubled debt restructurings. The Company had no specific allocation of allowance for these loans at June 30, 2022. As of December 31, 2021, the Company had troubled debt restructurings totaling $104. The Company had no specific allocation of allowance for these loans at December 31, 2021.

The Company had not committed to lending any additional amounts as of June 30, 2022 and December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and six months ended June 30, 2022 and 2021, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2022 and 2021.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at June 30, 2022 and December 31, 2021, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$94,221	$128,056	$48,970	$57,023	$25,320	$66,158	$140,139	$559,887
Special Mention	—	104	630	123	584	643	2,010	4,094
Substandard	326	168	1,658	779	1,141	4,319	15,088	23,479
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$94,547	$128,328	$51,258	$57,925	$27,045	$71,120	$157,237	$587,460

Commercial Real Estate:
Risk Rating
Pass	$152,123	$524,183	$289,249	$179,881	$147,216	$500,418	$38,772	$1,831,842
Special Mention	3,128	1,512	4,926	137	15,795	34,773	—	60,271
Substandard	851	186	—	1,266	2,215	7,604	—	12,122
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$156,102	$525,881	$294,175	$181,284	$165,226	$542,795	$38,772	$1,904,235

Agricultural:
Risk Rating
Pass	$36,391	$52,074	$51,020	$27,243	$23,178	$99,354	$65,789	$355,049
Special Mention	400	1,797	6,730	5,457	3,074	12,979	6,287	36,724
Substandard	—	211	—	54	427	4,763	296	5,751
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$36,791	$54,082	$57,750	$32,754	$26,679	$117,096	$72,372	$397,524

Leases:
Risk Rating
Pass	$8,242	$16,720	$11,127	$11,125	$3,865	$2,957	$—	$54,036
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$8,242	$16,720	$11,127	$11,125	$3,865	$2,957	$—	$54,036

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
June 30, 2022
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

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$25,024	$40,135	$11,037	$3,638	$3,869	$2,159	$3,289	$89,151
Nonperforming	21	13	25	2	3	11	4	79
Total Consumer Loans	$25,045	$40,148	$11,062	$3,640	$3,872	$2,170	$3,293	$89,230

Home Equity:
Payment performance
Performing	$34	$—	$—	$—	$20	$589	$260,143	$260,786
Nonperforming	—	—	—	—	—	1	232	233
Total Home Equity Loans	$34	$—	$—	$—	$20	$590	$260,375	$261,019

Residential Mortgage:
Payment performance
Performing	$38,471	$101,614	$51,356	$21,215	$19,003	$110,075	$20	$341,754
Nonperforming	—	173	170	114	18	937	—	1,412
Total Residential Mortgage Loans	$38,471	$101,787	$51,526	$21,329	$19,021	$111,012	$20	$343,166

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$39,923	$15,900	$4,325	$4,531	$600	$1,655	$3,350	$70,284
Nonperforming	3	—	—	—	—	15	—	18
Total Consumer Loans	$39,926	$15,900	$4,325	$4,531	$600	$1,670	$3,350	$70,302

Home Equity:
Payment performance
Performing	$—	$—	$—	$21	$—	$835	$221,644	$222,500
Nonperforming	—	—	—	—	—	1	24	25
Total Home Equity Loans	$—	$—	$—	$21	$—	$836	$221,668	$222,525

Residential Mortgage:
Payment performance
Performing	$84,809	$38,717	$15,244	$17,369	$19,688	$87,164	$—	$262,991
Nonperforming	—	—	—	—	—	574	—	574
Total Residential Mortgage Loans	$84,809	$38,717	$15,244	$17,369	$19,688	$87,738	$—	$263,565

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	June 30, 2022	December 31, 2021

Performing	$16,014	$14,293
Nonperforming	59	64

Total	$16,073	$14,357

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

June 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$1,063	$—	$—	$—	$—	$—	$—	$1,063
Sales	—	609	—	—	—	—	—	—	609

December 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$2,271	$—	$—	$—	$—	$—	$—	$2,271
Sales	2,273	15,415	111	—	—	—	—	—	17,799

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $42,410 and $68,328 as of June 30, 2022 and December 31, 2021, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 77 banking offices at June 30, 2022. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)
personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2022
Net Interest Income	$50,474	$9	$3	$(889)	$49,597
Net Gains on Sales of Loans	1,049	—	—	—	1,049
Net Gains on Securities	78	—	—	—	78
Wealth Management Fees	1	2,641	—	—	2,642
Insurance Revenues	2	1	2,251	—	2,254
Noncash Items:
Provision (Benefit) for Credit Losses	300	—	—	—	300
Depreciation and Amortization	2,459	11	12	114	2,596
Income Tax Expense (Benefit)	5,129	198	133	(431)	5,029
Segment Profit (Loss)	23,519	617	420	(809)	23,747
Segment Assets at June 30, 2022	6,459,481	7,672	14,524	(9,974)	6,471,703

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2021
Net Interest Income	$40,521	$13	$3	$(657)	$39,880
Net Gains on Sales of Loans	2,018	—	—	—	2,018
Net Gains on Securities	300	—	—	—	300
Wealth Management Fees	2	2,618	—	—	2,620
Insurance Revenues	5	1	2,014	—	2,020
Noncash Items:
Provision (Benefit) for Credit Losses	(5,000)	—	—	—	(5,000)
Depreciation and Amortization	2,148	11	14	81	2,254
Income Tax Expense (Benefit)	6,056	199	101	(433)	5,923
Segment Profit (Loss)	23,309	619	314	(420)	23,822
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2022
Net Interest Income	$98,139	$14	$6	$(1,654)	$96,505
Net Gains on Sales of Loans	2,470	—	—	—	2,470
Net Gains on Securities	450	—	—	—	450
Wealth Management Fees	2	5,278	—	—	5,280
Insurance Revenues	29	2	5,944	—	5,975
Noncash Items:
Provision (Benefit) for Credit Losses	5,500	—	—	—	5,500
Depreciation and Amortization	4,977	21	24	228	5,250
Income Tax Expense (Benefit)	5,745	402	583	(1,032)	5,698
Segment Profit (Loss)	31,948	1,257	1,849	(2,240)	32,814
Segment Assets at June 30, 2022	6,459,481	7,672	14,524	(9,974)	6,471,703

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2021
Net Interest Income	$80,103	$21	$5	$(1,317)	$78,812
Net Gains on Sales of Loans	4,220	—	—	—	4,220
Net Gains on Securities	1,275	—	—	—	1,275
Wealth Management Fees	3	4,975	—	—	4,978
Insurance Revenues	7	3	5,302	—	5,312
Noncash Items:
Provision (Benefit) for Credit Losses	(6,500)	—	—	—	(6,500)
Depreciation and Amortization	4,365	24	31	161	4,581
Income Tax Expense (Benefit)	10,480	350	496	(750)	10,576
Segment Profit (Loss)	41,937	1,089	1,562	(1,209)	43,379
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 9 – Stock Repurchase Plan

On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares at the time it was approved. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. At the time it approved the new plan, the Board also terminated a similar plan that had been adopted in January 2021. At the time of its termination, the Company had been authorized to purchase up to 1,000,000 shares of common stock under the 2021 repurchase plan. The Company did not repurchase any shares of common stock under the 2021 repurchase plan and has not repurchased any shares under the 2022 repurchase plan.

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

For the three and six months ended June 30, 2022 and 2021, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2022 and 2021.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended June 30, 2022, the Company granted no awards of restricted stock. During the six months ended June 30, 2022, the Company granted awards of 63,258 shares of restricted stock. During the three months ended June 30, 2021, the Company granted no awards of restricted stock. During the six months ended June 30, 2021, the Company granted 44,123 shares of restricted stock. Total unvested restricted stock awards at June 30, 2022 and December 31, 2021 were 105,530 and 67,160, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2022	2021

Restricted Stock Expense	$1,094	$638
Cash Entitlement Expense	169	284
Tax Effect	(328)	(239)
Net of Tax	$935	$683

	Six Months Ended June 30,
	2022	2021

Restricted Stock Expense	$1,517	$967
Cash Entitlement Expense	334	367
Tax Effect	(480)	(346)
Net of Tax	$1,371	$988
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,503 and $3,380 as of June 30, 2022 and 2021, respectively.

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

For the three months ended June 30, 2022, the Company recorded $14 of expense related to the employee stock purchase plan resulting in $10 net of tax. For the six months ended June 30, 2022, the Company recorded $28 of expense related to the employee stock purchase plan resulting in $21 net of tax. For the three months ended June 30, 2021, the Company recorded an immaterial amount of expense related to the employee stock purchase plan resulting in an immaterial amount net of tax. For the six months ended June 30, 2021, the company recorded $10 of expense, $7 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of June 30, 2022 and 2021 for the employee stock purchase plan. No stock options were outstanding as of June 30, 2022 and December 31, 2021.

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
June 30, 2022
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2022, the Company held Level 3 securities with a fair value of $94. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$1,493	$—	$—	$1,493
Obligations of State and Political Subdivisions	—	830,115	94	830,209
MBS/CMO	—	780,025	—	780,025
US Gov’t Sponsored Entities & Agencies	—	210,008	—	210,008
Total Securities	$1,493	$1,820,148	$94	$1,821,735

Loans Held-for-Sale	$—	$9,171	$—	$9,171

Derivative Assets	$—	$5,919	$—	$5,919

Derivative Liabilities	$—	$5,817	$—	$5,817

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$925,706	$—	$925,706
MBS/CMO	—	791,950	—	791,950
US Gov’t Sponsored Entities & Agencies	—	171,961	—	171,961
Total Securities	$—	$1,889,617	$—	$1,889,617

Loans Held-for-Sale	$—	$10,585	$—	$10,585

Derivative Assets	$—	$4,519	$—	$4,519

Derivative Liabilities	$—	$4,762	$—	$4,762
As of June 30, 2022 and December 31, 2021, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2022	December 31, 2021

Aggregate Fair Value	$9,171	$10,585
Contractual Balance	9,017	10,296
Gain (Loss)	154	289

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2022 were $(94) and $(135), respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2021 for loans held for sale were $(33) and $(80), respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2022 and 2021:

	Obligations of State and Political Subdivisions
	2022	2021

Balance of Recurring Level 3 Assets at April 1	$94	$—
Total Losses Included in Other Comprehensive Income	—	—
Maturities / Calls	—	—
Acquired through Bank Acquisition	—	—
Balance of Recurring Level 3 Assets at June 30	$94	$—

	Obligations of State and Political Subdivisions
	2022	2021

Balance of Recurring Level 3 Assets at January 1	$—	$497
Total Losses Included in Other Comprehensive Income	—	(2)
Maturities / Calls	—	(495)
Acquired through Bank Acquisition	94	—
Balance of Recurring Level 3 Assets at June 30	$94	$—
Of the total gain/loss included in earnings for the three months ended June 30, 2022 and 2021, $0 and $0 was attributable to other changes in fair value, respectively. Of the total gain/loss included in earnings for the six months ended June 30, 2022 and 2021, $0 and $(2) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$3,804	$3,804
Commercial Real Estate Loans	$—	$—	$20,118	$20,118
Agricultural Loans	$—	$—	$3,148	$3,148
Consumer Loans	$—	$—	$351	$351
Home Equity Loans	$—	$—	$323	$323
Residential Mortgage Loans	$—	$—	$752	$752

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2022 and December 31, 2021:

June 30, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$3,804	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (41%)
Individual Analyzed Loans - Commercial Real Estate Loans	$20,118	Sales comparison approach	Adjustment for physical condition of comparable properties sold	25%-68% (36%)
Individual Analyzed Loans - Agricultural Loans	$3,148	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-83% (48%)
Individual Analyzed Loans - Consumer Loans	$351	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (37%)
Individual Analyzed Loans - Home Equity Loans	$323	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (46%)
Individual Analyzed Loans - Residential Mortgage Loans	$752	Sales comparison approach	Adjustment for physical condition of comparable properties sold	13%-100% (23%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2022 and December 31, 2021. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$526,045	$111,904	$414,141	$—	$526,045
Interest Bearing Time Deposits with Banks	995	—	995	—	995
Loans, Net	3,572,796	—	—	3,564,134	3,564,134
Accrued Interest Receivable	21,946	—	10,675	11,271	21,946
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,248,856)	(5,248,856)	—	—	(5,248,856)
Time Deposits	(464,752)	—	(465,042)	—	(465,042)
Short-term Borrowings	(42,410)	—	(42,410)	—	(42,410)
Long-term Debt	(102,475)	—	(27,234)	(71,169)	(98,403)
Accrued Interest Payable	(818)	—	(671)	(147)	(818)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021, net of tax:

June 30, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2022	$(117,833)	$(568)	$(118,401)
Other Comprehensive Income (Loss) Before Reclassification	(92,632)	—	(92,632)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(62)	—	(62)
Net Current Period Other Comprehensive Income (Loss)	(92,694)	—	(92,694)
Ending Balance at June 30, 2022	$(210,527)	$(568)	$(211,095)

June 30, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2022	$16,052	$(568)	$15,484
Other Comprehensive Income (Loss) Before Reclassification	(226,223)	—	(226,223)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(356)	—	(356)
Net Current Period Other Comprehensive Income (Loss)	(226,579)	—	(226,579)
Ending Balance at June 30, 2022	$(210,527)	$(568)	$(211,095)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$78	Net Gains on Securities
	(16)	Income Tax Expense
	62	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2022	$62

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$450	Net Gains on Securities
	(94)	Income Tax Expense
	356	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2022	$356

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three and six months ended June 30, 2022 and 2021. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2022	2021
In-Scope of Topic 606:
Wealth Management Fees	$2,642	$2,620
Service Charges on Deposit Accounts	2,871	1,735
Insurance Revenues	2,254	2,020
Interchange Fee Income	4,167	3,482
Other Operating Income	820	726
Non-interest Income (in-scope of Topic 606)	12,754	10,583
Non-interest Income (out-of-scope of Topic 606)	2,426	3,319
Total Non-interest Income	$15,180	$13,902

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Six Months Ended
	June 30,
Non-interest Income	2022	2021
In-Scope of Topic 606:
Wealth Management Fees	$5,280	$4,978
Service Charges on Deposit Accounts	5,554	3,413
Insurance Revenues	5,975	5,312
Interchange Fee Income	7,794	6,312
Other Operating Income	1,578	1,389
Non-interest Income (in-scope of Topic 606)	26,181	21,404
Non-interest Income (out-of-scope of Topic 606)	5,187	7,535
Total Non-interest Income	$31,368	$28,939

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
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021

Finance Lease Cost:
Amortization of Right-of -Use Assets	$53	$52
Interest on Lease Liabilities	82	87
Operating Lease Cost	376	342
Short-term Lease Cost	3	7
Total Lease Cost	$514	$488

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Finance Lease Cost:
Amortization of Right-of -Use Assets	$105	$104
Interest on Lease Liabilities	165	175
Operating Lease Cost	745	761
Short-term Lease Cost	27	7
Total Lease Cost	$1,042	$1,047

The weighted average lease term and discount rates were as follows:

	June 30, 2022	June 30, 2021

Weighted Average Remaining Lease Term:
Finance Leases	10 years	11 years
Operating Leases	8 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.43%	11.47%
Operating Leases	2.85%	3.15%

Supplemental balance sheet information related to leases were as follows:

	June 30, 2022	June 30, 2021

Finance Leases
Premises, Furniture and Equipment, Net	$1,963	$2,173
Other Borrowings	2,957	3,140

Operating Leases
Operating Lease Right-of-Use Assets	$6,510	$6,260
Operating Lease Liabilities	6,645	6,357

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$166	$175
Operating Cash Flows from Operating Leases	701	1,805
Financing Cash Flows from Finance Leases	91	69

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2022
	Finance Leases	Operating Leases

Year 1	$519	$1,331
Year 2	519	1,110
Year 3	519	972
Year 4	519	868
Year 5	519	756
Thereafter	2,174	2,425
Total Lease Payments	4,769	7,462
Less Imputed Interest	(1,812)	(817)
Total	$2,957	$6,645

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

In accordance with ASC 805, the Company has expensed approximately $12,132 of direct acquisition costs and recorded $58,548 of goodwill and $7,572 of intangible assets. The goodwill of $58,548 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the CUB acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

Consideration
Cash for Stock Options and Fractional Shares	$942
Cash Consideration	49,863
Equity Instruments	111,914
Fair Value of Total Consideration Transferred	$162,719

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$20,244
Federal Funds Sold and Other Short-term Investments	238,325
Interest-bearing Time Deposits with Banks	250
Securities	102,233
Loans	678,167
Stock in FHLB and Other Restricted Stock, at Cost	10,078
Premises, Furniture & Equipment	20,064
Other Real Estate	40
Intangible Assets	7,572
Company Owned Life Insurance	12,881
Accrued Interest Receivable and Other Assets	17,908
Deposits - Non-interest Bearing	(237,472)
Deposits - Interest Bearing	(696,750)
FHLB Advances and Other Borrowings	(60,837)
Accrued Interest Payable and Other Liabilities	(8,532)
Total Identifiable Net Assets	104,171
Goodwill	$58,548

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

The fair value of purchased financial assets with credit deterioration was $29,868 on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $34,453. The Company estimates, on the date of acquisition, that $3,117 of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2021 after giving effect to certain adjustments. The unaudited pro forma information for the three and six months ended June 30, 2022 and 2021 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 6/30/2022	Quarter Ended 6/30/2021

Net Interest Income	$49,597	$48,453
Non-interest Income	15,180	15,253
Total Revenue	64,777	63,706
Provision for Loan Losses Expense	300	(5,454)
Non-interest Expense	35,274	33,677
Income Before Income Taxes	29,203	35,483
Income Tax Expense	5,029	7,300
Net Income	$24,174	$28,183
Earnings Per Share and Diluted Earnings Per Share	$0.82	$0.96

	Unaudited Pro Forma	Unaudited Pro Forma
	Six Months Ended 6/30/2022	Six Months Ended 6/30/2021

Net Interest Income	$96,505	$96,184
Non-interest Income	31,368	31,779
Total Revenue	127,873	127,963
Provision for Loan Losses Expense	(800)	(8,311)
Non-interest Expense	71,729	71,121
Income Before Income Taxes	56,944	65,153
Income Tax Expense	10,051	13,248
Net Income	$46,893	$51,905
Earnings Per Share and Diluted Earnings Per Share	$1.59	$1.77

For the three months ended June 30, 2022, the above pro forma financial information excludes non-recurring merger costs that totaled $427 on a pre-tax basis. For the six months ended June 30, 2022, the above pro forma financial information excludes non-recurring merger costs that totaled $12,132 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $6,300 on a pre-tax basis.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2022 and December 31, 2021 and the consolidated results of operations for the three and six months ended June 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Net income for the quarter ended June 30, 2022 totaled $23,747,000, or $0.81 per share, a decline of 10% on a per share basis compared with the second quarter 2021 net income of $23,822,000, or $0.90 per share. The decline on a per share basis was the result of the Company's January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

Net income for the six months ended June 30, 2022 totaled $32,814,000, or $1.11 per share, a decline of 32% on a per share basis compared with the first half of 2021 net income of $43,379,000, or $1.64 per share. The change in net income during the first half of 2022, compared with the first half of 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The first half of 2022 results of operations included acquisition-related expenses of $12,132,000 ($9,228,000 or $0.31 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $0.16 per share, on an after tax basis). The decline in per share net income for the six months ended June 30, 2022, as compared to the same period of 2021, was also impacted by the CUB share issuance discussed above.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the

Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2022. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2022, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $1,899,000 and gross unrealized losses totaled approximately $268,628,000 net of applicable taxes is included in other comprehensive income.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2022 totaled $23,747,000, or $0.81 per share, a decline of 10% on a per share basis compared with the second quarter 2021 net income of $23,822,000, or $0.90 per share. The decline on a per share basis was the result of the Company's January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

Net income for the six months ended June 30, 2022 totaled $32,814,000, or $1.11 per share, a decline of 32% on a per share basis compared with the first half of 2021 net income of $43,379,000, or $1.64 per share. The change in net income during the first half of 2022, compared with the first half of 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The first half of 2022 results of operations included acquisition-related expenses of $12,132,000 ($9,228,000 or $0.31 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $0.16 per share, on an after tax basis). The decline in per share net income for the six months ended June 30, 2022, as compared to the same period of 2021, was also impacted by the CUB share issuance discussed above.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2022 and 2021. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$606,488	$1,232	0.81%	$386,144	$103	0.11%
Securities:
Taxable	1,025,156	5,113	2.00%	816,444	3,523	1.73%
Non-taxable	850,046	7,512	3.53%	664,088	5,271	3.17%
Total Loans and Leases⁽²⁾	3,649,466	40,058	4.40%	3,119,385	34,561	4.44%
TOTAL INTEREST EARNING ASSETS	6,131,156	53,915	3.52%	4,986,061	43,458	3.49%
Other Assets	552,148			419,116
Less: Allowance for Credit Losses	(45,335)			(45,790)
TOTAL ASSETS	$6,637,969			$5,359,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,622,748	$1,113	0.12%	$2,704,765	$672	0.10%
Time Deposits	492,453	436	0.36%	425,972	597	0.56%
FHLB Advances and Other Borrowings	145,705	1,120	3.08%	179,698	1,145	2.56%
TOTAL INTEREST-BEARING LIABILITIES	4,260,906	2,669	0.25%	3,310,435	2,414	0.29%
Demand Deposit Accounts	1,740,592			1,377,754
Other Liabilities	38,031			39,595
TOTAL LIABILITIES	6,039,529			4,727,784
Shareholders’ Equity	598,440			631,603
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,637,969			$5,359,387

COST OF FUNDS			0.17%			0.19%
NET INTEREST INCOME		$51,246			$41,044
NET INTEREST MARGIN			3.35%			3.30%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the second quarter of 2022, net interest income, on a non tax-equivalent basis, totaled $49,597,000, an increase of $9,717,000, or 24%, compared to the second quarter of 2021 net interest income of $39,880,000. The increase in net interest income during the second quarter of 2022 compared with the second quarter of 2021 was primarily attributable to a higher level of earning assets driven by both the CUB acquisition and deposit growth which led to a higher level of securities and short-term investments. Such increase was partially mitigated by a lower level of PPP loan fee recognition.

The tax equivalent net interest margin for the quarter ended June 30, 2022 was 3.35% compared with 3.30% in the second quarter of 2021. The improvement in the net interest margin during the second quarter of 2022 was largely attributable to increased market interest rates resulting in improved yields on earning assets. The Company's net interest margin in both periods presented was impacted by fees recognized as a part of the PPP and accretion of loan discounts on acquired loans. The impact of the PPP fees and accretion of loan discounts was significantly less in the second quarter of 2022 compared to the second quarter of 2021.

Fees recognized on PPP loans through net interest income totaled $264,000 during the second quarter of 2022 and $2,776,000 during the second quarter of 2021. The fees recognized related to the PPP contributed approximately 2 basis points to the net interest margin on an annualized basis in the second quarter of 2022 and 22 basis points in the second quarter of 2021. Accretion of loan discounts on acquired loans contributed approximately 10 basis points to the net interest margin in the second quarter of 2022 and 5 basis points in the second quarter of 2021. Accretion of discounts on acquired loans totaled $1,528,000 during the second quarter of 2022 and $671,000 during the second quarter of 2021.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2022 and 2021. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$600,727	$1,512	0.51%	$362,196	$188	0.10%
Securities:
Taxable	1,046,326	9,633	1.84%	761,812	6,130	1.61%
Non-taxable	884,425	14,524	3.28%	626,780	9,991	3.19%
Total Loans and Leases⁽²⁾	3,658,225	79,080	4.36%	3,113,675	69,725	4.51%
TOTAL INTEREST EARNING ASSETS	6,189,703	104,749	3.40%	4,864,463	86,034	3.56%
Other Assets	544,998			407,765
Less: Allowance for Credit Losses	(46,013)			(46,607)
TOTAL ASSETS	$6,688,688			$5,225,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,558,139	$1,984	0.11%	$2,598,449	$1,309	0.10%
Time Deposits	510,353	894	0.35%	446,527	1,402	0.63%
FHLB Advances and Other Borrowings	164,986	2,158	2.64%	181,527	2,296	2.55%
TOTAL INTEREST-BEARING LIABILITIES	4,233,478	5,036	0.24%	3,226,503	5,007	0.31%
Demand Deposit Accounts	1,739,975			1,323,384
Other Liabilities	44,657			46,286
TOTAL LIABILITIES	6,018,110			4,596,173
Shareholders’ Equity	670,578			629,448
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,688,688			$5,225,621

COST OF FUNDS			0.16%			0.21%
NET INTEREST INCOME		$99,713			$81,027
NET INTEREST MARGIN			3.24%			3.35%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first half of 2022, net interest income, on a non tax-equivalent basis, totaled $96,505,000, an increase of $17,693,000, or 22%, compared to the first half of 2021 net interest income of $78,812,000. The increase in net interest income during the first half of 2022 compared with same period of 2021 was primarily attributable to a higher level of earning assets driven by both the CUB acquisition, and deposit growth which led to a higher level of securities and short-term investments. Such increase was partially mitigated by a lower level of PPP loan fee recognition.

The tax equivalent net interest margin for the six months ended June 30, 2022 was 3.24% compared with 3.35% in the first half of 2021. The decline in the net interest margin during the first half of 2022 was largely attributable a lower level of PPP loan fee recognition partially offset by increased market interest rates resulting in improved yields on earning assets and increased accretion on acquired loans.

Fees recognized on PPP loans through net interest income totaled $826,000 during the first half of 2022 and $5,793,000 during the first half of 2021. The fees recognized related to the PPP contributed approximately 3 basis points to the net interest margin on an annualized basis in the first six months of 2022 and 24 basis points in the same period of 2021. Accretion of loan discounts on acquired loans contributed approximately 9 basis points to the net interest margin in the first half of 2022 and 6 basis points in the first half of 2021. Accretion of discounts on acquired loans totaled $2,639,000 during the first half of 2022 and $1,538,000 during the first half of 2021.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2022, the Company recorded a provision for credit losses of $300,000 compared with a negative provision for credit losses of $5,000,000 during the second quarter of 2021. The negative provision for credit losses in the second quarter of 2021 was largely due to a decline in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020.

During the six months ended June 30, 2022, the Company recorded a provision for credit losses of $5,500,000 compared with the first six months of 2021 negative provision for credit losses of $6,500,000. During the first quarter of 2022, the provision for credit losses included $6,300,000 for the Day 1 CECL addition to the allowance for credit loss related to the CUB acquisition for the non-PCD loans. The negative provision for credit losses during the first half of 2021 was largely due to a decline in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020.

Net charge-offs totaled $347,000, or 4 basis points on an annualized basis, of average loans outstanding during the second quarter of 2022 compared with $104,000, or 1 basis point, of average loans during the second quarter of 2021. Net charge-offs totaled $603,000 or 3 basis points on an annualized basis of average loans outstanding during the six months ended June 30, 2022, compared with $364,000 or 2 basis points on an annualized basis of average loans outstanding during the same period of 2021.

The provision for credit losses made during the three and six months ended June 30, 2022 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended June 30, 2022, non-interest income totaled $15,180,000, an increase of $1,278,000, or 9%, compared with the second quarter of 2021. The increase in non-interest income during the second quarter of 2022 compared with the second quarter of 2021 was in large part attributable to the CUB acquisition.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Wealth Management Fees	$2,642	$2,620	$22	1%
Service Charges on Deposit Accounts	2,871	1,735	1,136	65
Insurance Revenues	2,254	2,020	234	12
Company Owned Life Insurance	894	385	509	132
Interchange Fee Income	4,167	3,482	685	20
Other Operating Income	1,225	1,342	(117)	(9)
Subtotal	14,053	11,584	2,469	21
Net Gains on Sales of Loans	1,049	2,018	(969)	(48)
Net Gains on Securities	78	300	(222)	(74)
Total Non-interest Income	$15,180	$13,902	$1,278	9

Service charges on deposit accounts increased $1,136,000, or 65%, during the second quarter of 2022 compared with the second quarter of 2021. The increase during the second quarter of 2022 was the result of the CUB acquisition as well as increased deposit customer activity.

Company owned life insurance increased $509,000, or 132%, during the second quarter of 2022 compared with the second quarter of 2021. The increase in the second quarter of 2022 was primarily the result of death benefit claims received during the second quarter of 2022.

Interchange fee income increased $685,000, or 20%, during the quarter ended June 30, 2022 compared with the second quarter of 2021. The increase in the level of fees during the second quarter of 2022 compared with the second quarter of 2021 was related to the CUB acquisition as well as increased card utilization by customers.

Net gains on sales of loans declined $969,000, or 48%, during the second quarter of 2022 compared with the second quarter of 2021. The decline in the second quarter of 2022 compared with the second quarter of 2021 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $52.5 million during the second quarter of 2022 compared with $61.5 million during the second quarter of 2021.

The Company realized $78,000 in gains on sales of securities during the second quarter of 2022 compared with $300,000 during the second quarter of 2021. The sales of securities in all periods was done as part of modest shifts in the allocations within the securities portfolio.

During the six months ended June 30, 2022, non-interest income totaled $31,368,000, an increase of $2,429,000, or 8%, compared with the first half of 2021. The increase in non-interest income during 2022 compared with 2021 was in large part attributable to the CUB acquisition.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Wealth Management Fees	$5,280	$4,978	$302	6%
Service Charges on Deposit Accounts	5,554	3,413	2,141	63
Insurance Revenues	5,975	5,312	663	12
Company Owned Life Insurance	1,352	737	615	83
Interchange Fee Income	7,794	6,312	1,482	23
Other Operating Income	2,493	2,692	(199)	(7)
Subtotal	28,448	23,444	5,004	21
Net Gains on Sales of Loans	2,470	4,220	(1,750)	(41)
Net Gains on Securities	450	1,275	(825)	(65)
Total Non-interest Income	$31,368	$28,939	$2,429	8

Service charges on deposit accounts increased $2,141,000, or 63%, during the first half of 2022 compared with the first half of 2021. The increase during 2022 compared with 2021 was the result of the CUB acquisition as well as increased deposit customer activity.

Company owned life insurance revenue increased $615,000, or 83%, during the six months ended June 30, 2022 compared with the first half of 2021. The increase was largely related to death benefits received from life insurance policies during 2022 and to the CUB acquisition.

Interchange fee income increased $1,482,000, or 23%, during the first half of 2022 compared with the same period of 2021. The increase in the level of fees during the first half of 2022 compared with the first half of 2021 was related to the CUB acquisition as well as increased card utilization by customers.

Net gains on sales of loans declined $1,750,000, or 41%, during the first half of 2022 compared with the same period of 2021. The decline in 2022 compared with 2021 was generally attributable to a lower volume of loans sold and lower pricing levels. Loan sales totaled $101.7 million during 2022 compared with $130.0 million during 2021.

The Company realized $450,000 in gains on sales of securities during the first half of 2022 compared with $1,275,000 during the same period of 2021. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended June 30, 2022, non-interest expense totaled $35,701,000, an increase of $6,664,000, or 23%, compared with the second quarter of 2021. The second quarter of 2022 non-interest expenses included approximately $426,000 of non-recurring acquisition-related expenses for the acquisition of CUB. The increase in non-interest expense in the second quarter of 2022 compared with the second quarter of 2021 was primarily related to the operating costs for CUB.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Salaries and Employee Benefits	$20,384	$16,375	$4,009	24%
Occupancy, Furniture and Equipment Expense	3,772	3,830	(58)	(2)
FDIC Premiums	465	329	136	41
Data Processing Fees	2,460	1,779	681	38
Professional Fees	1,573	1,513	60	4
Advertising and Promotion	1,027	705	322	46
Intangible Amortization	957	711	246	35
Other Operating Expenses	5,063	3,795	1,268	33
Total Non-interest Expense	$35,701	$29,037	$6,664	23

Salaries and benefits increased $4,009,000, or 24%, during the quarter ended June 30, 2022 compared with the second quarter of 2021. The increase in salaries and benefits during the second quarter of 2022 compared with the second quarter of 2021 was largely related to the salaries and benefit costs for the CUB employee base and a higher number of full time equivalent employees.

Data processing fees increased $681,000, or 38%, during the second quarter of 2022 compared with the second quarter of 2021. The increase in data processing fees during the second quarter of 2022 compared with the same period of the prior year was in part attributable to the CUB acquisition and additionally related to continued data system enhancements.

Advertising and promotion expense increased $322,000, or 46%, in the second quarter of 2022 compared with the second quarter of 2021. The increase during the second quarter of 2022 was due in large part to expenses related to the CUB acquisition.

Other operating expenses increased $1,268,000, or 33%, during the second quarter of 2022 compared with the second quarter of 2021. The increase in the second quarter of 2022 compared with the same period of 2021 was largely due to operating costs related to the acquisition of CUB and provisions related to the allowance for credit losses for unfunded commitments.

During the six months ended June 30, 2022, non-interest expense totaled $83,861,000, an increase of $23,565,000, or 39%, compared with the first half of 2021. The first half of 2022 non-interest expenses included approximately $12,132,000 of non-recurring acquisition-related expenses for the acquisition of CUB. The primary drivers of the remaining increases in the first half of 2022 compared with the first half of 2021 were the operating costs for CUB.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Salaries and Employee Benefits	$43,472	$34,180	$9,292	27%
Occupancy, Furniture and Equipment Expense	7,581	8,178	(597)	(7)
FDIC Premiums	941	663	278	42
Data Processing Fees	10,184	3,522	6,662	189
Professional Fees	3,936	2,673	1,263	47
Advertising and Promotion	2,165	1,487	678	46
Intangible Amortization	1,974	1,471	503	34
Other Operating Expenses	13,608	8,122	5,486	68
Total Non-interest Expense	$83,861	$60,296	$23,565	39

Salaries and benefits increased $9,292,000, or 27%, during the first half of 2022 compared with the same period of 2021. The increase in salaries and benefits during the first half of 2022 compared with the first half of 2021 was largely attributable to the CUB acquisition completed on January 1, 2022. The first half of 2022 included approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature with the remainder of the increase due primarily to the salaries and benefits costs for the CUB employee base.

Occupancy, furniture and equipment expense declined $597,000, or 7%, during the first half of 2022 compared with the same period of 2021. The decline during the first half of 2022 compared to the first half of 2021 was largely related to operating fewer branch offices from the Company’s existing branch network (excluding the CUB acquisition), which was the result of the Company’s 2021 operating optimization plan, and non-recurring costs associated with the optimization plan in the first half of 2021, partially mitigated by the operating costs of the CUB branch network in the first half of 2022.

Data processing fees increased $6,662,000, or 189%, during the first half of 2022 compared with the first half of 2021. The increase during 2022 compared with 2021 was largely driven by acquisition-related costs which totaled approximately $4,982,000 during the first half of 2022, along with the CUB operating costs and additionally related to continued data system enhancements.

Professional fees increased $1,263,000, or 47%, in the first half of 2022 compared with the first half of 2021. The increase during 2022 was primarily due to professional fees associated with the CUB acquisition. Merger and acquisition related professional fees totaled approximately $1,616,000 during the first half of 2022.

Advertising and promotion expense increased $678,000, or 46%, in the first half of 2022 compared with the first half of 2021. The increase during 2022 was due in large part to expenses related to the CUB acquisition.

Other operating expenses increased $5,486,000, or 68%, during the first half of 2022 compared with the first half of 2021. The increase in 2022 compared to 2021 was largely attributable to acquisition-related costs that totaled approximately $3,857,000 in the first half of 2022 and operating costs associated with CUB. The acquisition-related costs were primarily vendor contract termination costs.

Income Taxes:

The Company’s effective income tax rate was 17.5% and 19.9%, respectively, during the three months ended June 30, 2022 and 2021. The Company's effective income tax rate was 14.8% and 19.6%, respectively, during the six months ended June 30, 2022 and 2021. The lower effective tax rate during the first half of 2022 compared with the first half of 2021 was the result of non-taxable sources of income being a greater component of pre-tax income. The lower level of pre-tax income in the first half of 2022 was driven in large part by acquisition costs and the Day 1 CECL provision associated with the CUB merger. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.472 billion at June 30, 2022, representing an increase of $863.2 million compared with year-end 2021. The increase in total assets at June 30, 2022 compared with year-end 2021 was in large part attributable to the acquisition of CUB.

Securities available for sale declined $67.9 million as of June 30, 2022 compared with year-end 2021. The decline in the securities portfolio in the first half of 2022 was largely the result of fair value adjustments on the available-for-sale portfolio caused by the rapid rise in market interest rates during the first half of 2022.

June 30, 2022 total loans increased $644.8 million compared with December 31, 2021. The increase in total loans at June 30, 2022, compared with year-end 2021, was largely due to the acquisition of CUB, which was partially offset by a decline in PPP loans. PPP loans, net of deferred fees, totaled $0.6 million at June 30, 2022 compared with $19.5 million at December 31, 2021. As of June 30, 2022, outstanding loans from the CUB acquisition totaled approximately $602.2 million.

Excluding PPP loans and loans acquired through the CUB acquisition, total loans increased $61.4 million, or 4% on an annualized basis, at June 30, 2022 compared with December 31, 2021. Commercial and industrial loans increased approximately $33.0 million, or 12% on an annualized basis, during the first half of 2022 compared with year-end 2021, commercial real estate loans increased $23.9 million, or 3% on an annualized basis, while agricultural loans declined $15.7 million, or 9% on an annualized basis. During the first half of 2022 compared with year-end 2021, retail loans increased $20.4 million, or 7% on an annualized basis.

End of Period Loan Balances: (dollars in thousands)	June 30, 2022	December 31, 2021	Current Period Change
Commercial and Industrial Loans and Leases	$641,496	$548,350	$93,146
Commercial Real Estate Loans	1,904,235	1,530,677	373,558
Agricultural Loans	397,524	358,150	39,374
Home Equity and Consumer Loans	366,322	307,184	59,138
Residential Mortgage Loans	343,166	263,565	79,601
Total Loans	$3,652,743	$3,007,926	$644,817

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2022	December 31, 2021
Commercial and Industrial Loans and Leases	$13,736	$9,754
Commercial Real Estate Loans	22,349	19,245
Agricultural Loans	4,628	4,505
Home Equity and Consumer Loans	2,140	1,808
Residential Mortgage Loans	2,178	1,705
Unallocated	—	—

Total Allowance for Credit Losses	$45,031	$37,017

The Company’s allowance for credit losses totaled $45.0 million at June 30, 2022 compared to $37.0 million at year-end 2021. The allowance for credit losses represented 1.23% of period-end loans at June 30, 2022 and year-end 2021.

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

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2022, the Company held net discounts on acquired loans of $7.7 million which included $3.5 million related to the CUB loan portfolio.

The following is an analysis of the Company’s non-performing assets at June 30, 2022 and December 31, 2021:

Non-performing Assets: (dollars in thousands)	June 30, 2022	December 31, 2021
Non-accrual Loans	$13,921	$14,602
Past Due Loans (90 days or more)	1,161	156
Total Non-performing Loans	15,082	14,758
Other Real Estate	—	—
Total Non-performing Assets	$15,082	$14,758

Restructured Loans	$—	$104

Non-performing Loans to Total Loans	0.41%	0.49%
Allowance for Credit Loss to Non-performing Loans	298.57%	250.83%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Commercial and Industrial Loans and Leases	$9,015	$10,530	$—	$—
Commercial Real Estate Loans	2,105	2,243	—	156
Agricultural Loans	1,018	1,136	1,161	—
Home Equity Loans	233	24	—	—
Consumer Loans	138	82	—	—
Residential Mortgage Loans	1,412	587	—	—
Total	$13,921	$14,602	$1,161	$156

Non-performing assets totaled $15.1 million at June 30, 2022 compared to $14.8 million at year-end 2021. Non-performing assets represented 0.23% of total assets at June 30, 2022 compared to 0.26% at December 31, 2021. Non-performing loans totaled $15.1 million at June 30, 2022 compared to $14.8 million at year-end 2021. Non-performing loans represented 0.41% of total loans at June 30, 2022 compared to 0.49% at December 31, 2021. The increase in non-performing assets was primarily attributable to the CUB acquisition which totaled approximately $1.6 million at June 30, 2022.

June 30, 2022 total deposits increased $969.3 million compared to year-end 2021. The increase in total deposits at June 30, 2022 compared with year-end 2021 was largely attributable to the CUB acquisition and general inflows of customer deposits. As of June 30, 2022, deposits from the CUB acquisition totaled $821.5 million.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2022	December 31, 2021	Current Period Change
Non-interest-bearing Demand Deposits	$1,745,067	$1,529,223	$215,844
Interest-bearing Demand, Savings, & Money Market Accounts	3,503,789	2,867,994	635,795
Time Deposits < $100,000	263,798	201,683	62,115
Time Deposits of $100,000 or more	200,954	145,416	55,538
Total Deposits	$5,713,608	$4,744,316	$969,292
Capital Resources:

As of June 30, 2022, shareholders’ equity declined by $94.1 million to $574.4 million compared with $668.5 million at year-end 2021. The decline in shareholders’ equity was primarily attributable to a decline in accumulated other comprehensive income of $226.6 million related to the decrease in value of the Company’s available-for-sale securities portfolio driven by a rapid increase in market interest rates during the first half of 2022. Partially mitigating the decline was the issuance of the Company’s common shares in the acquisition of CUB. Approximately 2.9 million shares were issued to CUB shareholders resulting in an increase to shareholders’ equity of $111.9 million. Also mitigating the decline was increased retained earnings of $19.3 million due to net income of $32.8 million, which was partially offset by the payment of $13.5 million in shareholder dividends.

Shareholders’ equity represented 8.9% of total assets at June 30, 2022 and 11.9% of total assets at December 31, 2021. Shareholders’ equity included $191.6 million of goodwill and other intangible assets at June 30, 2022 compared to $127.6 million of goodwill and other intangible assets at December 31, 2021. The increase in goodwill and other intangible assets was attributable to the CUB acquisition.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At June 30, 2022, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2022 Ratio	12/31/2021 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.07%	16.20%	8.00%	N/A
Bank	13.86%	13.36%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.58%	14.61%	6.00%	N/A
Bank	13.23%	12.83%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.85%	14.18%	4.50%	N/A
Bank	13.23%	12.83%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	9.57%	10.10%	4.00%	N/A
Bank	9.33%	8.88%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $129.2 million during the six months ended June 30, 2022 ending at $526.0 million.  During the six months ended June 30, 2022, operating activities resulted in net cash inflows of $50.3 million. Investing activities resulted in net cash inflows of $124.4 million during the six months ended June 30, 2022. Financing activities resulted in net cash outflows for the six months ended June 30, 2022 of $45.6 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2022, the parent company had approximately $33.5 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of June 30, 2022 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$217,961	5.98%
+1%	212,196	3.18%
Base	205,661	—
-1%	196,559	(4.43)%
-2%	185,643	(9.73)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2022 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2022 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$886,709	(5.46)%	15.06%	12 b.p.
+1%	913,499	(2.60)%	15.03%	9 b.p.
Base	937,884	—	14.94%	—
-1%	1,230,787	31.23%	18.19%	325 b.p.
-2%	1,091,990	16.43%	15.90%	96 b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

In July 2020, the Company was named in a putative class action lawsuit filed in Marion County, Indiana Superior Court challenging the Company’s checking account practices associated with its assessment of overdraft fees for certain debit card transactions. The relief sought by the plaintiff included restitution, other monetary damages, and injunctive and declaratory relief. The plaintiff also sought to have the case certified by the Court as a class action on behalf all citizens of Indiana who are checking account holders at German American Bank and who were assessed overdraft fees on certain debit card transactions. While the Company believes the plaintiff’s claims were unfounded and vehemently defended against them, on October 21, 2021, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”), pursuant to which the Company would pay the amount of $3,050,000 in full and complete settlement of plaintiff’s putative class action. On August 1, 2022, the Court entered its Amended Final Approval Order, directing the parties to effectuate the terms of the Settlement Agreement, dismissing the lawsuit, and entering final judgment in the matter. As a result, the Company has paid the amount set forth above.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2022	—	—	—	1,000,000
May 2022	—	—	—	1,000,000
June 2022	—	—	—	1,000,000
Total	—	—	—
(1) On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares under the 2022 repurchase plan.

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

10.1*+	Description of Director Compensation Arrangements, effective as of July 1, 2022.
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chairman of the Board and Chief Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification for Executive Vice President and Chief Financial Officer.
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chairman of the Board and Chief Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification for Executive Vice President and Chief Financial Officer.
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GERMAN AMERICAN BANCORP, INC.

Date: August 9, 2022	By: /s/D. Neil Dauby
D. Neil Dauby
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2022	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)