Form 10-Q
period 2022-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2022-11-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2022

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

As of October 31, 2022, the registrant had 29,485,121 outstanding shares of Common Stock, no par value.

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
TDR:    Troubled Debt Restructurings

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and Due from Banks	$70,660	$47,173
Federal Funds Sold and Other Short-term Investments	302,386	349,717
Cash and Cash Equivalents	373,046	396,890

Interest-bearing Time Deposits with Banks	747	745
Securities Available-for-Sale, at Fair Value (Amortized Cost $2,092,522 for September 30, 2022; Amortized Cost $1,869,198 for December 31, 2021; No Allowance for Credit Losses)	1,701,628	1,889,617
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	10,418	10,585

Loans	3,686,368	3,007,926
Less: Unearned Income	(3,852)	(3,662)
Allowance for Credit Losses	(44,699)	(37,017)
Loans, Net	3,637,817	2,967,247

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	15,106	13,048
Premises, Furniture and Equipment, Net	111,098	88,863
Other Real Estate	—	—
Goodwill	180,476	121,761
Intangible Assets	10,336	5,845
Company Owned Life Insurance	83,501	70,070
Accrued Interest Receivable and Other Assets	135,379	43,515
TOTAL ASSETS	$6,259,905	$5,608,539

LIABILITIES
Non-interest-bearing Demand Deposits	$1,755,065	$1,529,223
Interest-bearing Demand, Savings, and Money Market Accounts	3,381,082	2,867,994
Time Deposits	438,194	347,099
Total Deposits	5,574,341	4,744,316

FHLB Advances and Other Borrowings	146,015	152,183
Accrued Interest Payable and Other Liabilities	44,848	43,581
TOTAL LIABILITIES	5,765,204	4,940,080

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,485	26,554
Additional Paid-in Capital	386,764	276,057
Retained Earnings	387,510	350,364
Accumulated Other Comprehensive Income (Loss)	(309,058)	15,484
TOTAL SHAREHOLDERS’ EQUITY	494,701	668,459
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,259,905	$5,608,539
End of period shares issued and outstanding	29,485,121	26,553,508

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2022	2021
INTEREST INCOME
Interest and Fees on Loans	$43,128	$35,483
Interest on Federal Funds Sold and Other Short-term Investments	2,053	141
Interest and Dividends on Securities:
Taxable	5,276	3,261
Non-taxable	6,067	4,690
TOTAL INTEREST INCOME	56,524	43,575

INTEREST EXPENSE
Interest on Deposits	3,597	1,139
Interest on FHLB Advances and Other Borrowings	1,229	1,149
TOTAL INTEREST EXPENSE	4,826	2,288

NET INTEREST INCOME	51,698	41,287
Provision (Benefit) for Credit Losses	350	(2,000)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	51,348	43,287

NON-INTEREST INCOME
Wealth Management Fees	2,376	2,690
Service Charges on Deposit Accounts	3,014	2,017
Insurance Revenues	1,995	2,007
Company Owned Life Insurance	416	493
Interchange Fee Income	4,054	3,339
Other Operating Income	1,365	2,595
Net Gains on Sales of Loans	854	2,197
Net Gains on Securities	23	218
TOTAL NON-INTEREST INCOME	14,097	15,556

NON-INTEREST EXPENSE
Salaries and Employee Benefits	19,751	17,274
Occupancy Expense	2,764	2,530
Furniture and Equipment Expense	921	923
FDIC Premiums	477	383
Data Processing Fees	2,712	2,006
Professional Fees	1,188	1,357
Advertising and Promotion	1,215	897
Intangible Amortization	897	661
Other Operating Expenses	4,791	6,413
TOTAL NON-INTEREST EXPENSE	34,716	32,444

Income before Income Taxes	30,729	26,399
Income Tax Expense	6,133	4,913
NET INCOME	$24,596	$21,486

Basic Earnings per Share	$0.83	$0.81
Diluted Earnings per Share	$0.83	$0.81

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2022	2021
INTEREST INCOME
Interest and Fees on Loans	$122,050	$105,091
Interest on Federal Funds Sold and Other Short-term Investments	3,565	329
Interest and Dividends on Securities:
Taxable	14,909	9,391
Non-taxable	17,541	12,583
TOTAL INTEREST INCOME	158,065	127,394

INTEREST EXPENSE
Interest on Deposits	6,475	3,850
Interest on FHLB Advances and Other Borrowings	3,387	3,445
TOTAL INTEREST EXPENSE	9,862	7,295

NET INTEREST INCOME	148,203	120,099
Provision (Benefit) for Credit Losses	5,850	(8,500)
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	142,353	128,599

NON-INTEREST INCOME
Wealth Management Fees	7,656	7,668
Service Charges on Deposit Accounts	8,568	5,430
Insurance Revenues	7,970	7,319
Company Owned Life Insurance	1,768	1,230
Interchange Fee Income	11,848	9,651
Other Operating Income	3,858	5,287
Net Gains on Sales of Loans	3,324	6,417
Net Gains on Securities	473	1,493
TOTAL NON-INTEREST INCOME	45,465	44,495

NON-INTEREST EXPENSE
Salaries and Employee Benefits	63,223	51,454
Occupancy Expense	8,446	8,735
Furniture and Equipment Expense	2,820	2,896
FDIC Premiums	1,418	1,046
Data Processing Fees	12,896	5,528
Professional Fees	5,124	4,030
Advertising and Promotion	3,380	2,384
Intangible Amortization	2,871	2,132
Other Operating Expenses	18,399	14,535
TOTAL NON-INTEREST EXPENSE	118,577	92,740

Income before Income Taxes	69,241	80,354
Income Tax Expense	11,831	15,489
NET INCOME	$57,410	$64,865

Basic Earnings per Share	$1.95	$2.44
Diluted Earnings per Share	$1.95	$2.44

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2022	2021

NET INCOME	$24,596	$21,486

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(124,142)	(18,983)
Reclassification Adjustment for Gains Included in Net Income	(24)	(218)
Tax Effect	26,203	4,040
Net of Tax	(97,963)	(15,161)

Total Other Comprehensive Income (Loss)	(97,963)	(15,161)

COMPREHENSIVE INCOME (LOSS)	$(73,367)	$6,325

	Nine Months Ended September 30,
	2022	2021

NET INCOME	$57,410	$64,865

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(410,839)	(29,081)
Reclassification Adjustment for Gains Included in Net Income	(474)	(1,493)
Tax Effect	86,771	6,463
Net of Tax	(324,542)	(24,111)

Total Other Comprehensive Income (Loss)	(324,542)	(24,111)

COMPREHENSIVE INCOME (LOSS)	$(267,132)	$40,754

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2022	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

Net Income	—	—	—	9,067	—	9,067
Other Comprehensive Income (Loss)	—	—	—	—	(133,885)	(133,885)
Cash Dividends ($0.23 per share)	—	—	—	(6,752)	—	(6,752)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp of Shelbyville, Inc., net	2,870,975	2,871	108,852	—	—	111,723
Restricted Share Grants	61,200	61	363	—	—	424

Balances, March 31, 2022	29,485,683	$29,486	$385,272	$352,679	$(118,401)	$649,036

Net Income	—	—	—	23,747	—	23,747
Other Comprehensive Income (Loss)	—	—	—	—	(92,694)	(92,694)
Cash Dividends ($0.23 per share)	—	—	—	(6,753)	—	(6,753)
Issuance of Common Stock for:
Restricted Share Grants	(2,638)	(3)	1,096	—	—	1,093

Balances, June 30, 2022	29,483,045	$29,483	$386,368	$369,673	$(211,095)	$574,429

Net Income	—	—	—	24,596	—	24,596
Other Comprehensive Income (Loss)	—	—	—	—	(97,963)	(97,963)
Cash Dividends ($0.23 per share)	—	—	—	(6,759)	—	(6,759)
Issuance of Common Stock for:
Restricted Share Grants	2,076	2	396	—	—	398

Balances, September 30, 2022	29,485,121	$29,485	$386,764	$387,510	$(309,058)	$494,701

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

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$57,410	$64,865
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	4,954	4,873
Depreciation and Amortization	7,743	6,723
Loans Originated for Sale	(138,921)	(199,491)
Proceeds from Sales of Loans Held-for-Sale	145,194	207,767
Provision (Benefit) for Credit Losses	5,850	(8,500)
Gain on Sale of Loans, net	(3,324)	(6,417)
Gain on Securities, net	(473)	(1,493)
Gain on Sales of Other Real Estate and Repossessed Assets	(18)	(105)
(Gain) Loss on Disposition and Donation of Premises and Equipment	(37)	482
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,323)	(1,079)
Equity Based Compensation	1,915	1,341
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(87)	2,348
Interest Payable and Other Liabilities	3,609	2,619
Net Cash from Operating Activities	82,492	73,933

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	248	496
Proceeds from Maturities of Securities Available-for-Sale	107,665	160,850
Proceeds from Sales of Securities Available-for-Sale	99,572	102,823
Purchase of Securities Available-for-Sale	(332,809)	(776,001)
Proceeds from Redemption of Federal Home Loan Bank Stock	8,020	120
Purchase of Loans	(1,811)	—
Proceeds from Sale of Loans Held for Investment	596	—
Loans Made to Customers, net of Payments Received	436	59,455
Proceeds from Sales of Other Real Estate	88	1,315
Property and Equipment Expenditures	(6,288)	(2,794)
Proceeds from Sales of Land and Buildings	—	1,614
Proceeds from Life Insurance	773	434
Sale of Bank Branches	—	1,694
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	207,598	—
Net Cash from Investing Activities	84,088	(449,994)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(100,610)	504,102
Change in Short-term Borrowings	(27,890)	(314)
Repayments of Long-term Debt	(41,660)	(8,067)
Dividends Paid	(20,264)	(16,665)
Net Cash from Financing Activities	(190,424)	479,056

Net Change in Cash and Cash Equivalents	(23,844)	102,995
Cash and Cash Equivalents at Beginning of Year	396,890	345,748
Cash and Cash Equivalents at End of Period	$373,046	$448,743

Cash Paid During the Period for
Interest	$9,142	$7,254
Income Taxes	8,612	13,605

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$30	$—
Interest Rate Swap Fair Value Activity	$5,590	$—
Reclassification of Land and Buildings to Other Assets	$—	$1,536
Supplemental Schedule for Investing Activities (See Note 15 for Business Combinations)
Assets acquired, net of purchase consideration	$945,043	$—
Liabilities assumed	1,003,759	—
Goodwill	$58,716	$—
See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2022	2021
Basic Earnings per Share:
Net Income	$24,596	$21,486
Weighted Average Shares Outstanding	29,484,394	26,545,868
Basic Earnings per Share	$0.83	$0.81

Diluted Earnings per Share:
Net Income	$24,596	$21,486

Weighted Average Shares Outstanding	29,484,394	26,545,868
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,484,394	26,545,868
Diluted Earnings per Share	$0.83	$0.81
For the three months ended September 30, 2022 and 2021, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2022	2021
Basic Earnings per Share:
Net Income	$57,410	$64,865
Weighted Average Shares Outstanding	29,457,396	26,534,044
Basic Earnings per Share	$1.95	$2.44

Diluted Earnings per Share:
Net Income	$57,410	$64,865

Weighted Average Shares Outstanding	29,457,396	26,534,044
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,457,396	26,534,044
Diluted Earnings per Share	$1.95	$2.44
For the nine months ended September 30, 2022 and 2021, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

September 30, 2022
U.S. Treasury	$1,500	$—	$—	$—	$1,500
Obligations of State and Political Subdivisions	983,948	116	(212,071)	—	771,993
MBS/CMO	857,910	1	(140,804)	—	717,107
US Gov’t Sponsored Entities & Agencies	249,164	—	(38,136)	—	211,028
Total	$2,092,522	$117	$(391,011)	$—	$1,701,628

December 31, 2021
Obligations of State and Political Subdivisions	$896,048	$31,138	$(1,480)	$—	$925,706
MBS/CMO	797,693	4,738	(10,481)	—	791,950
US Gov’t Sponsored Entities & Agencies	175,457	192	(3,688)	—	171,961
Total	$1,869,198	$36,068	$(15,649)	$—	$1,889,617

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of Securities at September 30, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$3,624	$3,626
Due after one year through five years	21,161	21,113
Due after five years through ten years	84,767	80,217
Due after ten years	875,896	668,537
MBS/CMO	857,910	717,107
US Gov’t Sponsored Entities & Agencies	249,164	211,028
Total	$2,092,522	$1,701,628

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

Proceeds from Sales	$2,073	$36,075
Gross Gains on Sales	23	218
Income Taxes on Gross Gains	5	46

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Proceeds from Sales	$99,572	$102,823
Gross Gains on Sales	473	1,493
Income Taxes on Gross Gains	99	314

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $277,920 and $222,896 as of September 30, 2022 and December 31, 2021, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2022 and December 31, 2021, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$1,500	$—	$—	$—	$1,500	$—
Obligations of State and Political Subdivisions	650,343	(164,072)	102,093	(47,999)	752,436	(212,071)
MBS/CMO	297,481	(38,378)	419,507	(102,426)	716,988	(140,804)
US Gov’t Sponsored Entities & Agencies	204,781	(36,886)	6,247	(1,250)	211,028	(38,136)
Total	$1,154,105	$(239,336)	$527,847	$(151,675)	$1,681,952	$(391,011)

	Less than 12 Months		12 Months or More		Total
December 31, 2021	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$165,210	$(1,386)	$1,500	$(94)	$166,710	$(1,480)
MBS/CMO	467,888	(9,100)	36,827	(1,381)	504,715	(10,481)
US Gov’t Sponsored Entities & Agencies	126,103	(3,480)	7,288	(208)	133,391	(3,688)
Total	$759,201	$(13,966)	$45,615	$(1,683)	$804,816	$(15,649)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value with an allowance. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The increase in unrealized losses from December 31, 2021 to September 30, 2022 was the result of fluctuations in interest rates and temporary market investments. There was no allowance for credit losses for available-for-sale debt securities at September 30, 2022 or December 31, 2021.

Accrued interest receivable on available-for-sale debt securities totaled $10,727 at September 30, 2022 and $8,990 at December 31, 2021. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2022 and December 31, 2021. The original

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2022, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $135,880 at September 30, 2022 and $143,593 at December 31, 2021. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

The following table reflects the fair value hedges included in the Consolidated Balance Sheets as of:

	September 30, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$135,880	$10,554	$143,593	$4,519

Included in Other Liabilities:
Interest Rate Swaps	$135,880	$10,352	$143,593	$4,762

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Rate Swaps:
Included in Other Operating Income	$111	$179	$455	$854

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	September 30, 2022	December 31, 2021
Commercial:
Commercial and Industrial Loans	$585,449	$493,005
Commercial Real Estate Loans	1,923,794	1,530,677
Agricultural Loans	401,608	358,150
Leases	58,835	55,345
Retail:
Home Equity Loans	273,786	222,525
Consumer Loans	80,617	70,302
Credit Cards	15,932	14,357
Residential Mortgage Loans	346,347	263,565

Subtotal	3,686,368	3,007,926
Less: Unearned Income	(3,852)	(3,662)
Allowance for Credit Losses	(44,699)	(37,017)
Loans, net	$3,637,817	$2,967,247

The table above includes $34,929 and $9,861 of purchase credit deteriorated loans as of September 30, 2022 and December 31, 2021, respectively.

As further described in Note 15, during 2022 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on January 1, 2022.

	Acquired Loan Balance	Fair Value Discounts	Fair Value
Bank Acquisition	$683,526	$(5,359)	$678,167

The table below summarizes the remaining carrying amount of acquired loans included in the September 30, 2022 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Loan Balance	$56,496	$328,791	$50,403	$—	$13,086	$22,840	$—	$73,047	$544,663
Fair Value (Discount)/Premium	(693)	(2,565)	177	—	(52)	(199)	—	494	(2,838)

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
September 30, 2022
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

Under the first round of the PPP (i.e., the 2020 round), the Company originated loans totaling approximately $351,260 in principal amount, with approximately $12,024 of related net processing fees on 3,070 PPP loan relationships. As of September 30, 2022, $351,260 of those first round PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, with $12,024 in net processing fees having been recognized by the Company.

Under the second round of the PPP (i.e., the 2021 round), the Company originated loans totaling approximately $157,042 in principal amount, with approximately $9,022 of related net processing fees, on 2,601 PPP loan relationships. As of September 30, 2022, $157,042 of second round PPP loans had been forgiven by the SBA and repaid to the Company, with $9,022 in net processing fees having been recognized by the Company. As of September 30, 2022, no PPP loans remain outstanding all net fees have been recognized.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2022 and 2021:

September 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$13,545	$22,349	$4,628	$191	$668	$1,233	$239	$2,178	$—	$45,031
Provision (Benefit) for credit loss expense	141	(210)	(99)	27	305	85	52	49	—	350
Loans charged-off	(238)	(1)	—	—	(495)	(5)	(63)	(18)	—	(820)
Recoveries collected	7	5	—	—	116	—	8	2	—	138
Total ending allowance balance	$13,455	$22,143	$4,529	$218	$594	$1,313	$236	$2,211	$—	$44,699

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2022 and 2021:

September 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY	376	1,945	689	—	2	—	—	105	—	3,117
Provision (Benefit) for credit loss expense	3,803	1,013	(665)	18	823	309	131	418	—	5,850
Loans charged-off	(299)	(79)	—	—	(1,027)	(57)	(153)	(21)	—	(1,636)
Recoveries collected	21	19	—	—	289	—	18	4	—	351
Total ending allowance balance	$13,455	$22,143	$4,529	$218	$594	$1,313	$236	$2,211	$—	$44,699

September 30, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision (Benefit) for credit loss expense	1,747	(8,502)	(2,061)	3	234	30	186	(137)	—	(8,500)
Loans charged-off	(190)	(10)	—	—	(472)	(15)	(158)	(47)	—	(892)
Recoveries collected	52	26	—	—	231	6	14	2	—	331
Total ending allowance balance	$8,054	$21,392	$4,695	$203	$483	$1,017	$192	$1,762	$—	$37,798

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
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. Based on the potential increased losses related to the advancing stress on the economy as a result of inflationary pressures, rising interest rates and financial market volatility, the Bank has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly.
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

For the nine months ended September 30, 2022, the allowance for credit losses increased primarily due to the acquisition of CUB which is slightly offset by a decline in individually analyzed loans as well as a decline in the reserve attributable to financially stressed sectors. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$710	$8,695	$28
Commercial Real Estate Loans	56	2,059	—
Agricultural Loans	899	899	698
Leases	—	—	—
Home Equity Loans	218	262	—
Consumer Loans	11	14	—
Credit Cards	75	75	—
Residential Mortgage Loans	466	1,050	—
Total	$2,435	$13,054	$726
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $13,054.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2022 totaled $5 and $32, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2021	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,989	$10,530	$—
Commercial Real Estate Loans	145	2,243	156
Agricultural Loans	1,041	1,136	—
Leases	—	—	—
Home Equity Loans	1	24	—
Consumer Loans	16	18	—
Credit Cards	64	64	—
Residential Mortgage Loans	587	587	—
Total	$3,843	$14,602	$156
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $14,602.

Interest income on non-accrual loans recognized during the year ended December 31, 2021 totaled $80.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,361	$1,937	$302	$5,865	$10,465
Commercial Real Estate Loans	14,713	36	—	—	14,749
Agricultural Loans	5,158	317	—	—	5,475
Leases	—	—	—	—	—
Home Equity Loans	463	—	—	—	463
Consumer Loans	7	3	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,089	—	—	—	1,089
Total	$23,791	$2,293	$302	$5,865	$32,251

December 31, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$1,716	$2,444	$549	$5,822	$10,531
Commercial Real Estate Loans	4,610	—	—	—	4,610
Agricultural Loans	1,522	—	—	—	1,522
Leases	—	—	—	—	—
Home Equity Loans	441	—	—	—	441
Consumer Loans	6	—	—	2	8
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	652	—	—	—	652
Total	$8,947	$2,444	$549	$5,824	$17,764

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2022 and December 31, 2021:

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$212	$—	$7,004	$7,216	$578,233	$585,449
Commercial Real Estate Loans	413	480	617	1,510	1,922,284	1,923,794
Agricultural Loans	296	179	698	1,173	400,435	401,608
Leases	—	—	—	—	58,835	58,835
Home Equity Loans	913	189	263	1,365	272,421	273,786
Consumer Loans	95	48	1	144	80,473	80,617
Credit Cards	135	42	75	252	15,680	15,932
Residential Mortgage Loans	6,826	1,708	851	9,385	336,962	346,347
Total	$8,890	$2,646	$9,509	$21,045	$3,665,323	$3,686,368

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$12	$—	$6,147	$6,159	$486,846	$493,005
Commercial Real Estate Loans	—	5	891	896	1,529,781	1,530,677
Agricultural Loans	—	—	—	—	358,150	358,150
Leases	—	—	—	—	55,345	55,345
Home Equity Loans	225	229	25	479	222,046	222,525
Consumer Loans	158	58	4	220	70,082	70,302
Credit Cards	61	9	64	134	14,223	14,357
Residential Mortgage Loans	2,726	507	369	3,602	259,963	263,565
Total	$3,182	$808	$7,500	$11,490	$2,996,436	$3,007,926

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

As of September 30, 2022, the Company had no troubled debt restructurings. The Company had no specific allocation of allowance for these loans at September 30, 2022. As of December 31, 2021, the Company had troubled debt restructurings totaling $104. The Company had no specific allocation of allowance for these loans at December 31, 2021.

The Company had not committed to lending any additional amounts as of September 30, 2022 and December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

For the three and nine months ended September 30, 2022 and 2021, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2022 and 2021.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at September 30, 2022 and December 31, 2021, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$111,525	$123,677	$57,536	$51,559	$23,247	$58,000	$132,475	$558,019
Special Mention	42	98	536	85	562	667	1,655	3,645
Substandard	407	810	1,642	711	1,072	4,113	15,029	23,784
Doubtful	—	—	—	1	—	—	—	1
Total Commercial & Industrial Loans	$111,974	$124,585	$59,714	$52,356	$24,881	$62,780	$149,159	$585,449

Commercial Real Estate:
Risk Rating
Pass	$290,468	$525,752	$257,282	$166,885	$130,354	$455,627	$36,102	$1,862,470
Special Mention	3,118	1,472	4,644	136	13,759	27,338	—	50,467
Substandard	833	613	493	1,439	1,854	5,625	—	10,857
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$294,419	$527,837	$262,419	$168,460	$145,967	$488,590	$36,102	$1,923,794

Agricultural:
Risk Rating
Pass	$45,345	$49,076	$49,900	$26,813	$22,914	$96,916	$73,735	$364,699
Special Mention	545	1,659	6,720	4,563	2,111	11,428	3,810	30,836
Substandard	—	210	—	157	71	5,282	353	6,073
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$45,890	$50,945	$56,620	$31,533	$25,096	$113,626	$77,898	$401,608

Leases:
Risk Rating
Pass	$17,393	$15,606	$10,424	$10,294	$2,891	$2,227	$—	$58,835
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$17,393	$15,606	$10,424	$10,294	$2,891	$2,227	$—	$58,835

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
September 30, 2022
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

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$34,599	$26,960	$7,886	$2,889	$3,250	$1,927	$3,092	$80,603
Nonperforming	—	—	1	—	3	10	—	14
Total Consumer Loans	$34,599	$26,960	$7,887	$2,889	$3,253	$1,937	$3,092	$80,617

Home Equity:
Payment performance
Performing	$38	$—	$—	$—	$19	$633	$272,834	$273,524
Nonperforming	—	—	—	—	—	—	262	262
Total Home Equity Loans	$38	$—	$—	$—	$19	$633	$273,096	$273,786

Residential Mortgage:
Payment performance
Performing	$54,368	$99,492	$48,757	$20,892	$17,736	$104,052	$—	$345,297
Nonperforming	—	162	218	—	17	653	—	1,050
Total Residential Mortgage Loans	$54,368	$99,654	$48,975	$20,892	$17,753	$104,705	$—	$346,347

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$39,923	$15,900	$4,325	$4,531	$600	$1,655	$3,350	$70,284
Nonperforming	3	—	—	—	—	15	—	18
Total Consumer Loans	$39,926	$15,900	$4,325	$4,531	$600	$1,670	$3,350	$70,302

Home Equity:
Payment performance
Performing	$—	$—	$—	$21	$—	$835	$221,644	$222,500
Nonperforming	—	—	—	—	—	1	24	25
Total Home Equity Loans	$—	$—	$—	$21	$—	$836	$221,668	$222,525

Residential Mortgage:
Payment performance
Performing	$84,809	$38,717	$15,244	$17,369	$19,688	$87,164	$—	$262,991
Nonperforming	—	—	—	—	—	574	—	574
Total Residential Mortgage Loans	$84,809	$38,717	$15,244	$17,369	$19,688	$87,738	$—	$263,565

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	September 30, 2022	December 31, 2021

Performing	$15,857	$14,293
Nonperforming	75	64

Total	$15,932	$14,357

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

September 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$496	$1,315	$—	$—	$—	$—	$—	$—	$1,811
Sales	—	596	—	—	—	—	—	—	596

December 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$2,271	$—	$—	$—	$—	$—	$—	$2,271
Sales	2,273	15,415	111	—	—	—	—	—	17,799

NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $43,455 and $68,328 as of September 30, 2022 and December 31, 2021, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 78 banking offices at September 30, 2022. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)
personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2022
Net Interest Income	$52,659	$14	$8	$(983)	$51,698
Net Gains on Sales of Loans	854	—	—	—	854
Net Gains on Securities	23	—	—	—	23
Wealth Management Fees	1	2,375	—	—	2,376
Insurance Revenues	1	9	1,985	—	1,995
Noncash Items:
Provision (Benefit) for Credit Losses	350	—	—	—	350
Depreciation and Amortization	2,357	10	12	114	2,493
Income Tax Expense (Benefit)	6,443	149	61	(520)	6,133
Segment Profit (Loss)	26,213	461	189	(2,267)	24,596
Segment Assets at September 30, 2022	6,253,974	8,280	14,337	(16,686)	6,259,905

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2021
Net Interest Income	$41,925	$15	$3	$(656)	$41,287
Net Gains on Sales of Loans	2,197	—	—	—	2,197
Net Gains on Securities	218	—	—	—	218
Wealth Management Fees	1	2,689	—	—	2,690
Insurance Revenues	2	3	2,002	—	2,007
Noncash Items:
Provision (Benefit) for Credit Losses	(2,000)	—	—	—	(2,000)
Depreciation and Amortization	2,038	11	13	80	2,142
Income Tax Expense (Benefit)	5,069	233	79	(468)	4,913
Segment Profit (Loss)	21,267	722	250	(753)	21,486
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2022
Net Interest Income	$150,798	$27	$14	$(2,636)	$148,203
Net Gains on Sales of Loans	3,324	—	—	—	3,324
Net Gains on Securities	473	—	—	—	473
Wealth Management Fees	3	7,653	—	—	7,656
Insurance Revenues	30	11	7,929	—	7,970
Noncash Items:
Provision (Benefit) for Credit Losses	5,850	—	—	—	5,850
Depreciation and Amortization	7,334	31	36	342	7,743
Income Tax Expense (Benefit)	12,189	551	643	(1,552)	11,831
Segment Profit (Loss)	58,162	1,717	2,038	(4,507)	57,410
Segment Assets at September 30, 2022	6,253,974	8,280	14,337	(16,686)	6,259,905

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2021
Net Interest Income	$122,028	$36	$8	$(1,973)	$120,099
Net Gains on Sales of Loans	6,417	—	—	—	6,417
Net Gains on Securities	1,493	—	—	—	1,493
Wealth Management Fees	4	7,664	—	—	7,668
Insurance Revenues	9	6	7,304	—	7,319
Noncash Items:
Provision (Benefit) for Credit Losses	(8,500)	—	—	—	(8,500)
Depreciation and Amortization	6,403	35	44	241	6,723
Income Tax Expense (Benefit)	15,549	583	575	(1,218)	15,489
Segment Profit (Loss)	63,204	1,811	1,812	(1,962)	64,865
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

For the three and nine months ended September 30, 2022 and 2021, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2022 and 2021.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100 percent. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended September 30, 2022, the Company granted 2,076 awards of restricted stock. During the nine months ended September 30, 2022, the Company granted awards of 65,334 shares of restricted stock. During the three months ended September 30, 2021, the Company granted 396 awards of restricted stock. During the nine months ended September 30, 2021, the Company granted 44,519 shares of restricted stock. Total unvested restricted stock awards at September 30, 2022 and December 31, 2021 were 107,606 and 67,160, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2022	2021

Restricted Stock Expense	$398	$355
Cash Entitlement Expense	163	180
Tax Effect	(146)	(139)
Net of Tax	$415	$396

	Nine Months Ended September 30,
	2022	2021

Restricted Stock Expense	$1,915	$1,322
Cash Entitlement Expense	497	547
Tax Effect	(626)	(485)
Net of Tax	$1,786	$1,384
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,061 and $2,753 as of September 30, 2022 and 2021, respectively.

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

For the three months ended September 30, 2022, the Company recorded $11 of expense related to the employee stock purchase plan resulting in $8 net of tax. For the nine months ended September 30, 2022, the Company recorded $39 of expense related to the employee stock purchase plan resulting in $30 net of tax. For the three months ended September 30, 2021, the Company recorded $14 of expense related to the employee stock purchase plan resulting in $11 net of tax. For the nine months ended September 30, 2021, the company recorded $24 of expense, $18 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of September 30, 2022 and 2021 for the employee stock purchase plan. No stock options were outstanding as of September 30, 2022 and December 31, 2021.

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
September 30, 2022
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2022, the Company held Level 3 securities with a fair value of $91. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Appraisals for both collateral-dependent loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Company’s Risk Management Area reviews the assumptions and approaches utilized in the appraisal. In determining the value of collateral dependent loans and other real estate owned, significant unobservable inputs may be used which include: physical condition of comparable properties sold, net operating income generated by the property and investor rates of return.

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate (ORE) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property utilizing similar techniques as discussed above for Individually Analyzed Loans, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, impairment loss is recognized.

Loans Held-for-Sale: The fair values of loans held for sale are determined by using quoted prices for similar assets, adjusted for specific attributes of that loan resulting in a Level 2 classification.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$1,500	$—	$—	$1,500
Obligations of State and Political Subdivisions	—	771,902	91	771,993
MBS/CMO	—	717,107	—	717,107
US Gov’t Sponsored Entities & Agencies	—	211,028	—	211,028
Total Securities	$1,500	$1,700,037	$91	$1,701,628

Loans Held-for-Sale	$—	$10,418	$—	$10,418

Derivative Assets	$—	$10,554	$—	$10,554

Derivative Liabilities	$—	$10,352	$—	$10,352

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Obligations of State and Political Subdivisions	$—	$925,706	$—	$925,706
MBS/CMO	—	791,950	—	791,950
US Gov’t Sponsored Entities & Agencies	—	171,961	—	171,961
Total Securities	$—	$1,889,617	$—	$1,889,617

Loans Held-for-Sale	$—	$10,585	$—	$10,585

Derivative Assets	$—	$4,519	$—	$4,519

Derivative Liabilities	$—	$4,762	$—	$4,762
As of September 30, 2022 and December 31, 2021, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2022	December 31, 2021

Aggregate Fair Value	$10,418	$10,585
Contractual Balance	10,268	10,296
Gain (Loss)	150	289

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2022 were $(4) and $(140), respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2021 for loans held for sale were $(79) and $(159), respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Obligations of State and Political Subdivisions
	2022	2021

Balance of Recurring Level 3 Assets at July 1	$94	$—
Total Losses Included in Other Comprehensive Income	(3)	—
Maturities / Calls	—	—
Acquired through Bank Acquisition	—	—
Balance of Recurring Level 3 Assets at September 30	$91	$—

	Obligations of State and Political Subdivisions
	2022	2021

Balance of Recurring Level 3 Assets at January 1	$—	$497
Total Losses Included in Other Comprehensive Income	(3)	(2)
Maturities / Calls	—	(495)
Acquired through Bank Acquisition	94	—
Balance of Recurring Level 3 Assets at September 30	$91	$—
Of the total gain/loss included in earnings for the three months ended September 30, 2022 and 2021, $(3) and $0 was attributable to other changes in fair value, respectively. Of the total gain/loss included in earnings for the nine months ended September 30, 2022 and 2021, $(3) and $(2) was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$3,009	$3,009
Commercial Real Estate Loans	$—	$—	$11,182	$11,182
Agricultural Loans	$—	$—	$3,053	$3,053
Consumer Loans	$—	$—	$97	$97
Home Equity Loans	$—	$—	$378	$378
Residential Mortgage Loans	$—	$—	$720	$720

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$3,009	Sales comparison approach	Adjustment for physical condition of comparable properties sold	29%-100% (38%)
Individual Analyzed Loans - Commercial Real Estate Loans	$11,182	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (38%)
Individual Analyzed Loans - Agricultural Loans	$3,053	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-83% (49%)
Individual Analyzed Loans - Consumer Loans	$97	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-37% (37%)
Individual Analyzed Loans - Home Equity Loans	$378	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-40% (33%)
Individual Analyzed Loans - Residential Mortgage Loans	$720	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (22%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2022 and December 31, 2021. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$373,046	$70,660	$302,386	$—	$373,046
Interest Bearing Time Deposits with Banks	747	—	747	—	747
Loans, Net	3,619,378	—	—	3,576,028	3,576,028
Accrued Interest Receivable	24,907	—	10,849	14,058	24,907
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,136,147)	(5,136,147)	—	—	(5,136,147)
Time Deposits	(438,194)	—	(436,837)	—	(436,837)
Short-term Borrowings	(43,455)	—	(43,455)	—	(43,455)
Long-term Debt	(102,540)	—	(26,823)	(72,089)	(98,912)
Accrued Interest Payable	(1,333)	—	(1,105)	(228)	(1,333)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021, net of tax:

September 30, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2022	$(210,527)	$(568)	$(211,095)
Other Comprehensive Income (Loss) Before Reclassification	(97,945)	—	(97,945)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(18)	—	(18)
Net Current Period Other Comprehensive Income (Loss)	(97,963)	—	(97,963)
Ending Balance at September 30, 2022	$(308,490)	$(568)	$(309,058)

September 30, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2022	$16,052	$(568)	$15,484
Other Comprehensive Income (Loss) Before Reclassification	(324,168)	—	(324,168)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(374)	—	(374)
Net Current Period Other Comprehensive Income (Loss)	(324,542)	—	(324,542)
Ending Balance at September 30, 2022	$(308,490)	$(568)	$(309,058)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2022 and 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$23	Net Gains on Securities
	(5)	Income Tax Expense
	18	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2022	$18

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$473	Net Gains on Securities
	(99)	Income Tax Expense
	374	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2022	$374

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three and nine months ended September 30, 2022 and 2021. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2022	2021
In-Scope of Topic 606:
Wealth Management Fees	$2,376	$2,690
Service Charges on Deposit Accounts	3,014	2,017
Insurance Revenues	1,995	2,007
Interchange Fee Income	4,054	3,339
Other Operating Income	857	760
Non-interest Income (in-scope of Topic 606)	12,296	10,813
Non-interest Income (out-of-scope of Topic 606)	1,801	4,743
Total Non-interest Income	$14,097	$15,556

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Nine Months Ended
	September 30,
Non-interest Income	2022	2021
In-Scope of Topic 606:
Wealth Management Fees	$7,656	$7,668
Service Charges on Deposit Accounts	8,568	5,430
Insurance Revenues	7,970	7,319
Interchange Fee Income	11,848	9,651
Other Operating Income	2,435	2,149
Non-interest Income (in-scope of Topic 606)	38,477	32,217
Non-interest Income (out-of-scope of Topic 606)	6,988	12,278
Total Non-interest Income	$45,465	$44,495

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
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$53
Interest on Lease Liabilities	81	86
Operating Lease Cost	360	331
Short-term Lease Cost	—	36
Total Lease Cost	$493	$506

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Finance Lease Cost:
Amortization of Right-of -Use Assets	$157	$157
Interest on Lease Liabilities	246	261
Operating Lease Cost	1,105	1,092
Short-term Lease Cost	27	43
Total Lease Cost	$1,535	$1,553

The weighted average lease term and discount rates were as follows:

	September 30, 2022	September 30, 2021

Weighted Average Remaining Lease Term:
Finance Leases	10 years	10 years
Operating Leases	8 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.42%	11.46%
Operating Leases	2.87%	3.04%

Supplemental balance sheet information related to leases were as follows:

	September 30, 2022	September 30, 2021

Finance Leases
Premises, Furniture and Equipment, Net	$1,910	$2,120
Other Borrowings	2,908	3,096

Operating Leases
Operating Lease Right-of-Use Assets	$6,195	$6,241
Operating Lease Liabilities	6,338	6,344

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021

Cash paid for amounts in the measurement of lease liabilities:
Operating Cash Flows from Finance Leases	$246	$261
Operating Cash Flows from Operating Leases	1,054	2,522
Financing Cash Flows from Finance Leases	138	111

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2022
	Finance Leases	Operating Leases

Year 1	$519	$1,271
Year 2	519	1,063
Year 3	519	944
Year 4	519	867
Year 5	507	702
Thereafter	2,057	2,263
Total Lease Payments	4,640	7,110
Less Imputed Interest	(1,732)	(772)
Total	$2,908	$6,338

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

In accordance with ASC 805, the Company has expensed approximately $12,276 of direct acquisition costs and recorded $58,716 of goodwill and $7,572 of intangible assets. The goodwill of $58,716 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the CUB acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

Consideration
Cash for Stock Options and Fractional Shares	$942
Cash Consideration	49,863
Equity Instruments	111,914
Fair Value of Total Consideration Transferred	$162,719

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$20,244
Federal Funds Sold and Other Short-term Investments	238,325
Interest-bearing Time Deposits with Banks	250
Securities	102,233
Loans	678,167
Stock in FHLB and Other Restricted Stock, at Cost	10,078
Premises, Furniture & Equipment	20,064
Other Real Estate	40
Intangible Assets	7,572
Company Owned Life Insurance	12,881
Accrued Interest Receivable and Other Assets	17,908
Deposits - Non-interest Bearing	(237,472)
Deposits - Interest Bearing	(696,750)
FHLB Advances and Other Borrowings	(60,837)
Accrued Interest Payable and Other Liabilities	(8,700)
Total Identifiable Net Assets	104,003
Goodwill	$58,716

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2021 after giving effect to certain adjustments. The unaudited pro forma information for the three and nine months ended September 30, 2022 and 2021 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Business Combinations (continued)

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 9/30/2022	Quarter Ended 9/30/2021

Net Interest Income	$51,698	$50,183
Non-interest Income	14,097	16,967
Total Revenue	65,795	67,150
Provision for Loan Losses Expense	350	(2,479)
Non-interest Expense	34,572	36,503
Income Before Income Taxes	30,873	33,126
Income Tax Expense	6,133	6,544
Net Income	$24,740	$26,582
Earnings Per Share and Diluted Earnings Per Share	$0.84	$0.90

	Unaudited Pro Forma	Unaudited Pro Forma
	Nine Months Ended 9/30/2022	Nine Months Ended 9/30/2021

Net Interest Income	$148,203	$146,367
Non-interest Income	45,465	48,746
Total Revenue	193,668	195,113
Provision for Loan Losses Expense	(450)	(10,790)
Non-interest Expense	106,301	107,624
Income Before Income Taxes	87,817	98,279
Income Tax Expense	16,184	19,792
Net Income	$71,633	$78,487
Earnings Per Share and Diluted Earnings Per Share	$2.43	$2.67

For the three months ended September 30, 2022, the above pro forma financial information excludes non-recurring merger costs that totaled $144 on a pre-tax basis. For the nine months ended September 30, 2022, the above pro forma financial information excludes non-recurring merger costs that totaled $12,276 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $6,300 on a pre-tax basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 78 banking offices in 20 contiguous southern Indiana counties and 14 Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2022 and December 31, 2021 and the consolidated results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Net income for the quarter ended September 30, 2022 totaled $24,596,000, or $0.83 per share, an increase of 2% on a per share basis compared with the third quarter 2021 net income of $21,486,000, or $0.81 per share.

Net income for the nine months ended September 30, 2022 totaled $57,410,000, or $1.95 per share, a decline of 20% on a per share basis compared with the first nine months of 2021 net income of $64,865,000, or $2.44 per share. The change in net income during the first nine months of 2022, compared with the same period of 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The first nine months of 2022 results of operations included acquisition-related expenses of $12,276,000 ($9,336,000 or $0.32 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $0.16 per share, on an after tax basis). The decline in per share net income for the nine months ended September 30, 2022, as compared to the same period of 2021, was also impacted by the Company's January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

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

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2022. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2022, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $117,000 and gross unrealized losses totaled approximately $391,011,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income.

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2022 totaled $24,596,000, or $0.83 per share, an increase of 2% on a per share basis compared with the third quarter 2021 net income of $21,486,000, or $0.81 per share.

Net income for the nine months ended September 30, 2022 totaled $57,410,000, or $1.95 per share, a decline of 20% on a per share basis compared with the first nine months of 2021 net income of $64,865,000, or $2.44 per share. The change in net income during the first nine months of 2022, compared with the same period of 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The first nine months of 2022 results of operations included acquisition-related expenses of $12,276,000 ($9,336,000 or $0.32 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $0.16 per share, on an after tax basis). The decline in per share net income for the nine months ended September 30, 2022, as compared to the same period of 2021, was also impacted by the Company's January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

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

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2022 and 2021. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$402,006	$2,053	2.03%	$391,814	$141	0.14%
Securities:
Taxable	1,009,395	5,276	2.09%	857,394	3,261	1.52%
Non-taxable	838,770	7,679	3.66%	788,128	5,937	3.01%
Total Loans and Leases⁽²⁾	3,676,862	43,251	4.67%	3,055,926	35,538	4.62%
TOTAL INTEREST EARNING ASSETS	5,927,033	58,259	3.91%	5,093,262	44,877	3.51%
Other Assets	558,823			384,892
Less: Allowance for Credit Losses	(45,276)			(40,687)
TOTAL ASSETS	$6,440,580			$5,437,467

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,477,902	$3,131	0.36%	$2,737,358	$663	0.10%
Time Deposits	451,390	466	0.41%	395,114	476	0.48%
FHLB Advances and Other Borrowings	143,548	1,229	3.39%	190,252	1,149	2.40%
TOTAL INTEREST-BEARING LIABILITIES	4,072,840	4,826	0.47%	3,322,724	2,288	0.27%
Demand Deposit Accounts	1,738,237			1,409,841
Other Liabilities	42,759			46,268
TOTAL LIABILITIES	5,853,836			4,778,833
Shareholders’ Equity	586,744			658,634
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,440,580			$5,437,467

COST OF FUNDS			0.32%			0.18%
NET INTEREST INCOME		$53,433			$42,589
NET INTEREST MARGIN			3.59%			3.33%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the third quarter of 2022, net interest income, on a non tax-equivalent basis, totaled $51,698,000, an increase of $10,411,000, or 25%, compared to the third quarter of 2021 net interest income of $41,287,000. The increase in net interest income during the third quarter of 2022 compared with the third quarter of 2021 was primarily attributable to an improved net interest margin and a higher level of earning assets driven largely by the CUB acquisition and deposit growth, which led to a higher level of securities investment. These increases were partially mitigated by a lower level of PPP loan fee recognition.

The tax equivalent net interest margin for the quarter ended September 30, 2022 was 3.59% compared with 3.33% in the third quarter of 2021. The improvement in the net interest margin during the third quarter of 2022 was largely attributable to increased market interest rates resulting in improved yields on earning assets. The Company's net interest margin in both periods presented was impacted by fees recognized as a part of the PPP and accretion of loan discounts on acquired loans. The impact of the PPP fees and accretion of loan discounts was significantly less in the third quarter of 2022 compared to the third quarter of 2021.

Fees recognized on PPP loans through net interest income totaled $46,000 during the third quarter of 2022 and $4,111,000 during the third quarter of 2021. The fees recognized related to the PPP were immaterial to the net interest margin on an annualized basis in the third quarter of 2022 and 32 basis points in the third quarter of 2021. Accretion of loan discounts on acquired loans contributed approximately 7 basis points to the net interest margin in the third quarter of 2022 and 4 basis points in the third quarter of 2021. Accretion of discounts on acquired loans totaled $1,099,000 during the third quarter of 2022 and $516,000 during the third quarter of 2021.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2022 and 2021. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$533,758	$3,565	0.89%	$372,177	$329	0.12%
Securities:
Taxable	1,033,881	14,909	1.92%	794,023	9,391	1.58%
Non-taxable	869,039	22,204	3.41%	681,153	15,928	3.12%
Total Loans and Leases⁽²⁾	3,664,506	122,331	4.46%	3,094,214	105,263	4.55%
TOTAL INTEREST EARNING ASSETS	6,101,184	163,009	3.57%	4,941,567	130,911	3.54%
Other Assets	549,657			400,058
Less: Allowance for Credit Losses	(45,765)			(44,612)
TOTAL ASSETS	$6,605,076			$5,297,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,531,100	$5,115	0.19%	$2,645,261	$1,972	0.10%
Time Deposits	490,483	1,360	0.37%	429,201	1,878	0.59%
FHLB Advances and Other Borrowings	157,761	3,387	2.87%	184,467	3,445	2.50%
TOTAL INTEREST-BEARING LIABILITIES	4,179,344	9,862	0.32%	3,258,929	7,295	0.30%
Demand Deposit Accounts	1,739,389			1,352,519
Other Liabilities	44,017			46,282
TOTAL LIABILITIES	5,962,750			4,657,730
Shareholders’ Equity	642,326			639,283
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,605,076			$5,297,013

COST OF FUNDS			0.22%			0.20%
NET INTEREST INCOME		$153,147			$123,616
NET INTEREST MARGIN			3.35%			3.34%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first nine months of 2022, net interest income, on a non tax-equivalent basis, totaled $148,203,000, an increase of $28,104,000, or 23%, compared to the same period of 2021 net interest income of $120,099,000. The increase in net interest income during the first nine months of 2022 compared with same period of 2021 was primarily attributable to a higher level of earning assets driven by both the CUB acquisition and deposit growth, which led to a higher level of securities and short-term investments. Such increase was partially mitigated by a lower level of PPP loan fee recognition.

The tax equivalent net interest margin for the nine months ended September 30, 2022 was 3.35% compared with 3.34% for the same period of 2021. Excluding the impact of the PPP fees as well as accretion on loan discounts, there was improvement in the Company's net interest margin for the first nine months of 2022 largely attributable to improved yields on earning assets driven by increased market interest rates.

Fees recognized on PPP loans through net interest income totaled $873,000 during the first nine months of 2022 and $9,894,000 during the same period of 2021. The fees recognized related to the PPP contributed approximately 3 basis points to the net interest margin on an annualized basis in the first nine months of 2022 and 27 basis points in the same period of 2021. Accretion of loan discounts on acquired loans contributed approximately 12 basis points to the net interest margin in the first nine months of 2022 and 6 basis points in the first nine months of 2021. Accretion of discounts on acquired loans totaled $3,739,000 during the first nine months of 2022 and $2,054,000 during the first nine months of 2021.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2022, the Company recorded a provision for credit losses of $350,000 compared with a negative provision for credit losses of $2,000,000 during the third quarter of 2021.

During the nine months ended September 30, 2022, the Company recorded a provision for credit losses of $5,850,000 compared with the first nine months of 2021 negative provision for credit losses of $8,500,000. During the first quarter of 2022, the provision for credit losses included $6,300,000 for the Day 1 CECL addition to the allowance for credit loss related to the CUB acquisition for the non-PCD loans. The negative provision for credit losses in the third quarter of 2021 as well as the first nine months of 2021 was largely due to a decline in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020.

Net charge-offs totaled $682,000, or 7 basis points on an annualized basis, of average loans outstanding during the third quarter of 2022 compared with $197,000, or 3 basis points, of average loans during the third quarter of 2021. Net charge-offs totaled $1,285,000 or 5 basis points on an annualized basis of average loans outstanding during the nine months ended September 30, 2022, compared with $561,000 or 2 basis points on an annualized basis of average loans outstanding during the same period of 2021.

The provision for credit losses made during the three and nine months ended September 30, 2022 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended September 30, 2022, non-interest income totaled $14,097,000, a decrease of $1,459,000, or 9%, compared with the third quarter of 2021. The decrease in non-interest income during the third quarter of 2022 compared with the third quarter of 2021 was in large part attributable to the sale of two branch office locations during the third quarter of 2021 and lower volumes and lower pricing levels of loans sold in the secondary market.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Wealth Management Fees	$2,376	$2,690	$(314)	(12)%
Service Charges on Deposit Accounts	3,014	2,017	997	49
Insurance Revenues	1,995	2,007	(12)	(1)
Company Owned Life Insurance	416	493	(77)	(16)
Interchange Fee Income	4,054	3,339	715	21
Other Operating Income	1,365	2,595	(1,230)	(47)
Subtotal	13,220	13,141	79	1
Net Gains on Sales of Loans	854	2,197	(1,343)	(61)
Net Gains on Securities	23	218	(195)	(89)
Total Non-interest Income	$14,097	$15,556	$(1,459)	(9)

Wealth management fees declined $314,000, or 12%, during the third quarter of 2022 compared with the third quarter of 2021. The decline during the third quarter of 2022 was primarily the result of declines in the overall equity markets.

Service charges on deposit accounts increased $997,000, or 49%, during the third quarter of 2022 compared with the third quarter of 2021. The increase during the third quarter of 2022 was the result of the CUB acquisition as well as increased deposit customer activity.

Interchange fee income increased $715,000, or 21%, during the quarter ended September 30, 2022 compared with the third quarter of 2021. The increase in the level of fees during the third quarter of 2022 compared with the third quarter of 2021 was related to the CUB acquisition as well as increased card utilization by customers.

Other operating income declined $1,230,000, or 47%, during the third quarter of 2022 compared with the same quarter of 2021. The decline during the third quarter of 2022 compared with the third quarter of 2021 was primarily attributable to the net gain of $1,378,000 related to the sale of the two branch office locations during the third quarter of 2021.

Net gains on sales of loans declined $1,343,000, or 61%, during the third quarter of 2022 compared with the third quarter of 2021. The decline in the third quarter of 2022 compared with the third quarter of 2021 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $40.9 million during the third quarter of 2022 compared with $69.7 million during the third quarter of 2021.

During the nine months ended September 30, 2022, non-interest income totaled $45,465,000, an increase of $970,000, or 2%, compared with the first half of 2021.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Wealth Management Fees	$7,656	$7,668	$(12)	—%
Service Charges on Deposit Accounts	8,568	5,430	3,138	58
Insurance Revenues	7,970	7,319	651	9
Company Owned Life Insurance	1,768	1,230	538	44
Interchange Fee Income	11,848	9,651	2,197	23
Other Operating Income	3,858	5,287	(1,429)	(27)
Subtotal	41,668	36,585	5,083	14
Net Gains on Sales of Loans	3,324	6,417	(3,093)	(48)
Net Gains on Securities	473	1,493	(1,020)	(68)
Total Non-interest Income	$45,465	$44,495	$970	2

Service charges on deposit accounts increased $3,138,000, or 58%, during the first nine months of 2022 compared with the same period of 2021. The increase during 2022 compared with 2021 was the result of the CUB acquisition as well as increased deposit customer activity.

Company owned life insurance revenue increased $538,000, or 44%, during the nine months ended September 30, 2022 compared with the first nine months of 2021. The increase was largely related to death benefits received from life insurance policies during 2022 and to the CUB acquisition.

Interchange fee income increased $2,197,000, or 23%, during the first nine months of 2022 compared with the same period of 2021. The increase in the level of fees during the first nine months of 2022 compared with the same period of 2021 was related to the CUB acquisition as well as increased card utilization by customers.

Other operating income declined $1,429,000, or 27%, during the nine months ended September 30, 2022 compared with the same period of 2021. This decline was primarily attributable to the net gain of $1,378,000 related to the sale of the two branch office locations during the third quarter of 2021.

Net gains on sales of loans declined $3,093,000, or 48%, during the first three quarters of 2022 compared with the same period of 2021. The decline in 2022 compared with 2021 was generally attributable to a lower volume of loans sold and lower pricing levels. Loan sales totaled $142.6 million during 2022 compared with $200.0 million during 2021.

The Company realized $473,000 in gains on sales of securities during the first nine months of 2022 compared with $1,493,000 during the same period of 2021. The sales of securities in both periods was done as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended September 30, 2022, non-interest expense totaled $34,716,000, an increase of $2,272,000, or 7%, compared with the third quarter of 2021. The increase in non-interest expense in the third quarter of 2022 compared with the third quarter of 2021 was primarily related to the operating costs for CUB.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Salaries and Employee Benefits	$19,751	$17,274	$2,477	14%
Occupancy, Furniture and Equipment Expense	3,685	3,453	232	7
FDIC Premiums	477	383	94	25
Data Processing Fees	2,712	2,006	706	35
Professional Fees	1,188	1,357	(169)	(12)
Advertising and Promotion	1,215	897	318	35
Intangible Amortization	897	661	236	36
Other Operating Expenses	4,791	6,413	(1,622)	(25)
Total Non-interest Expense	$34,716	$32,444	$2,272	7

Salaries and benefits increased $2,477,000, or 14%, during the quarter ended September 30, 2022 compared with the third quarter of 2021. The increase in salaries and benefits during the third quarter of 2022 compared with the third quarter of 2021 was largely related to the salaries and benefit costs for the CUB employee base and a higher number of full time equivalent employees.

Data processing fees increased $706,000, or 35%, during the third quarter of 2022 compared with the third quarter of 2021. The increase in data processing fees during the third quarter of 2022 compared with the same period of the prior year was in part attributable to the CUB acquisition and costs related to continued data system enhancements.

Advertising and promotion expense increased $318,000, or 35%, in the third quarter of 2022 compared with the third quarter of 2021. The increase during the third quarter of 2022 was due in large part to expenses related to the CUB acquisition.

Other operating expenses declined $1,622,000, or 25%, during the third quarter of 2022 compared with the third quarter of 2021. The decline in the third quarter of 2022 compared with the same period of 2021 was primarily attributable to the establishment of a $3,050,000 settlement reserve for a lawsuit challenging the Company's assessment of overdraft fees for certain debit card transactions during the third quarter of 2021. Partially offsetting this decline were increased operating costs related to the acquisition of CUB. As previously reported, settlement and dismissal of the above lawsuit was approved by the court in August 2022.

During the nine months ended September 30, 2022, non-interest expense totaled $118,577,000, an increase of $25,837,000, or 28%, compared with the first nine months of 2021. The first nine months of 2022 non-interest expenses included approximately $12,276,000 of non-recurring acquisition-related expenses for the acquisition of CUB. The primary drivers of the remaining increases in the first nine months of 2022 compared with the first three quarters of 2021 were the operating costs for CUB.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2022	2021	Change	Change
Salaries and Employee Benefits	$63,223	$51,454	$11,769	23%
Occupancy, Furniture and Equipment Expense	11,266	11,631	(365)	(3)
FDIC Premiums	1,418	1,046	372	36
Data Processing Fees	12,896	5,528	7,368	133
Professional Fees	5,124	4,030	1,094	27
Advertising and Promotion	3,380	2,384	996	42
Intangible Amortization	2,871	2,132	739	35
Other Operating Expenses	18,399	14,535	3,864	27
Total Non-interest Expense	$118,577	$92,740	$25,837	28

Salaries and benefits increased $11,769,000, or 23%, during the first nine months of 2022 compared with the same period of 2021. The increase in salaries and benefits during the first nine months of 2022 compared with the first nine months of 2021 was largely attributable to the CUB acquisition completed on January 1, 2022. The first three quarters of 2022 included approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature with the remainder of the increase due primarily to the salaries and benefits costs for the CUB employee base.

Occupancy, furniture and equipment expense declined $365,000, or 3%, during the first nine months of 2022 compared with the same period of 2021. The decline during the first nine months of 2022 compared to the first nine months of 2021 was largely related to operating fewer branch offices from the Company’s existing branch network (excluding the CUB acquisition), which was the result of the Company’s 2021 operating optimization plan, and non-recurring costs associated with the optimization plan in the first nine months of 2021, partially mitigated by the operating costs of the CUB branch network in the first nine months of 2022.

Data processing fees increased $7,368,000, or 133%, during the first three quarters of 2022 compared with the same period of 2021. The increase during 2022 compared with 2021 was largely driven by acquisition-related costs which totaled approximately $4,982,000 during the first three quarters of 2022, along with the CUB operating costs and costs related to continued data system enhancements.

Professional fees increased $1,094,000, or 27%, in the first nine months of 2022 compared with the first nine months of 2021. The increase during 2022 was primarily due to professional fees associated with the CUB acquisition. Merger and acquisition related professional fees totaled approximately $1,755,000 during the first nine months of 2022.

Advertising and promotion expense increased $996,000, or 42%, in the first three quarters of 2022 compared with the first three quarters of 2021. The increase during 2022 was due in large part to expenses related to the CUB acquisition.

Other operating expenses increased $3,864,000, or 27%, during the first nine months of 2022 compared with the first nine months of 2021. The increase in 2022 compared to 2021 was largely attributable to acquisition-related costs that totaled approximately $3,862,000 in the first nine months of 2022 and operating costs associated with CUB. The acquisition-related costs were primarily vendor contract termination costs. These increases were partially offset by the aforementioned establishment of a $3,050,000 settlement reserve during the first nine months of 2021.

Income Taxes:

The Company’s effective income tax rate was 20.0% and 18.6%, respectively, during the three months ended September 30, 2022 and 2021. The Company's effective income tax rate was 17.1% and 19.3%, respectively, during the nine months ended September 30, 2022 and 2021. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.260 billion at September 30, 2022, representing an increase of $651.4 million compared with year-end 2021. The increase in total assets at September 30, 2022 compared with year-end 2021 was in large part attributable to the acquisition of CUB.

Securities available for sale declined $188.0 million as of September 30, 2022 compared with year-end 2021. The decline in the securities portfolio in the first three quarters of 2022 was largely the result of fair value adjustments on the available-for-sale portfolio caused by the rapid rise in market interest rates throughout 2022.

September 30, 2022 total loans increased $678.4 million compared with December 31, 2021. The increase in total loans at September 30, 2022, compared with year-end 2021, was largely due to the acquisition of CUB, which was partially offset by a decline in PPP loans. The Company had no PPP loans at September 30, 2022 compared with $19.5 million at December 31, 2021.

End of Period Loan Balances: (dollars in thousands)	September 30, 2022	December 31, 2021	Current Period Change
Commercial and Industrial Loans and Leases	$644,284	$548,350	$95,934
Commercial Real Estate Loans	1,923,794	1,530,677	393,117
Agricultural Loans	401,608	358,150	43,458
Home Equity and Consumer Loans	370,335	307,184	63,151
Residential Mortgage Loans	346,347	263,565	82,782
Total Loans	$3,686,368	$3,007,926	$678,442

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2022	December 31, 2021
Commercial and Industrial Loans and Leases	$13,673	$9,754
Commercial Real Estate Loans	22,143	19,245
Agricultural Loans	4,529	4,505
Home Equity and Consumer Loans	2,143	1,808
Residential Mortgage Loans	2,211	1,705
Unallocated	—	—

Total Allowance for Credit Losses	$44,699	$37,017

The Company’s allowance for credit losses totaled $44.7 million at September 30, 2022 compared to $37.0 million at year-end 2021. The allowance for credit losses represented 1.21% of period-end loans at September 30, 2022 compared with 1.23% at year-end 2021.

The Company adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("CECL") on January 1, 2020. The Company added $9.4 million to the allowance for credit losses in conjunction with the closing of the CUB acquisition on January 1, 2022, related to the CUB loan portfolio. Of the increase in the allowance for credit losses for the CUB portfolio, $6.3 million was recorded through the provision for credit losses on "Day 1" under the CECL model for non-PCD loans. The Company also acquired $29.9 million in PCD loans for which the Company recorded a credit adjustment of $3.1 million which was included in the allowance for credit losses.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of September 30, 2022, the Company held net discounts on acquired loans of $6.6 million which included $2.8 million related to the CUB loan portfolio.

The following is an analysis of the Company’s non-performing assets at September 30, 2022 and December 31, 2021:

Non-performing Assets: (dollars in thousands)	September 30, 2022	December 31, 2021
Non-accrual Loans	$13,054	$14,602
Past Due Loans (90 days or more)	726	156
Total Non-performing Loans	13,780	14,758
Other Real Estate	—	—
Total Non-performing Assets	$13,780	$14,758

Restructured Loans	$—	$104

Non-performing Loans to Total Loans	0.37%	0.49%
Allowance for Credit Loss to Non-performing Loans	324.38%	250.83%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Commercial and Industrial Loans and Leases	$8,695	$10,530	$28	$—
Commercial Real Estate Loans	2,059	2,243	—	156
Agricultural Loans	899	1,136	698	—
Home Equity Loans	262	24	—	—
Consumer Loans	89	82	—	—
Residential Mortgage Loans	1,050	587	—	—
Total	$13,054	$14,602	$726	$156

Non-performing assets totaled $13.8 million at September 30, 2022 compared to $14.8 million at year-end 2021. Non-performing assets represented 0.22% of total assets at September 30, 2022 compared to 0.26% at December 31, 2021. Non-performing loans totaled $13.8 million at September 30, 2022 compared to $14.8 million at year-end 2021. Non-performing loans represented 0.37% of total loans at September 30, 2022 compared to 0.49% at December 31, 2021.

September 30, 2022 total deposits increased $830.0 million compared to year-end 2021. The increase in total deposits at September 30, 2022 compared with year-end 2021 was largely attributable to the CUB acquisition.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2022	December 31, 2021	Current Period Change
Non-interest-bearing Demand Deposits	$1,755,065	$1,529,223	$225,842
Interest-bearing Demand, Savings, & Money Market Accounts	3,381,082	2,867,994	513,088
Time Deposits < $100,000	248,455	201,683	46,772
Time Deposits of $100,000 or more	189,739	145,416	44,323
Total Deposits	$5,574,341	$4,744,316	$830,025
Capital Resources:

As of September 30, 2022, shareholders’ equity declined by $173.8 million to $494.7 million compared with $668.5 million at year-end 2021. The decline in shareholders’ equity was primarily attributable to a decline in accumulated other comprehensive income of $324.5 million related to the decrease in value of the Company’s available-for-sale securities portfolio driven by a rapid increase in market interest rates during the first nine months of 2022. Partially mitigating the decline was the issuance of the Company’s common shares in the acquisition of CUB. Approximately 2.9 million shares were issued to CUB shareholders resulting in an increase to shareholders’ equity of $111.9 million. Also mitigating the decline was increased retained earnings of $37.1 million due to net income of $57.4 million, which was partially offset by the payment of $20.3 million in shareholder dividends.

Shareholders’ equity represented 7.9% of total assets at September 30, 2022 and 11.9% of total assets at December 31, 2021. Shareholders’ equity included $190.8 million of goodwill and other intangible assets at September 30, 2022 compared to $127.6 million of goodwill and other intangible assets at December 31, 2021. The increase in goodwill and other intangible assets was attributable to the CUB acquisition.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At September 30, 2022, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2022 Ratio	12/31/2021 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.21%	16.20%	8.00%	N/A
Bank	13.88%	13.36%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.76%	14.61%	6.00%	N/A
Bank	13.26%	12.83%	6.00%	8.00%
Common Tier 1, (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.04%	14.18%	4.50%	N/A
Bank	13.26%	12.83%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.10%	10.10%	4.00%	N/A
Bank	9.75%	8.88%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $23.8 million during the nine months ended September 30, 2022 ending at $373.0 million.  During the nine months ended September 30, 2022, operating activities resulted in net cash inflows of $82.5 million. Investing activities resulted in net cash inflows of $84.1 million during the nine months ended September 30, 2022. Financing activities resulted in net cash outflows for the nine months ended September 30, 2022 of $190.4 million.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2022, the parent company had approximately $41.6 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2022 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$232,690	4.18%
+1%	228,257	2.20%
Base	223,354	—
-1%	215,692	(3.43)%
-2%	204,337	(8.51)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2022 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2022 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$825,144	(6.25)%	14.76%	(1) b.p.
+1%	852,841	(3.11)%	14.78%	1 b.p.
Base	880,195	—	14.77%	—
-1%	898,703	2.10%	14.60%	(17) b.p.
-2%	898,664	2.10%	14.14%	(63) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2022	—	—	—	1,000,000
August 2022	—	—	—	1,000,000
September 2022	—	—	—	1,000,000
Total	—	—	—
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

GERMAN AMERICAN BANCORP, INC.

Date: November 7, 2022	By: /s/D. Neil Dauby
D. Neil Dauby
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2022	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)