Form 10-K
period 2022-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2023-03-01
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2022 was approximately $943,563,844. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 23, 2023, there were outstanding 29,493,049 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held May 18, 2023, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2022

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
AOCI:     Accumulated other comprehensive income (loss)
ASU:     Accounting Standards Update
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
CFPB:     Consumer Financial Protection Bureau
CME Term SOFR: A forward-looking term Secured Overnight Financing Rate, as administered by CME Group Benchmark Administration Limited

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

FHLB:     Federal Home Loan Bank
FRB:     Board of Governors of the Federal Reserve System
GAAP:    Generally Accepted Accounting Principles in the United States of America
GLB Act:     Gramm-Leach-Bliley Financial Modernization Act of 1999
LIBOR:     London Interbank Offered Rate
LIBOR Act: Adjustable Interest Rate (LIBOR) Act enacted on March 15, 2022
MBS:     Mortgage-backed securities
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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 77 banking offices in 20 contiguous southern Indiana counties and 14 counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

The Company’s lines of business include retail and commercial banking, wealth management services, and insurance operations. Our retail and commercial banking business involves attracting deposits from the general public and using those funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets. These core banking activities also include the sale of residential mortgage loans in the secondary market. Our wealth management services involve providing trust, investment advisory, brokerage and retirement planning services to customers. In our insurance operations, we offer a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets. Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bank	Commercial Bank	Jasper, IN
German American Insurance, Inc.	Multi-Line Insurance Agency	Jasper, IN
German American Investment Services, Inc.	Retail Brokerage	Jasper, IN

Business Developments

On January 1, 2022, the Company completed the acquisition of Citizens Union Bancorp of Shelbyville, Inc. (“CUB”) through the merger of CUB with and into the Company. Immediately following completion of the CUB holding company merger, CUB’s subsidiary bank, Citizen Union Bank of Shelbyville, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. CUB, headquartered in Shelbyville, Kentucky, operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through Citizens Union Bank of Shelbyville, Inc. in Kentucky. As of the closing of the transaction, CUB had total assets of approximately $1.109 billion, total loans of approximately $683.8 million, and total deposits of approximately $930.5 million. The Company issued approximately 2.9 million shares of its common stock, and paid approximately $50.8 million in cash, in exchange for all of the issued and outstanding shares of common stock of CUB. For further information regarding this merger and acquisition transaction, see Note 18 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 18 is incorporated into this Item 1 by reference.

During 2021, the Company executed an operating optimization plan, pursuant to which its banking subsidiary, German American Bank, consolidated seven branch offices and implemented various staff reductions. In making its decision to consolidate these branches, which were generally integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company’s evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. Also as part of the operating optimization plan, in September 2021, German American Bank sold its two branches located in Lexington, Kentucky to The Home Savings and Loan Company of Kenton, Ohio (“HSLC”). HSLC assumed approximately $17.6 million in total deposits and purchased approximately $17.8 million in total loans as part of the sale.

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

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana, Kentucky and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for the insurance products and services offered by German American Insurance, Inc., trust and financial planning services offered by the Bank and the brokerage products and financial planning services offered by German American Investment Services, Inc. In addition, financial technology, or “FinTech,” companies continue their rapid growth into key areas of banking. Many of these competitors have substantially greater resources than the Company.

Human Capital

At February 23, 2023, the Company and its subsidiaries employed approximately 866 full-time equivalent employees. There are no collective bargaining agreements, and we consider employee relations to be good.

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

German American strives to attract, develop, and retain talented individuals in every community we serve. We understand that, in order to deliver the best financial products and services to our clients, we need to invest in our team’s personal and professional success, which includes helping to create a work/life balance and providing further growth opportunities. As a result, our employees have demonstrated a desire and determination to succeed. Our culture encourages them to take initiative, accept challenges, and be collaborative to achieve performance and operating excellence for our customers, shareholders, and communities. German American’s reputation relies on integrity. Our team trusts each other in words and actions, which enables our customers to trust our brand. We value honesty, transparency, and diverse perspectives with high ethical standards in all we do.

We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in an intensely competitive environment for employees. Retention of skilled and highly trained employees is critical to our strategy of being a trusted resource to our communities and customers. Furthering our philosophy to attract and retain talented and motivated employees who will continue to advance our purpose and contribute to our overall success, our compensation and benefits programs include: medical (including telemedicine and behavioral health care services), dental and vision plans; a 401(k) deferred compensation plan, with matching contribution, which covers substantially all employees; flexible spending and health savings accounts, competitive paid time off (PTO) programs, life insurance and a robust employee assistance program that covers an array of work-life benefits that supports employee well-being. In addition, we offer supplemental benefits such as accident, critical illness and hospital indemnity policies, quarterly performance incentives, discounted bank services and an Employee Stock Purchase Plan.

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

We are committed to employee care and helping our employees improve their quality of life and place. As a result, we remain focused on continuous improvement throughout all departments in order to create positive outcomes and experiences for all. Most recently, we implemented a paid family bonding leave program, a paid-time off (PTO) donation program, and flexible work guidelines.

In order to develop a workforce that aligns with our purpose, we regularly sponsor local community events. We believe that the well-being of our employees and their personal and professional development is furthered by our outreach to the communities we serve. Our employees’ desire for active community involvement enables us to sponsor many local community events and initiatives, including leading financial literacy classes in community schools and volunteering to enhance the arts, education, economic development, and overall community enrichment in our footprint.

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
In an action related to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), in September 2020, federal banking regulators adopted a final rule that allowed banking organizations to mitigate the estimated cumulative regulatory capital effects of CECL for up to two years. This two-year delay is in addition to the three-year phase-in period discussed above. By adopting this option, the Company was able to largely delay the effects of CECL on its regulatory capital through

December 31, 2021. Beginning on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% was phased in on January 1, 2023 and another 25% will be phased in on each of January 1, 2024 and January 1, 2025 (at which time the adverse cumulative effects of adopting CECL will have been fully phased into our regulatory capital). Under this 2020 rule, the amount of adjustments to regulatory capital that could be deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021. For information about the one-time cumulative adjustment to our allowance for credit losses on January 1, 2020 and changes in the allowance during the subsequent two-year period, please see Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.
In April 2020, federal banking regulators modified the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the Paycheck Protection Program (“PPP”) established under the CARES Act to neutralize the regulatory capital effects of participating in the program by allowing PPP loans to receive a zero percent risk weight for purposes of determining risk-weighted assets and the CET1, Tier 1 and Total Risk-Based capital ratios. While there were no outstanding PPP loans at December 31, 2022, at December 31, 2021, risk-weighted assets included $19.5 million of PPP loans (net of deferred fees) at a zero risk weight. See “COVID-19 and Related Legislative and Regulatory Actions” below for additional information on the PPP.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank was well-capitalized throughout 2022, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no brokered deposits at December 31, 2022. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2022, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2022, see Note 8 (Shareholders’

Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.
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
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2022, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company approximately $125 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
Paycheck Protection Program. The CARES Act established the PPP, which is administered by the Small Business Administration (“SBA”), to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the pandemic. The Company actively participated in assisting its customers with PPP funding during all phases of the program. The vast majority of the Company’s PPP loans made in 2020 had two-year maturities, while the loans made in 2021 had five-year maturities. Loans under the program earned interest at a fixed rate of 1 percent. Consistent with the terms of the program, virtually all of the Company’s PPP loans have been forgiven by the SBA and those that were not have otherwise been repaid by the customer. As a result, the Company did not have any PPP loans outstanding as of December 31, 2022, as compared to having $19.5 million outstanding at December 31, 2021.
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
Actual results may differ materially and adversely from the expectations of the Company that are expressed or implied by any forward-looking statement. The discussions in Item 1A, “Risk Factors,” and in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” list some of the factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statements. Those risks, and other risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward-looking statement, include but are not limited to:
•changes in interest rates and the timing and magnitude of any such changes;
•unfavorable economic conditions, including a prolonged period of inflation, and the resulting adverse impact on, among other things, credit quality;
•the impacts of epidemics, pandemics or other infectious disease outbreaks, including the continuation of the COVID-19 pandemic;
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
•the potential for increases to, and volatility in, the balance of our allowance for credit losses and related provision expense due to the current expected credit loss (CECL) standard;
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
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; and
•with respect to the merger with CUB, the possibility that the benefits of the transaction, including cost savings and strategic gains, do not continue as anticipated, including as a result of the impact of, or problems arising from, the continued integration of the two companies, unexpected credit quality problems of the acquired loans or other assets, or unexpected attrition of the customer base of the acquired institution or branches.

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

We conduct business from offices that are located in 20 contiguous southern Indiana counties and 14 counties in Kentucky, from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in this area. A favorable business environment is generally characterized by, among other factors, economic growth, low inflation, low unemployment, high business and investor confidence, strong business earnings, and efficient capital markets. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth in the markets where we operate and in the United States as a whole; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; commodity price volatility; natural disasters; or a combination of these or other factors.

Current economic conditions are being heavily impacted by elevated levels of inflation and rising interest rates. A prolonged period of inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could have direct or indirect material adverse impacts on us, on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such pressures could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may experience increases to, and volatility in, the balance of our allowance for credit losses and related provision expense due to the adoption of the current expected credit loss (“CECL”) methodology.

Effective January 1, 2020, the Company adopted the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaced the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount, and requires significant use of management judgments. This differs significantly from the incurred loss model, which delayed recognition until it was probable a loss had been incurred. Any failure of these judgments or forecasts to be correct could create more volatility in the level of our allowance for credit losses, and negatively affect our results of operations and financial condition.

Our allowance for credit losses may not be adequate to cover actual losses.

We maintain an allowance for credit losses for the expected credit losses over the contractual life of the loan portfolio as well as unfunded loan commitments. The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency levels, changes in environmental conditions, unemployment rates, risk classifications and collateral values. We have also included assumptions about the continued effects of the advancing stress on the economy as a result of inflationary pressures, rising interest rates and financial market volatility, and economic conditions in general, all of which are highly uncertain and for which we have limited recent historical experience to draw upon. If our assumptions and judgments used to determine the allowance for credit losses prove to be incorrect, the allowance may not be adequate. We could sustain actual loan losses that are significantly higher than the amount of our allowance for credit losses.

We could be adversely affected by changes in interest rates.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions, inflationary trends, demand for loans, securities and deposits, and policies of various governmental and regulatory agencies and, in particular, the monetary policies of the FRB. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. We maintain an investment portfolio consisting of various high quality liquid fixed-income securities. The nature of fixed-income securities is such that increases in prevailing market interest rates negatively impact the value of these securities, while decreases in prevailing market interest rates positively impact the value of these securities. Any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on our financial condition, results of operations, and cash flows.

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

Certain loans made by us and financing extended to us are made at variable rates that, historically, have used LIBOR as a benchmark for establishing the interest rate. In addition, we also have interest rate derivatives that reference LIBOR. After first announcing its intention to do so in July 2017, the United Kingdom’s Financial Conduct Authority, the authority regulating LIBOR, announced in March 2021 that, among other things: (i) a majority of the current LIBOR rate settings would cease to exist immediately after December 31, 2021 (including the 1-week and 2-month U.S. dollar LIBOR settings); and (ii) the 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings would cease to exist after June 30, 2023.

To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (the “ARRC”), a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. As such, it is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law. The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and 12-month tenors) and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023. The LIBOR Act also contains “safe harbor” provisions protecting lenders (as well as “determining” and “calculating” persons) for (i) the selection or use of a Board-

selected SOFR-based benchmark replacement, (ii) the implementation of benchmark replacement conforming changes, or (iii) the determination of benchmark replacement conforming changes for contracts other than consumer loans.

As federal banking regulators required banks to stop originating new products using LIBOR by December 31, 2021, the Bank began primarily using SOFR in originating its indexed-based loans, that were formerly indexed to LIBOR, and other products following such date. The Bank is also continuing the transition of its existing LIBOR-based exposures to an appropriate alternative reference rate on or before June 30, 2023. Existing contracts without fallback provisions are expected to either be amended prior to June 30, 2023 to include such provisions or to transition to an alternative reference rate pursuant to the terms of the LIBOR Act and the related regulations.

While the regulatory framework for the continued transition away from LIBOR to an alternative reference rate has been established, that transition could have a range of adverse effects on our business, financial condition and results of operations, which effects are unknown at this time.

The Company’s business, results of operations and financial condition may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak, or other infectious disease outbreaks.

The Company may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that adversely affects general commercial activity, the global economy (including the states and local economies in which we operate) and financial markets. For example, the spread of COVID-19, which has been identified as a pandemic by the World Health Organization and declared a national emergency in the United States, created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the states and local economies in which we conduct nearly all of our business.

The continuation of the COVID-19 pandemic, or a new epidemic, pandemic or infectious disease outbreak, may result in the Company closing certain offices and may require us to limit how customers conduct business through our branch network. If our employees are required to work remotely, the Company will be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations. Furthermore, the Company’s business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines or other government actions.

In addition, an epidemic, a pandemic or another infectious disease outbreak, or the continuation of the COVID-19 pandemic, could again significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment and general economic and financial instability. An economic slow-down, or the reversal of the economic recovery, in the regions in which we conduct our business could result in declines in loan demand and collateral values. Furthermore, negative impacts on our customers caused by such a health crisis, including the continuation of COVID-19, could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Moreover, governmental and regulatory actions taken in response to an epidemic, a pandemic or another infectious disease outbreak may include decreased interest rates, which could adversely impact the Company’s interest margins and may lead to decreases in the Company’s net interest income.

The extent to which a widespread health crisis, including the continuation of COVID-19, may impact the Company’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat such an epidemic, a pandemic or another infectious disease outbreak, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of a widespread health crisis, including the continuation of the COVID-19 pandemic, may heighten many of the other risks described in this “Risk Factors” section. As a result, the negative effects on the Company’s business, results of operations and financial condition from an epidemic, a pandemic or another infectious disease outbreak, including the continuation or resurgence of the COVID-19 pandemic, could be material.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties in connection with the Bank’s processing, funding, and servicing of loans for the PPP.

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

Following commencement of the PPP, several larger banks have been subject to litigation relating to the policies and procedures that they used in processing applications for the program. The Company and the Bank may be exposed to the risk of similar litigation. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank may also be exposed to the risk that the SBA or U.S. Department of Justice determines there was a deficiency in the manner in which a PPP loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of such determination, the SBA or U.S. Department of Justice may seek recovery from the Bank of any loss related to the deficiency.

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

General market fluctuations, industry factors and general economic and political conditions and events (including any continuing effects of the COVID-19 pandemic, elevated inflation, interest rate changes, credit loss trends, or economic slowdowns or recessions) could also cause our stock price to decrease regardless of operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 50 other locations in Southern Indiana and 28 in Kentucky. Of the 78 total locations, 60 are owned by the Company and 18 are leased from third parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

German American Bancorp, Inc.’s stock is traded on the Nasdaq Global Select Market under the symbol GABC.

The Common Stock was held of record by approximately 3,164 shareholders at February 23, 2023.

Transfer Agent:	Computershare Priority Processing 150 Royall St., Suite 101 Canton, MA 02021 (800) 884-4225	Shareholder Information and Corporate Office:	Terri A. Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2022, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2022 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, First Internet Bancorp, and First Savings Financial Corp. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2022
175.00
150.00
125.00
100.00
75.00
50.00
2017
2018
2019
2020
2021
2022
German American Bancorp, Inc.
Russell 2000 Index
Russell Microcap
Peer Group

Stock Repurchase Program Information
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2022.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2022	—	$—	—	1,000,000
November 2022	—	—	—	1,000,000
December 2022	—	—	—	1,000,000
Totals	—	$—	—
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

Equity Compensation Plan Information

See Item 12 of Part III of this Report for information regarding securities authorized for issuance under equity compensation plans.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 77 banking offices in 20 contiguous southern Indiana counties and 14 counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2020 through 2022 and its financial condition as of December 31, 2021 and 2022. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

For further information regarding this merger and acquisition transaction, see Note 18 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

As previously disclosed, during 2021, the Company executed an operating optimization plan, pursuant to which its banking subsidiary, German American Bank, consolidated seven branch offices and implemented various staff reductions. In making its decision to consolidate these branches, which were generally integrated with other nearby bank branches, the Company considered, among other factors, the operating costs of the branches, certain physical limitations impacting the bank facilities, and their proximity to other branch locations. In addition, the Company’s evaluation of the branch consolidations and the reductions in staff also took into consideration the numbers and types of transactions being conducted by its customers and the increased usage of online and mobile banking. Also as part of the operating optimization plan, in September 2021, German American Bank sold its two branches located in Lexington, Kentucky to The Home Savings and Loan Company of Kenton, Ohio (“HSLC”). HSLC assumed approximately $17.6 million in total deposits and purchased approximately $17.8 million in total loans as part of the sale.

Financial Overview
Net income for the year ended December 31, 2022 totaled $81,825,000, or $2.78 per share, a decline of $2,312,000, or approximately 12% on a per share basis, from the year ended December 31, 2021 net income of $84,137,000, or $3.17 per share. The change in net income during 2022, compared with 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The 2022 results of operations included acquisition-related expenses of $12,323,000 ($9,372,000 or $0.32 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $1.16 per share, on an after tax basis). The decline in per share net income for the year ended December 31, 2022, as compared to 2021, was also impacted by the Company's January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being unemployment rate forecast, gross domestic product and agricultural producer price index as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. The impact of the changes in the unemployment and gross domestic product forecast range between December 31, 2022, and December 31, 2021, resulted in a decrease in the allowance for credit losses of approximately $600,000.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company's scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management's judgements or assumptions of qualitative loss factors that were utilized at December 31, 2022 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

SECURITIES VALUATION

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2022. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of December 31, 2022, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $695,000 and gross unrealized losses totaled approximately $333,852,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2022 totaled $81,825,000, or $2.78 per share, a decline of $2,312,000, or approximately 12% on a per share basis, from the year ended December 31, 2021 net income of $84,137,000, or $3.17 per share. The change in net income during 2022, compared with 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The 2022 results of operations included acquisition-related expenses of $12,323,000 ($9,372,000 or $0.32 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $1.16 per share, on an after tax basis). The decline in per share net income for the year ended December 31, 2022, as compared to 2021, was also impacted by the Company's January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

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

During the year ended December 31, 2022, net interest income totaled $200,584,000, representing an increase of $39,754,000, or 25%, from the year ended December 31, 2021 net interest income of $160,830,000. The increase in net interest income during 2022 compared with 2021 was primarily attributable to a higher level of earning assets, driven in large part by the CUB acquisition, and an expansion of the Company’s net interest margin. The increase in net interest income was partially offset by a lower level of PPP loan fee recognition.

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

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin for the year ended December 31, 2022 was 3.45% compared to 3.31% in 2021 and 3.63% in 2020. The improvement in the Company’s net interest margin during 2022 compared to 2021 was largely attributable to improved yields on earning assets driven by increased market rates. Historically low market interest rates impacted the Company’s net interest margin in both 2021 and 2020 by reducing earning asset yields, with those declines being partially mitigated by a lower cost of funds. Also contributing to the lower net interest margin was excess liquidity the Company had on its balance sheet that resulted from significant deposit growth during 2021 and 2020, PPP loan forgiveness and somewhat muted loan growth.

The Company’s net interest margin for all periods presented was impacted by the accretion of discounts on acquired loans. In 2021 and 2020, the Company's net interest margin was also impacted by fees recognized as a part of the PPP. Fees recognized on PPP loans through net interest income totaled $873,000 during 2022 and $12,196,000 during 2021. The fees recognized related to the PPP contributed approximately 1 basis point to the net interest margin in 2022 and 24 basis points to the net interest margin in 2021. Accretion of discounts on acquired loans contributed approximately 7 basis points to the net interest margin during both 2022 and 2021, and 13 basis points during 2020. Accretion of discounts on acquired loans totaled $4,341,000 during 2022, $3,476,000 during 2021, and $5,769,000 during 2020.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for all periods presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$458,230	$5,765	1.26%	$390,362	$488	0.12%	$209,012	$382	0.18%

Securities:
Taxable	1,015,958	20,453	2.01%	824,204	12,962	1.57%	555,961	10,447	1.88%
Non-taxable	844,772	29,810	3.53%	728,765	22,504	3.09%	420,294	15,040	3.58%
Total Loans and Leases ⁽²⁾	3,680,708	169,593	4.61%	3,072,302	139,378	4.54%	3,185,542	151,946	4.77%

TOTAL INTEREST EARNING ASSETS	5,999,668	225,621	3.76%	5,015,633	175,332	3.50%	4,370,809	177,815	4.07%

Other Assets	559,949			397,147			398,102
Less: Allowance for Credit Losses	(45,587)			(43,073)			(39,905)

TOTAL ASSETS	$6,514,030			$5,369,707			$4,729,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$2,013,969	$8,583	0.43%	$1,595,579	$1,789	0.11%	$1,309,998	$4,089	0.31%
Savings Deposits and Money Market Accounts	1,473,772	2,879	0.20%	1,106,692	885	0.08%	912,183	1,885	0.21%
Time Deposits	474,409	2,052	0.43%	412,935	2,281	0.55%	567,932	7,722	1.36%
FHLB Advances and Other Borrowings	159,029	4,828	3.04%	186,750	4,594	2.46%	221,832	5,430	2.45%

TOTAL INTEREST-BEARING LIABILITIES	4,121,179	18,342	0.45%	3,301,956	9,549	0.29%	3,011,945	19,126	0.63%

Demand Deposit Accounts	1,738,349			1,378,647			1,070,284
Other Liabilities	44,436			46,170			51,996
TOTAL LIABILITIES	5,903,964			4,726,773			4,134,225

Shareholders’ Equity	610,066			642,934			594,781

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,514,030			$5,369,707			$4,729,006

COST OF FUNDS			0.31%			0.19%			0.44%

NET INTEREST INCOME		$207,279			$165,783			$158,689

NET INTEREST MARGIN			3.45%			3.31%			3.63%

(1)Effective tax rates were determined as though interest earned on the Company's investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $6,972, $15,761, and $15,003 for 2022, 2021 and 2020, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2022 compared to 2021 Increase / (Decrease) Due to ⁽¹⁾			2021 compared to 2020 Increase / (Decrease) Due to ⁽¹⁾
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$99	$5,178	$5,277	$254	$(148)	$106
Taxable Securities	3,399	4,093	7,492	4,426	(1,911)	2,515
Non-taxable Securities	3,852	3,453	7,305	9,764	(2,300)	7,464
Loans and Leases	28,001	2,214	30,215	(5,290)	(7,278)	(12,568)
Total Interest Income	35,351	14,938	50,289	9,154	(11,637)	(2,483)

Interest Expense:
Savings and Interest-bearing Demand	978	7,810	8,788	1,083	(4,383)	(3,300)
Time Deposits	310	(539)	(229)	(1,714)	(3,727)	(5,441)
FHLB Advances and Other Borrowings	(744)	978	234	(863)	27	(836)
Total Interest Expense	544	8,249	8,793	(1,494)	(8,083)	(9,577)

Net Interest Income	$34,807	$6,689	$41,496	$10,648	$(3,554)	$7,094

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

PROVISION FOR CREDIT LOSSES

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During 2022, the Company recorded a provision for credit losses of $6,350,000 compared with a negative provision for credit losses of $6,500,000 during 2021 and a provision for credit losses of $17,550,000 during 2020.

During 2022, the provision for credit losses represented approximately 17 basis points of average loans. The provision for credit losses in 2022 included $6,300,000 for the Day 1 CECL addition to the allocation for credit loss related to the CUB acquisition for the non-PCD loans. The Company realized net charge-offs of $2,316,000 or 6 basis points of average loans during 2022.

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

The provision for credit losses made during 2022 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors. Refer also to the sections entitled “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for credit losses.

NON-INTEREST INCOME

During the year ended December 31, 2022, non-interest income declined $329,000 or 1% from the year ended December 31, 2021. During the year ended December 31, 2021, non-interest income increased $4,988,000, or 9%, from the year ended December 31, 2020.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2022	2021	2020	2021	2020
Wealth Management Fees	$10,076	$10,321	$8,005	(2)%	29%
Service Charges on Deposit Accounts	11,457	7,723	7,334	48	5
Insurance Revenues	10,020	9,268	8,922	8	4
Company Owned Life Insurance	2,264	1,529	2,307	48	(34)
Interchange Fee Income	15,820	13,116	10,529	21	25
Other Operating Income	5,116	6,991	3,388	(27)	106
Subtotal	54,753	48,948	40,485	12	21
Net Gains on Sales of Loans	3,818	8,267	9,908	(54)	(17)
Net Gains on Securities	562	2,247	4,081	(75)	(45)
TOTAL NON-INTEREST INCOME	$59,133	$59,462	$54,474	(1)	9

Wealth management fees declined $245,000, or 2%, during 2022 compared with 2021. Wealth management fees increased $2,316,000, or 29%, during 2021 compared with 2020. The increase in 2021 compared to 2020 was largely attributable to increased assets under management in the Company’s wealth management group.

Service charges on deposit accounts increased $3,734,000, or 48%, during 2022 compared to 2021. The increase during 2022 compared with 2021 was the result of the CUB acquisition as well as increased deposit customer activity. Service charges on deposit accounts increased $389,000, or 5%, during 2021 compared with 2020.

Company owned life insurance revenue increased $735,000, or 48%, during 2022 compared with 2021. The increase during 2022 compared with 2021 was largely related to death benefits received from life insurance policies during 2022 and to the CUB acquisition. Company owned life insurance revenue declined $778,000, or 34%, during 2021 compared with 2020. The decline during 2021 compared with 2020 was largely related to death benefits received from life insurance policies during 2020.

Interchange fees increased $2,704,000, or 21%, during 2022 compared with 2021. The increased level of fees during 2022 compared with 2021 was related to the CUB acquisition as well as increased card utilization by customers. Interchange fees increased $2,587,000, or 25%, during 2021 compared to 2020. The increased level of fees during 2021 compared with 2020 was due to increased economic activity and increased card utilization by customers.

Other operating income declined $1,875,000 or 27%, during the year ended December 31, 2022 compared with 2021. This decline was primarily attributable to the net gain of $1.4 million related to the sale of the two branch office locations in Lexington, Kentucky during the third quarter of 2021 and to a lower level of interest rate swap transaction fees with loan customers. Other operating income increased $3,603,000, or 106%, during 2021 compared with 2020. The increase during 2021 was largely attributable to the net gain of approximately $1.4 million related to the aforementioned sale of the two branch office locations and approximately $863,000 of fair value adjustments and higher transaction fees associated with interest rate swap transactions with loan customers. Also contributing to the increase in 2021, was the donation of a building and accompanying real estate to a local municipality in one of the Company’s market areas.

Net gains on sales of loans declined $4,449,000, or 54%, during the year ended December 31, 2022 compared with 2021. The decline in 2022 compared with 2021 was generally attributable to a lower volume of loans sold and lower pricing levels. Net gains on sales of loans declined $1,641,000, or 17%, during 2021 compared with the 2020. The decline in 2021 compared with 2020 was generally attributable to a lower level of fair value adjustments on commitments to sell loans and a modestly lower level of loans sold, which were partially offset by higher pricing levels on loans sold. Loan sales totaled $168.1 million during 2022, $266.0 million during 2021, and $316.4 million during 2020.

The Company realized $562,000 in gains on sales of securities during 2022 compared with $2,247,000 during 2021 and $4,081,000 during 2020. The sales of securities in all periods were done as part of shifts in the allocations within the securities portfolio.

NON-INTEREST EXPENSE

During the year ended December 31, 2022, non-interest expense totaled $154,191,000, an increase of $30,184,000, or 24%, compared with the year ended December 31, 2021. The 2022 non-interest expenses included approximately $12,323,000 of non-recurring acquisition-related expenses for the acquisition of CUB. The primary drivers of the remaining increases during 2022 compared with 2021 were the operating costs for CUB. During 2021, non-interest expense totaled $124,007,000, an increase of $6,884,000, or 6%, compared with 2020.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2022	2021	2020	2021	2020
Salaries and Employee Benefits	$84,145	$68,570	$68,112	23%	1%
Occupancy, Furniture and Equipment Expense	14,921	14,831	14,024	1	6
FDIC Premiums	1,860	1,419	740	31	92
Data Processing Fees	15,406	7,611	6,889	102	10
Professional Fees	6,295	5,009	3,998	26	25
Advertising and Promotion	4,416	4,197	3,589	5	17
Intangible Amortization	3,711	2,731	3,539	36	(23)
Other Operating Expenses	23,437	19,639	16,232	19	21
TOTAL NON-INTEREST EXPENSE	$154,191	$124,007	$117,123	24	6

Salaries and benefits increased $15,575,000, or 23%, during 2022 compared with 2021. The increase in salaries and benefits during 2022 compared with 2021 was largely attributable to the CUB acquisition, including approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature, with the remainder of the increase due primarily to the salaries and benefits costs for the CUB employee base. Salaries and benefits were relatively stable during 2021 compared with 2020, increasing by $458,000, or less than 1%.

Occupancy, furniture and equipment had a minimal increase of $90,000, or 1%, during 2022 compared with 2021. Occupancy, furniture and equipment expense increased $807,000, or 6%, during 2021 compared with 2020. The increase during 2021 was due in large part to lease termination costs associated with the Company’s operating optimization plan.

FDIC premiums increased $441,000, or 31%, during 2022 compared with 2021. This increase is primarily attributable to an increase in total assessable assets from the acquisition of CUB as well as organic growth. FDIC premiums increased $679,000, or 92%, during 2021 compared with 2020. The increase during 2021 compared with 2020 was related to credits received from the FDIC during 2020. No credits were received during 2021. The credits received in 2020 and prior years were due to the reserve ratio of the deposit insurance fund exceeding the FDIC targeted levels.

Data processing fees increased $7,795,000, or 102%, during the year ended December 31, 2022 compared with 2021. The increase during 2022 compared with 2021 was largely driven by acquisition-related costs, which totaled approximately $4,982,000 during 2022, along with the CUB operating costs and costs related to continued data system enhancements. Data processing fees increased $722,000, or 10%, during 2021 compared with 2020. The increase was related to various software costs including expenses related to the PPP loan program as well as increased data processing fees for the branch sales during 2021.

Professional fees increased $1,286,000, or 26%, during 2022 compared with 2021. The increase during 2022 was primarily due to professional fees associated with the CUB acquisition. Merger and acquisition-related professional fees totaled approximately $1,802,000 during 2022 compared with $678,000 during 2021. Professional fees increased $1,011,000, or 25%, during 2021 compared with 2020. The increase during 2021 compared with 2020 was largely attributable to professional fees associated with the acquisition of CUB and an increase in legal fees related to non-acquisition related legal matters.

Advertising and promotion expense increased $219,000, or 5%, during the year ended December 31, 2022 compared with 2021. Advertising and promotion expense increased $608,000, or 17%, during 2021 compared with 2020. The increase during 2021 was attributable to the donation of a building and accompanying real estate to a local municipality in one of the Company’s market areas.

Other operating expenses increased $3,798,000, or 19%, during the year ended December 31, 2022 compared with 2021. The increase in 2022 compared to 2021 was primarily attributable to acquisition-related costs that totaled approximately $3,862,000 during 2022 and operating costs associated with CUB. The acquisition-related costs were primarily vendor contract termination costs. Other operating expenses increased $3,407,000, or 21%, during 2021 compared with 2020. The increase during 2021 was primarily attributable to the establishment of a settlement reserve for a lawsuit challenging the Company’s assessment of overdraft fees for certain debit card transactions. Settlement and dismissal of the lawsuit was approved by the court and completed in 2022. In addition, the Company recognized $1,276,000 of charges related to various fixed asset write-downs as a part of the Company’s operating optimization plans announced in March 2021.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 17.5%, 18.1%, and 17.1%, respectively, in 2022, 2021, and 2020. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2022, shareholders’ equity declined by $110.1 million to $558.4 million compared with $668.5 million at year-end 2021. The decline in shareholders’ equity was primarily attributable to a decline in accumulated other comprehensive income ("AOCI") of $278.9 million related to the decrease in value of the Company’s available-for-sale securities portfolio. Partially offsetting the decline in shareholders’ equity was the issuance of the Company’s common shares in the acquisition of Citizens Union Bancorp of Shelbyville, Inc. Approximately 2.9 million shares were issued to CUB shareholders resulting in an increase to shareholders’ equity of $111.7 million. Also partially offsetting the decline in shareholders’ equity that was attributable to AOCI was the increase in retained earnings of $54.8 million due to net income of $81.8 million during 2022 which was partially offset by the payment of $27.0 million in shareholder dividends.

Shareholders’ equity represented 9.1% of total assets at December 31, 2022 and 11.9% of total assets at December 31, 2021. Shareholders’ equity included $189.8 million of goodwill and other intangible assets at December 31, 2022 compared to $127.6 million of goodwill and other intangible assets at December 31, 2021. This increase in goodwill and other intangible assets was primarily related to the acquisition of CUB.

On January 25, 2021, the Company’s Board of Directors approved a stock repurchase program for up to 1.0 million of its outstanding common shares. The Company did not repurchase any shares of common stock under the repurchase plan during 2021.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations, like the Company. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At December 31, 2022, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	12/31/2022 Ratio	12/31/2021 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.45%	16.20%	8.00%	N/A
Bank	14.07	13.36	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.97%	14.61%	6.00%	N/A
Bank	13.42	12.83	6.00	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.26%	14.18%	4.50%	N/A
Bank	13.42	12.83	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.50%	10.10%	4.00%	N/A
Bank	10.09	8.88	4.00	5.00%
(1) Excludes capital conservation buffer.

In December 2018, the federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintained the three-year transition option in the previous rule and provided banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option and, as a result, began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital effective January 1, 2022. An additional 25% is to be phased in at the beginning of each subsequent year until fully phased in by January 1, 2025. Under the five-year transition option, the amount of adjustments to regulatory capital that could be deferred until the phase-in period began included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

On April 9, 2020, federal banking regulators issued an interim final rule to modify the Basel III regulatory capital rules applicable to banking organizations to allow those organizations participating in the PPP to neutralize the regulatory capital effects of participating in the program. Specifically, the agencies have clarified that banking organizations, including the Company and the Bank, are permitted to assign a zero percent risk weight to PPP loans for purposes of determining risk-weighted assets and risk-based capital ratios. While there were no outstanding PPP loans at December 31, 2022, at December 31, 2021, risk-weighted assets included $19.5 million of PPP loans (net of deferred fees) at a zero risk weight.

USES OF FUNDS

LOANS

December 31, 2022 total loans increased $780.7 million, or 26%, compared with December 31, 2021. The increase in total loans at December 31, 2022 compared with year-end 2021 was largely due to the acquisition of CUB and organic loan growth from throughout the Company’s existing market areas, partially offset by a decrease in PPP loans. Commercial and industrial loans increased approximately $128.1 million, or 23%, compared with year-end 2021, commercial real estate loans increased $436.2 million, or 28%, and agricultural loans increased $59.3 million, or 17%. At December 31, 2022, as compared with year-end 2021, retail loans increased $157.1 million, or 28%.

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

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2022. The portfolio is most heavily concentrated in commercial real estate loans at 52% of the portfolio and commercial and industrial loans at 18% of the portfolio, and agricultural loans at 11% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Commercial and Industrial Loans and Leases	$676,502	$548,350	$694,437	$589,758	$543,761
Commercial Real Estate Loans	1,966,884	1,530,677	1,467,397	1,495,862	1,208,646
Agricultural Loans	417,413	358,150	376,186	384,526	365,208
Home Equity and Consumer Loans	377,164	307,184	297,702	306,972	285,534
Residential Mortgage Loans	350,682	263,565	256,276	304,855	328,592
Total Loans	3,788,645	3,007,926	3,091,998	3,081,973	2,731,741
Less: Unearned Income	(3,711)	(3,662)	(3,926)	(4,882)	(3,682)
Subtotal	3,784,934	3,004,264	3,088,072	3,077,091	2,728,059
Less: Allowance for Loan Losses	(44,168)	(37,017)	(46,859)	(16,278)	(15,823)
Loans, Net	$3,740,766	$2,967,247	$3,041,213	$3,060,813	$2,712,236
Net PPP Loans (Included in Commercial and Industrial above)	—	19,450	181,984	—	—

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	18%	18%	23%	19%	20%
Commercial Real Estate Loans	52%	51%	47%	49%	44%
Agricultural Loans	11%	12%	12%	12%	13%
Home Equity and Consumer Loans	10%	10%	10%	10%	11%
Residential Mortgage Loans	9%	9%	8%	10%	12%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in southern Indiana and central and western Kentucky. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a reasonable proximity of the Company’s primary market and are granted on a selective basis.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2022, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$849,395	$1,540,495	$668,472	$3,058,362

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$717,107	$1,491,860

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2022	%	2021	%	2020	%

Federal Funds Sold and Other Short-term Investments	$41,905	2%	$349,717	16%	$287,776	20%
U.S. Treasury	64,097	3	—	—	—	—
Obligations of State and Political Subdivisions	939,193	44	896,048	40	548,273	37
MBS/CMO - Residential	846,519	40	797,693	36	535,526	37
US Gov't Sponsored Entities & Agencies	245,017	11	175,457	8	88,376	6
Equity Securities	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾
Total Securities Portfolio	$2,137,084	100%	$2,219,268	100%	$1,460,304	100%
(1)n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $82.2 million, or 4%, at year-end 2022 compared to year-end 2021 and increased $759.0 million, or 52%, at year-end 2021 compared with year-end 2020. The decline from year-end 2022 compared with year end 2021 was primarily attributable to the decrease in federal funds sold which is partially offset by the increase in amortized cost of obligations of state and political subdivisions, agency issued mortgage related securities and collateralized and uncollateralized federal agency securities. The increase in the securities portfolio comparing year-end 2021 to year-end 2020 resulted from increased levels of deposits during 2021 in addition to PPP loan forgiveness and repayment activity over that same period.

The investment portfolio continues to be relatively balanced with agency issued mortgage related securities and collateralized and uncollateralized federal agency securities, totaling $1.092 billion, or 51% of the total securities portfolio at December 31, 2022. The Company’s level of obligations of state and political subdivisions increased to $939.2 million or 44% of the portfolio at December 31, 2022.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2022	2021	2020
U.S. Treasury	$64,119	$—	$—
Obligations of State and Political Subdivisions	777,852	925,706	581,247
MBS/CMO - Residential	714,681	791,950	548,307
US Gov't Sponsored Entities & Agencies	205,017	171,961	88,298
Total Securities	$1,761,669	$1,889,617	$1,217,852

The decline in the available for sale portfolio during 2022 compared with 2021 was largely attributable to fair value adjustments in the portfolio caused by the rise in market interest rates. The fair value adjustment of the available for sale portfolio totaled $333.2 million at December 31, 2022. The increase in the available for sale portfolio comparing year-end 2021 to year-end 2020 was largely the result of additions to the portfolio resulting from increased levels of deposits, PPP loan forgiveness and repayment activity during 2021. The Company’s $1.762 billion available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2022 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

Maturities and Average Yields of Securities at December 31, 2022
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$64,097	4.15%	$—	—%	$—	—%	$—	—%
Obligations of State and Political Subdivisions	3,266	3.98%	15,449	4.25%	55,747	3.46%	864,731	3.06%
MBS/CMO - Residential	—	—%	34,908	2.74%	45,649	2.24%	765,962	1.78%
US Gov't Sponsored Entities & Agencies	4	3.49%	26,349	3.71%	19,465	2.19%	199,199	1.83%
Total Securities	$67,367	4.14%	$76,706	3.38%	$120,861	2.79%	$1,829,892	2.39%
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

Contractual and Other Obligations	Payments Due In
(dollars in thousands)	One Year or Less	Over One Year	Total
Deposits without Stated Maturities	$4,921,582	$—	$4,921,582
Time Deposits	317,454	111,015	428,469
Federal Home Loan Bank Advances	25,000	25,000	50,000
Other Borrowings (Subordinated Notes and Debentures)	—	74,788	74,788
Federal Funds Purchased	11,200	—	11,200
Securities Sold under Repurchase Agreements	64,961	—	64,961
Lease Obligations	1,895	9,857	11,752
Total Contractual and Other Obligations	$5,342,092	$220,660	$5,562,752

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2022	2021	2020	2022	2021
Demand Deposits
Non-interest-bearing	$1,738,349	$1,378,647	$1,070,284	26%	29%
Interest-bearing	2,013,969	1,595,579	1,309,998	26	22
Savings Deposits	640,653	460,945	358,389	39	29
Money Market Accounts	833,119	645,747	553,794	29	17
Other Time Deposits	262,764	226,419	288,762	16	(22)
Total Core Deposits	5,488,854	4,307,337	3,581,227	27	20
Certificates of Deposits of $100,000 or more and Brokered Deposits	211,645	186,516	279,170	13	(33)
FHLB Advances and Other Borrowings	159,029	186,750	221,832	(15)	(16)
Total Funding Sources	$5,859,528	$4,680,603	$4,082,229	25	15

Maturities of certificates of deposit of $100,000 or more and brokered deposits are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 - 6 Months	6 - 12 Months	Over 12 Months	Total
December 31, 2022	$44,420	$31,600	$77,286	$39,944	$193,250

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $1.2 billion, or 27%, during 2022 compared with 2021, largely as a result of the CUB acquisition. During 2022, average demand deposits (non-interest bearing and interest bearing) increased $778.1 million, average savings deposits increased $179.7 million, average money market demand deposits increased $187.4 million and average time deposits under $100,000 increased $36.3 million. The Company’s overall level of average core deposits increased approximately $726.1 million, or 20%, during 2021 compared with 2020. During 2021, average demand deposits (non-interest bearing and interest bearing) increased $593.9 million, average savings deposits increased $102.6 million, average money market demand deposits increased $92.0 million and average time deposits under $100,000 declined $62.3 million.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 94% of average total funding sources during 2022 compared with 92% during 2021 and 88% during 2020.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 28% during 2022 following 24% growth during 2021. Average demand, savings, and money market deposits totaled $5.226 billion or 95% of core deposits (89% of total funding sources) in 2022 compared with $4.080 billion or 95% of core deposits (87% of total funding sources) in 2021 and $3.292 billion or 92% of core deposits (81% of total funding sources) in 2020.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 16% during 2022 following a decline of 22% during 2021. Other time deposits comprised 5% of core deposits in 2022, 5% in 2021 and 8% in 2020.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary. Large denomination certificates and brokered deposits increased $25.1 million, or 13%, following a decline of $92.7 million, or 33%, during 2021. Large certificates and brokered deposits comprised approximately 4% of average total funding sources in 2021 compared with 4% in 2021 and 7% in 2020. This type of funding is used as both long-term and short-term funding sources.

Federal Home Loan Bank advances and other borrowings represent an important source of other funding for the Company. Average borrowed funds declined $27.8 million, or 15%, during 2022 and declined $35.1 million, or 16%, during 2021.

Borrowings comprised approximately 3% of average total funding sources during 2022 compared with 4% in 2021 and 5% in 2020.

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

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. See Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. For details related to borrowings, see Note 7 (FHLB Advances and Other Borrowings) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

At year-end 2022, the Company had available to it a $15 million revolving line of credit facility that will mature on September 26, 2023. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon term SOFR rate plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2022.

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

The allowance for credit losses is comprised of: (a) specific reserves on individual credits; and (b) general reserves for certain loan categories and industries, and overall historical loss experience; based on performance trends in the loan portfolios, current economic conditions, and other factors that influence the level of estimated credit losses. The need for specific reserves are considered for credits when: (a) the customer’s cash flow or net worth appears insufficient to repay the loan; (b) the loan has been criticized in a regulatory examination; (c) the loan is on non-accrual; or, (d) other reasons where the ultimate collectability of the loan is in question, or the loan characteristics require special monitoring.

Allowance for Credit Losses (dollars in thousands)	Years Ended December 31,
	2022	2021	2020	2019	2018

Balance of Allowance for Possible Losses at Beginning of Period	$37,017	$46,859	$16,278	$15,823	$15,694
Impact of adopting ASC 326	—	—	8,767	—	—
Impact of adopting ASC 326 - PCD loans	—	—	6,886	—	—
Loans Charged-off:
Commercial and Industrial Loans and Leases	1,149	2,777	2,119	3,810	1,500
Commercial Real Estate Loans	79	10	36	320	49
Agricultural Loans	—	—	—	—	—
Home Equity and Consumer Loans	1,598	1,003	942	1,155	922
Residential Mortgage Loans	24	45	39	117	75
Total Loans Charged-off	2,850	3,835	3,136	5,402	2,546

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	26	61	23	56	141
Commercial Real Estate Loans	24	40	129	29	20
Agricultural Loans	—	—	—	—	20
Home Equity and Consumer Loans	479	359	358	440	387
Residential Mortgage Loans	5	33	4	7	37
Total Recoveries	534	493	514	532	605

Net Loans Recovered (Charged-off)	(2,316)	(3,342)	(2,622)	(4,870)	(1,941)
Acquisition of Citizens Union Bank of Shelbyville, KY - PCD Loans	3,117	—	—	—	—
Additions to Allowance Charged to Expense	6,350	(6,500)	17,550	5,325	2,070
Balance at End of Period	$44,168	$37,017	$46,859	$16,278	$15,823

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.06%	0.11%	0.08%	0.17%	0.08%
Provision for Credit Losses to Average Loans Outstanding	0.17%	(0.21)%	0.55%	0.18%	0.09%
Allowance for Credit Losses to Total Loans at Year-end	1.17%	1.23%	1.52%	0.53%	0.58%

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020	2019	2018
Commercial and Industrial Loans and Leases	$13,958	$9,754	$6,645	$4,799	$2,953
Commercial Real Estate Loans	21,598	19,245	29,878	4,692	5,291
Agricultural Loans	4,188	4,505	6,756	5,315	5,776
Home Equity and Consumer Loans	2,196	1,808	1,636	634	649
Residential Mortgage Loans	2,228	1,705	1,944	333	472
Unallocated	—	—	—	505	682

Total Allowance for Credit Losses	$44,168	$37,017	$46,859	$16,278	$15,823

The Company’s allowance for credit losses totaled $44.2 million at December 31, 2022 compared to $37.0 million at December 31, 2021. The allowance for credit losses represented 1.17% of period-end loans at December 31, 2022 compared with 1.23% of period-end loans year-end 2021.

The Company adopted ASU No. 2016-13, Financial instruments - Credit Losses (Topic 326) (“CECL”) on January 1, 2020. The Company added $9.4 million to the allowance for credit losses in conjunction with the closing of the CUB acquisition on January 1, 2022 related to the CUB loan portfolio. Of the increase in allowance for credit losses for the CUB portfolio, $6.3 million was recorded through the provision for credit losses on “Day 1” under the CECL model for non-PCD loans. The Company also acquired $29.9 million in PCD loans (at time of acquisition) for which the company recorded a credit adjustment of $3.1 million which was included in the allowance for credit losses. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of December 31, 2022, the Company held net discounts on acquired loans of $6.0 million which included $2.4 million related to the CUB loan portfolio.

The allowance for credit losses declined during 2021 as a result of the Company recording a negative $6.5 million provision for credit losses while recording modest net charge-offs.

The Company realized net charge-offs of $2,316,000, or 0.06% of average loans outstanding during 2022 compared with net charge-offs of $3,342,000, or 0.11% of average loans outstanding during 2021 and $2,622,000, or 0.08% of average loans during 2020.

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

Non-performing Assets	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Non-accrual Loans	$12,888	$14,602	$21,507	$13,802	$12,579
Past Due Loans (90 days or more and accruing)	1,427	156	—	190	633
Total Non-performing Loans	14,315	14,758	21,507	13,992	13,212
Other Real Estate	—	—	325	425	286
Total Non-performing Assets	$14,315	$14,758	$21,832	$14,417	$13,498

Restructured Loans	$—	$104	$111	$116	$121
Non-performing Loans to Total Loans	0.38%	0.49%	0.70%	0.45%	0.48%
Allowance for Credit Losses to Non-performing Loans	308.54%	250.83%	217.88%	116.34%	119.76%

Non-performing assets totaled $14.3 million, or 0.23% of total assets at December 31, 2022 compared to $14.8 million, or 0.26% of total assets at December 31, 2021 and compared to $21.8 million, or 0.44% of total assets at December 31, 2020.  Non-performing loans totaled $14.3 million, or 0.38% of total loans at December 31, 2022 compared with $14.8 million, or 0.49% of total loans at December 31, 2021 and $21.5 million, or 0.70% of total loans at December 31, 2020. The decline in the level of non-performing commercial and industrial loans and leases during 2022 was primarily attributable to certain credits that were either charged-off or paid off, which were in non-accrual status. The decline in the level of commercial real estate non-performing loans during 2021 was largely attributable to the payoff of a commercial real estate credit in the lodging industry that was placed in non-accrual status.

The increase in the level of non-performing assets and non-performing loans at December 31, 2020 compared with year-end 2019 was largely attributable to the gross-up of purchased credit deteriorated loans upon the adoption of the CECL standard during 2020 and a commercial real estate credit in the lodging industry that was moved to non-performing status.

The following tables present an analysis of the Company’s non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Commercial and Industrial Loans and Leases	$7,936	$10,530	$8,133	$4,940	$2,430
Commercial Real Estate Loans	1,950	2,243	10,188	3,433	6,833
Agricultural Loans	1,062	1,136	1,915	2,739	1,449
Home Equity Loans	310	24	271	79	88
Consumer Loans	400	82	170	115	162
Residential Mortgage Loans	1,230	587	830	2,496	1,617
Total	$12,888	$14,602	$21,507	$13,802	$12,579

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2022	2021	2020	2019	2018

Commercial and Industrial Loans and Leases	$1,427	$—	$—	$190	$—
Commercial Real Estate Loans	—	156	—	—	364
Agricultural Loans	—	—	—	—	269
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$1,427	$156	$—	$190	$633

For additional detail on individually analyzed loans, see Note 4 in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2022 was $141,000. The gross interest income that would have been recognized in 2022 on non-performing loans if the loans had been current in accordance with their original terms was $1,227,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

Interest Rate Sensitivity as of December 31, 2022 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$223,005	2.27%
+1%	220,788	1.25
Base	218,060	—
-1%	213,585	(2.05)
-2%	205,675	(5.68)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2022 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2022 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$809,819	(8.71)%	14.81%	(36) b.p.
+1%	848,905	(4.31)	15.02	(15) b.p.
Base	887,112	—	15.17	—
-1%	914,987	3.14	15.14	(3) b.p.
-2%	925,626	4.34	14.84	(33) b.p.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Louisville, Kentucky
March 1, 2023

Consolidated Balance Sheets
Dollars in thousands, except share and per share data

	December 31,

	2022	2021
ASSETS
Cash and Due from Banks	$77,174	$47,173
Federal Funds Sold and Other Short-term Investments	41,905	349,717
Cash and Cash Equivalents	119,079	396,890

Interest-bearing Time Deposits with Banks	500	745
Securities Available-for-Sale, at Fair Value (Amortized Cost $2,094,826 for December 31, 2022; Amortized Cost $1,869,198 for December 31, 2021; No Allowance for Credit Losses)	1,761,669	1,889,617
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	8,600	10,585

Loans	3,788,645	3,007,926
Less: Unearned Income	(3,711)	(3,662)
Allowance for Credit Losses	(44,168)	(37,017)
Loans, Net	3,740,766	2,967,247

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	15,037	13,048
Premises, Furniture and Equipment, Net	112,237	88,863
Other Real Estate	—	—
Goodwill	180,357	121,761
Intangible Assets	9,426	5,845
Company Owned Life Insurance	83,998	70,070
Accrued Interest Receivable and Other Assets	123,969	43,515

TOTAL ASSETS	$6,155,991	$5,608,539

LIABILITIES
Non-interest-bearing Demand Deposits	$1,691,804	$1,529,223
Interest-bearing Demand, Savings, and Money Market Accounts	3,229,778	2,867,994
Time Deposits	428,469	347,099

Total Deposits	5,350,051	4,744,316

FHLB Advances and Other Borrowings	203,806	152,183
Accrued Interest Payable and Other Liabilities	43,741	43,581

TOTAL LIABILITIES	5,597,598	4,940,080

Commitments and Contingencies (See Note 14)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,493	26,554
Additional Paid-in Capital	387,171	276,057
Retained Earnings	405,167	350,364
Accumulated Other Comprehensive Income (Loss)	(263,438)	15,484

TOTAL SHAREHOLDERS’ EQUITY	558,393	668,459

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,155,991	$5,608,539

End of period shares issued and outstanding	29,493,193	26,553,508

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2022	2021	2020
INTEREST INCOME

Interest and Fees on Loans	$169,158	$139,151	$151,658
Interest on Federal Funds Sold and Other Short-term Investments	5,765	488	382
Interest and Dividends on Securities:
Taxable	20,453	12,962	10,447
Non-taxable	23,550	17,778	11,882

TOTAL INTEREST INCOME	218,926	170,379	174,369

INTEREST EXPENSE

Interest on Deposits	13,514	4,955	13,696
Interest on FHLB Advances and Other Borrowings	4,828	4,594	5,430

TOTAL INTEREST EXPENSE	18,342	9,549	19,126

NET INTEREST INCOME	200,584	160,830	155,243

Provision for Credit Losses	6,350	(6,500)	17,550

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	194,234	167,330	137,693

NON-INTEREST INCOME

Wealth Management Fees	10,076	10,321	8,005
Service Charges on Deposit Accounts	11,457	7,723	7,334
Insurance Revenues	10,020	9,268	8,922
Company Owned Life Insurance	2,264	1,529	2,307
Interchange Fee Income	15,820	13,116	10,529
Other Operating Income	5,116	6,991	3,388
Net Gains on Sales of Loans	3,818	8,267	9,908
Net Gains on Securities	562	2,247	4,081

TOTAL NON-INTEREST INCOME	59,133	59,462	54,474

NON-INTEREST EXPENSE

Salaries and Employee Benefits	84,145	68,570	68,112
Occupancy Expense	11,223	11,081	10,033
Furniture and Equipment Expense	3,698	3,750	3,991
FDIC Premiums	1,860	1,419	740
Data Processing Fees	15,406	7,611	6,889
Professional Fees	6,295	5,009	3,998
Advertising and Promotion	4,416	4,197	3,589
Intangible Amortization	3,711	2,731	3,539
Other Operating Expenses	23,437	19,639	16,232

TOTAL NON-INTEREST EXPENSE	154,191	124,007	117,123

Income before Income Taxes	99,176	102,785	75,044
Income Tax Expense	17,351	18,648	12,834

NET INCOME	$81,825	$84,137	$62,210

Basic Earnings per Share	$2.78	$3.17	$2.34
Diluted Earnings per Share	$2.78	$3.17	$2.34

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Dollars in thousands

	Years Ended December 31,
	2022	2021	2020

NET INCOME	$81,825	$84,137	$62,210

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(353,013)	(23,011)	29,783
Reclassification Adjustment for Gains Included in Net Income	(563)	(2,247)	(4,081)
Tax Effect	74,600	5,367	(5,432)
Net of Tax	(278,976)	(19,891)	20,270
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	—	—	—
Reclassification Adjustment for Amortization of Prior Service Cost and Net	54	—	—
Tax Effect	—	—	—
Net of Tax	54	—	—

Total Other Comprehensive Income (Loss)	(278,922)	(19,891)	20,270

COMPREHENSIVE INCOME	$(197,097)	$64,246	$82,480

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except share and per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, December 31, 2019	26,671,368	$26,671	$278,954	$253,090	$15,105	$573,820
Cumulative Effect of Change in Accounting Principles (1)				(6,717)		(6,717)
Balances, January 1, 2020	26,671,368	26,671	278,954	246,373	15,105	567,103
Net Income				62,210		62,210
Other Comprehensive Income (Loss)					20,270	20,270
Cash Dividends ($0.76 per share)				(20,136)		(20,136)
Issuance of Common Stock for:
Restricted Share Grants	52,701	53	998			1,051
Stock Repurchase	(221,912)	(222)	(5,567)			(5,789)

Balances, December 31, 2020	26,502,157	26,502	274,385	288,447	35,375	624,709
Net Income				84,137		84,137
Other Comprehensive Income (Loss)					(19,891)	(19,891)
Cash Dividends ($0.84 per share)				(22,220)		(22,220)
Issuance of Common Stock for:
Restricted Share Grants	51,351	52	1,672			1,724

Balances, December 31, 2021	26,553,508	26,554	276,057	350,364	15,484	668,459
Net Income				81,825		81,825
Other Comprehensive Income (Loss)					(278,922)	(278,922)
Cash Dividends ($0.92 per share)				(27,022)		(27,022)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp	2,870,975	2,871	108,852			111,723
Restricted Share Grants	68,710	68	2,262			2,330
Balances, December 31, 2022	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393

(1) The Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments on January 1, 2020 using the modified retrospective approach. As a result, the Company recorded a net reduction of retained earnings upon adoption.

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2022	2021	2020
Net Income	$81,825	$84,137	$62,210
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	6,452	6,638	5,671
Depreciation and Amortization	10,116	8,770	9,429
Loans Originated for Sale	(162,959)	(261,529)	(317,032)
Proceeds from Sales of Loans Held-for-Sale	171,591	276,417	327,172
Provision for Credit Losses	6,350	(6,500)	17,550
Gain on Sale of Loans, net	(3,818)	(8,267)	(9,908)
Gain on Securities, net	(562)	(2,247)	(4,081)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(18)	(101)	28
Loss (Gain) on Disposition and Donation of Premises and Equipment	(37)	1,640	223
Loss (Gain) on Disposition of Land	—	—	43
Post Retirement Medical Benefit	54	—	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,820)	(1,369)	(1,449)
Equity Based Compensation	2,330	1,724	1,051
Excess Tax Benefit from Restricted Share Grant	—	—	3
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,094)	2,716	(2,925)
Interest Payable and Other Liabilities	1,626	(1,185)	4,433
Net Cash from Operating Activities	110,036	100,844	92,418

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	495	496	744
Proceeds from Maturities of Securities Available-for-Sale	143,418	208,156	200,968
Proceeds from Sales of Securities Available-for-Sale	145,237	111,124	125,106
Purchase of Securities Available-for-Sale	(417,940)	(1,020,695)	(664,989)
Proceeds from Redemption of Federal Home Loan Bank Stock	8,089	120	800
Purchase of Loans	(933)	—	—
Proceeds from Sales of Loans Held for Investment	3,916	—	3,128
Loans Made to Customers, net of Payments Received	(107,236)	59,557	(10,114)
Proceeds from Sales of Other Real Estate	88	1,423	340
Property and Equipment Expenditures	(7,852)	(4,686)	(7,071)
Proceeds from Sale of Land and Building	—	1,963	3,928
Proceeds from Life Insurance	773	549	1,082
Sale of Bank Branches	—	1,694	—
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	207,764	—	—
Net Cash from Investing Activities	(24,181)	(640,299)	(346,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(324,771)	655,485	676,906
Change in Short-term Borrowings	29,817	15,423	(114,832)
Repayments of Long-term Debt	(41,690)	(58,091)	(40,625)
Issuance (Retirement) of Common Stock	—	—	(5,789)
Dividends Paid	(27,022)	(22,220)	(20,136)
Net Cash from Financing Activities	(363,666)	590,597	495,524

Net Change in Cash and Cash Equivalents	(277,811)	51,142	241,864
Cash and Cash Equivalents at Beginning of Year	396,890	345,748	103,884
Cash and Cash Equivalents at End of Year	$119,079	$396,890	$345,748

Cash Paid During the Year for
Interest	$17,442	$10,020	$20,484
Income Taxes	11,649	14,434	11,505

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$30	$—	$—
Interest Rate Swap Fair Value Activity	4,988	(4,287)	6,199
Supplemental Schedule for Investing Activities (See Note 18 for Business Combinations)
Assets acquired, net of purchase consideration	945,160	—	—
Liabilities assumed	1,003,756	—	—
Goodwill	$58,596	$—	$—
See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
The operations of German American Bancorp, Inc. (the “Company”) are primarily comprised of three business segments: core banking, trust and investment advisory services, and insurance operations. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. Reclassifications had no impact on shareholders’ equity or net income. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Securities
Debt securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Held-to-maturity securities, when present, are carried at amortized cost. As of December 31, 2022, and 2021, the Company held no securities classified as held-to-maturity. These include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Securities classified as available-for-sale are reported at fair value with unrealized gains or losses included as a separate component of equity (other comprehensive income), net of tax.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $16,816 at December 31, 2022 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

The Company utilizes the static pool methodology in determining expected future credit losses. Static pool analysis includes segmenting and tracking loans over a period of time based on similar risk characteristics such as loan structure, collateral type, industry of borrower and concentrations, contractual terms and credit risk indicators. Static pool calculates a loss rate on a closed pool of loans that existed on a specified start date based upon the remaining life of each segment. The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look-back period includes January 2014 through the current period, on a monthly basis.

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
The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and identified the risk characteristics of each portfolio listed below:

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

Loan Modifications and Troubled Debt Restructurings due to COVID-19
On April 7, 2020, the Board of Governors of the Federal Reserve System (the “FRB”), the Office of the Comptroller of the Currency (the “OCC”), and the Federal Deposit Insurance Corporation (the “FDIC” and, together with the FRB and OCC, the “federal banking regulators”) issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally would not need to categorize COVID-19-related modifications as troubled debt restructurings and that the agencies would not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as troubled debt restructurings. Similarly, under the CARES Act, provisions were included that allowed for loan modifications to not be classified as TDRs if certain criteria were met. This TDR exemption expired on January 1, 2022.

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

Restrictions on Cash
At December 31, 2022 and 2021, the Company was not required to have balance on deposits with the Federal Reserve, or as cash on hand.

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

Recently Adopted Accounting Guidance
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The Company has discontinued originating LIBOR based loans and has a plan in place to transition LIBOR indexed loans primarily to term SOFR or other indices.

On March 31, 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the troubled debt restructuring (TDR) recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. For entities that have adopted ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not adopted ASU 2016-13, the effective dates for the amendments are the same as the effective dates in ASU 2016-13. Early adoption is permitted if ASU 2016-13 has been adopted, including adoption in an

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)
interim period. If an entity elects to adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

The SEC released Staff Accounting Bulletin No. 121 (“SAB 121”), which provides interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for its customers, either directly through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets of others, along with a corresponding safeguarding asset, both of which are measured at fair value. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 and therefore the disclosures do not apply.

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2022
U.S. Treasury	$64,097	$22	$—	$64,119
Obligations of State and Political Subdivisions	939,193	673	(162,014)	777,852
MBS/CMO	846,519	—	(131,838)	714,681
US Gov’t Sponsored Entities & Agencies	245,017	—	(40,000)	205,017
Total	$2,094,826	$695	$(333,852)	$1,761,669

2021
Obligations of State and Political Subdivisions	$896,048	$31,138	$(1,480)	$925,706
MBS/CMO	797,693	4,738	(10,481)	791,950
US Gov’t Sponsored Entities & Agencies	175,457	192	(3,688)	171,961
Total	$1,869,198	$36,068	$(15,649)	$1,889,617
All mortgage-backed securities in the above table (identified above and throughout this Note 2 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities at December 31, 2022 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$67,363	$67,383
Due after one year through five years	15,449	15,496
Due after five years through ten years	55,747	53,536
Due after ten years	864,731	705,556
MBS/CMO	846,519	714,681
US Gov’t Sponsored Entities & Agencies	245,017	205,017
Total	$2,094,826	$1,761,669

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

	2022	2021	2020
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$145,237	$111,124	$125,106
Gross Gains on Sales	562	2,247	4,081

Income Taxes on Gross Gains	118	472	857

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $354,123 and $222,896 as of December 31, 2022 and 2021, respectively.

Below is a summary of securities with unrealized losses as December 31, 2022 and 2021, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Obligations of State and Political Subdivisions	$579,267	$(117,423)	$122,992	$(44,591)	$702,259	$(162,014)
MBS/CMO	240,344	(20,920)	474,327	(110,918)	714,671	(131,838)
US Gov’t Sponsored Entities & Agencies	198,702	(38,818)	6,314	(1,182)	205,016	(40,000)
Total	$1,018,313	$(177,161)	$603,633	$(156,691)	$1,621,946	$(333,852)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
Obligations of State and Political Subdivisions	$165,210	$(1,386)	$1,500	$(94)	$166,710	$(1,480)
MBS/CMO	467,888	(9,100)	36,827	(1,381)	504,715	(10,481)
US Gov’t Sponsored Entities & Agencies	126,103	(3,480)	7,288	(208)	133,391	(3,688)
Total	$759,201	$(13,966)	$45,615	$(1,683)	$804,816	$(15,649)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The increase in unrealized losses from December 31, 2021 to December 31, 2022 in the obligations of state and political subdivisions, MBS/CMO and US government sponsored entities and agencies was primarily the result of fair value adjustments caused by the rise in market interest rates. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2022 or 2021.

Accrued interest receivable on available-for-sale debt securities totaled $10,637 at December 31, 2022 and $8,990 at December 31, 2021. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2022 and 2021. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. There was no additional impairment recognized through earnings during 2022 or 2021.

NOTE 3 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $134,684 at December 31, 2022 and $143,593 at December 31, 2021. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	December 31, 2022		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$134,684	$9,899	$143,593	$4,519
Included in Other Liabilities:
Interest Rate Swaps	$134,684	$9,749	$143,593	$4,762

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Interest Rate Swaps:
Included in Other Income	$403	$1,131	$268

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 4 – Loans
Loans were comprised of the following classifications at December 31:

	2022	2021
Commercial:
Commercial and Industrial Loans	$620,106	$493,005
Commercial Real Estate Loans	1,966,884	1,530,677
Agricultural Loans	417,413	358,150
Leases	56,396	55,345
Retail:
Home Equity Loans	279,748	222,525
Consumer Loans	79,904	70,302
Credit Cards	17,512	14,357
Residential Mortgage Loans	350,682	263,565
Subtotal	3,788,645	3,007,926
Less: Unearned Income	(3,711)	(3,662)
Allowance for Credit Losses	(44,168)	(37,017)
Loans, net	$3,740,766	$2,967,247

The table above includes $21,149 and $9,861 of purchase credit deteriorated loans as of December 31, 2022 and 2021, respectively.

As further described in Note 18, during 2022 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on January 1, 2022.

	Acquired Loan Balance	Fair Value Discounts	Fair Value

Bank Acquisition	$683,501	$(5,359)	$678,142

The table below summarizes the remaining carrying amount of acquired loans included in the December 31, 2022 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Loan Balance	$48,330	$319,893	$46,181	$—	$10,249	$21,766	$—	$70,250	$516,669
Fair Value (Discount)/Premium	(1,051)	(1,893)	172	—	(45)	(176)	—	477	(2,516)

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The Company actively participated in the PPP, lending funds primarily to its existing loan and/or deposit customers. The PPP loans carried an interest rate of 1.00% and included a processing fee that varied depending on the balance of the loan at origination (which fee is recognized over the life of the loan). The vast majority of the Company’s PPP loans made during 2020 had two-year maturities, while PPP loans made during 2021 had five-year maturities.

Under the PPP, the Company originated loans totaling approximately $508,302 in principal amount, with approximately $21,046 of related net processing fees, on 5,671 PPP loan relationships. As of December 31, 2021, $487,980 of the PPP loans had been forgiven by the SBA and repaid to the Company pursuant to the terms of the program, or otherwise repaid by customers, with $20,172 in net processing fees having been recognized by the Company. As of December 31, 2022, all $508,302 of the PPP loans had been forgiven by the SBA and repaid to the Company, or repaid by customers, with all $21,046 in net processing fees having been recognized by the Company. As a result, as of December 31, 2022, no PPP loans remain outstanding and all net fees have been recognized.

Allowance for Credit Losses for Loans:

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2022 and 2021:

December 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY - PCD Loans	376	1,945	689	—	2	—	—	105	—	3,117
Provision (Benefit) for Credit Losses	4,942	463	(1,006)	9	991	351	163	437	—	6,350
Loans Charged-off	(1,149)	(79)	—	—	(1,364)	(69)	(165)	(24)	—	(2,850)
Recoveries Collected	26	24	—	—	459	1	19	5	—	534
Total Ending Allowance Balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$—	$44,168

December 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning Balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859
Provision (Benefit) for Credit Losses	5,825	(10,663)	(2,251)	—	385	44	387	(227)	—	(6,500)
Loans Charged-off	(2,777)	(10)	—	—	(675)	(15)	(313)	(45)	—	(3,835)
Recoveries Collected	61	40	—	—	307	36	16	33	—	493
Total Ending Allowance Balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2020	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance Prior to Adoption of ASC 326	$4,799	$4,692	$5,315	$—	$434	$200	$—	$333	$505	$16,278
Impact of Adopting ASC 326	2,245	3,063	1,438	105	(59)	762	124	1,594	(505)	8,767
Impact of Adopting ASC 326 - PCD Loans	2,191	4,385	128	—	—	35	—	147	—	6,886
Provision (Benefit) for Credit Losses	(694)	17,645	(125)	95	527	66	131	(95)	—	17,550
Initial Allowance on Loans Purchased with Credit Deterioration	—	—	—	—	—	—	—	—	—	—
Loans Charged-off	(2,119)	(36)	—	—	(766)	(67)	(109)	(39)	—	(3,136)
Recoveries Collected	23	129	—	—	354	—	4	4	—	514
Total Ending Allowance Balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$—	$46,859

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

For the year ended December 31, 2022, the allowance for credit losses increased primarily due to the acquisition of Citizens Union Bancorp of Shelbyville, Inc. (see Note 18 (Business Combinations, Goodwill and Intangible Assets) in the Notes), which is slightly offset by a decline in individually analyzed loans as well as a decline in the reserve attributable to financially stressed sectors. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2022 and 2021:

December 31, 2022	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,142	$7,936	$1,427
Commercial Real Estate Loans	49	1,950	—
Agricultural Loans	994	1,062	—
Leases	—	—	—
Home Equity Loans	262	310	—
Consumer Loans	240	254	—
Credit Cards	146	146	—
Residential Mortgage Loans	676	1,230	—
Total	$3,509	$12,888	$1,427
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $12,888.

December 31, 2021	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,989	$10,530	$—
Commercial Real Estate Loans	145	2,243	156
Agricultural Loans	1,041	1,136	—
Leases	—	—	—
Home Equity Loans	1	24	—
Consumer Loans	16	18	—
Credit Cards	64	64	—
Residential Mortgage Loans	587	587	—
Total	$3,843	$14,602	$156
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $14,602.

Interest income on non-accrual loans recognized during the years ended December 31, 2022 and 2021 totaled $32 and $80.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2022 and 2021:

December 31, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,078	$1,219	$272	$5,851	$9,420
Commercial Real Estate Loans	12,192	36	—	—	12,228
Agricultural Loans	4,944	318	—	—	5,262
Leases	—	—	—	—	—
Home Equity Loans	467	—	—	—	467
Consumer Loans	8	2	—	12	22
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,060	—	—	—	1,060
Total	$20,749	$1,575	$272	$5,863	$28,459

December 31, 2021	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$1,716	$2,444	$549	$5,822	$10,531
Commercial Real Estate Loans	4,610	—	—	—	4,610
Agricultural Loans	1,522	—	—	—	1,522
Leases	—	—	—	—	—
Home Equity Loans	441	—	—	—	441
Consumer Loans	6	—	—	2	8
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	652	—	—	—	652
Total	$8,947	$2,444	$549	$5,824	$17,764

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of December 31, 2022 and 2021:

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$268	$681	$8,285	$9,234	$610,872	$620,106
Commercial Real Estate Loans	1,617	14	616	2,247	1,964,637	1,966,884
Agricultural Loans	343	—	123	466	416,947	417,413
Leases	—	—	—	—	56,396	56,396
Home Equity Loans	1,770	140	310	2,220	277,528	279,748
Consumer Loans	219	64	252	535	79,369	79,904
Credit Cards	86	24	146	256	17,256	17,512
Residential Mortgage Loans	6,330	2,783	1,051	10,164	340,518	350,682
Total	$10,633	$3,706	$10,783	$25,122	$3,763,523	$3,788,645

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$12	$—	$6,147	$6,159	$486,846	$493,005
Commercial Real Estate Loans	—	5	891	896	1,529,781	1,530,677
Agricultural Loans	—	—	—	—	358,150	358,150
Leases	—	—	—	—	55,345	55,345
Home Equity Loans	225	229	25	479	222,046	222,525
Consumer Loans	158	58	4	220	70,082	70,302
Credit Cards	61	9	64	134	14,223	14,357
Residential Mortgage Loans	2,726	507	369	3,602	259,963	263,565
Total	$3,182	$808	$7,500	$11,490	$2,996,436	$3,007,926

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

As of December 31, 2022 the Company had no troubled debt restructurings. As of December 31, 2021, the Company had troubled debt restructurings totaling $104. The Company had no specific allocation of allowance for these loans at December 31, 2021.

The Company had not committed to lending any additional amounts during 2022 or 2021 to customers with outstanding loans that are classified as troubled debt restructurings.

During the years ended December 31, 2022 and 2021, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2022 and 2021.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$156,318	$117,648	$39,949	$46,505	$18,423	$51,482	$154,203	$584,528
Special Mention	56	148	577	78	551	2,346	1,672	5,428
Substandard	1,714	5,629	849	1,304	1,028	2,237	17,389	30,150
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$158,088	$123,425	$41,375	$47,887	$20,002	$56,065	$173,264	$620,106

Commercial Real Estate:
Risk Rating
Pass	$398,631	$490,747	$261,462	$162,701	$129,151	$427,433	$35,163	$1,905,288
Special Mention	3,982	1,568	4,612	135	13,689	25,371	—	49,357
Substandard	—	4,628	489	1,415	979	4,728	—	12,239
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$402,613	$496,943	$266,563	$164,251	$143,819	$457,532	$35,163	$1,966,884

Agricultural:
Risk Rating
Pass	$62,673	$47,682	$47,355	$25,431	$21,728	$92,344	$83,862	$381,075
Special Mention	634	842	6,066	4,149	2,355	11,440	4,310	29,796
Substandard	—	210	628	429	85	5,190	—	6,542
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$63,307	$48,734	$54,049	$30,009	$24,168	$108,974	$88,172	$417,413

Leases:
Risk Rating
Pass	$20,057	$14,461	$9,648	$8,901	$1,851	$1,478	$—	$56,396
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$20,057	$14,461	$9,648	$8,901	$1,851	$1,478	$—	$56,396

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

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$42,685	$22,708	$5,610	$2,394	$1,543	$1,553	$3,157	$79,650
Nonperforming	3	19	212	8	2	10	—	254
Total Consumer Loans	$42,688	$22,727	$5,822	$2,402	$1,545	$1,563	$3,157	$79,904

Home Equity:
Payment performance
Performing	$63	$—	$—	$—	$—	$591	$278,784	$279,438
Nonperforming	—	20	—	—	19	1	270	310
Total Home Equity Loans	$63	$20	$—	$—	$19	$592	$279,054	$279,748

Residential Mortgage:
Payment performance
Performing	$69,982	$97,176	$46,851	$20,080	$16,664	$98,699	$—	$349,452
Nonperforming	—	161	253	—	78	738	—	1,230
Total Residential Mortgage Loans	$69,982	$97,337	$47,104	$20,080	$16,742	$99,437	$—	$350,682

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$39,923	$15,900	$4,325	$4,531	$600	$1,655	$3,350	$70,284
Nonperforming	3	—	—	—	—	15	—	18
Total Consumer Loans	$39,926	$15,900	$4,325	$4,531	$600	$1,670	$3,350	$70,302

Home Equity:
Payment performance
Performing	$—	$—	$—	$21	$—	$835	$221,644	$222,500
Nonperforming	—	—	—	—	—	1	24	25
Total Home Equity Loans	$—	$—	$—	$21	$—	$836	$221,668	$222,525

Residential Mortgage:
Payment performance
Performing	$84,809	$38,717	$15,244	$17,369	$19,688	$87,164	$—	$262,991
Nonperforming	—	—	—	—	—	574	—	574
Total Residential Mortgage Loans	$84,809	$38,717	$15,244	$17,369	$19,688	$87,738	$—	$263,565

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

Credit Cards	December 31, 2022	December 31, 2021

Performing	$17,366	$14,293
Nonperforming	146	64
Total	$17,512	$14,357

The following table presents loans purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
December 31, 2022
Purchases	$522	$411	$—	$—	$—	$—	$—	$—	$933
Sales	—	3,819	97	—	—	—	—	—	3,916

December 31, 2021
Purchases	$—	$2,271	$—	$—	$—	$—	$—	$—	$2,271
Sales	2,273	15,415	111	—	—	—	—	—	17,799

Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2022. A summary of the activity of these loans follows:

Balance January 1, 2022	Additions	Changes in Persons or Interests Included	Deductions		Balance December 31, 2022
			Collected	Charged-off

$46,737	$20,132	$(24)	$(15,759)	$—	$51,086

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2022	2021

Land	$27,401	$20,776
Buildings and Improvements	109,682	91,512
Furniture and Equipment	46,665	41,424
Total Premises, Furniture and Equipment	183,748	153,712
Less: Accumulated Depreciation	(71,511)	(64,849)
Total	$112,237	$88,863
Depreciation expense was $6,648, $5,802 and $5,988 for 2022, 2021 and 2020, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 6 – Deposits

At year end 2022, stated maturities of time deposits were as follows:

2023	$317,454
2024	70,260
2025	16,128
2026	16,650
2027	7,960
Thereafter	17
Total	$428,469
Time deposits and brokered certificates of deposit exceeding the FDIC insurance limit of $250 at December 31, 2022 and 2021 were $71,081 and $56,195, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $3,277 and $4,001 at December 31, 2022 and 2021, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2022 and 2021 were $62,435 and $71,968, respectively.

NOTE 7 – FHLB Advances and Other Borrowings
The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2022		2021
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$25,000	$—	$25,000	$—
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	8,248	(1,873)	8,248	(2,023)
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	7,217	(1,082)	7,217	(1,188)
Junior Subordinated Debentures assumed from Citizens First Corporation	5,155	(919)	5,155	(984)
Junior Subordinated Debentures assumed from Citizens Union Bancorp of Shelbyville, Inc.	20,600	(2,020)	—	—
Subordinated Debentures	40,000	(538)	40,000	(621)
Finance Lease Obligation	2,857	—	3,051	—
Long-term Borrowings	109,077	(6,432)	88,671	(4,816)

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	25,000	—	—	—
Federal Funds Purchased	11,200	—	—	—
Repurchase Agreements	64,961	—	68,328	—
Short-term Borrowings	101,161	—	68,328	—

Total Borrowings	$210,238	$(6,432)	$156,999	$(4,816)

Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 7 - FHLB Advances and Other Borrowings (continued)

	2022	2021
Average Daily Balance During the Year	$52,932	$52,824
Average Interest Rate During the Year	0.20%	0.10%
Maximum Month-end Balance During the Year	$72,084	$71,764
Weighted Average Interest Rate at Year-end	0.57%	0.10%

At December 31, 2022 and 2021, the Company held one long-term FHLB advance with an interest rate of 1.54%. At December 31, 2022 and 2021, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

At December 31, 2022 and 2021, the Company had outstanding $39,462 and $39,379, respectively, in aggregate principal amount, of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Notes bear interest at a fixed annual rate of 4.50% until but excluding June 30, 2024, payable semi-annually in arrears. The indenture for the Notes provides that, from and including June 30, 2024 to but excluding the maturity date of June 30, 2029, or early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then-current three-month LIBOR (provided, however, that in the event three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero) plus 268 basis points, payable quarterly in arrears. However, in anticipation of LIBOR being discontinued, the indenture also provided for an alternate rate being used when a successor reference rate had been selected by a central bank, reserve bank, monetary authority or any similar institution. As the Secured Overnight Financing Rate (“SOFR”) has been identified as the preferred alternate rate by the Alternative Reference Rates Committee, a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, and the Federal Reserve subsequently adopted final regulations that, among other things, established LIBOR benchmark replacements based on SOFR under certain circumstances, the Company anticipates that, on June 30, 2024, the quarterly interest on the Notes will be based upon the CME Term SOFR, as the replacement benchmark, including a static spread adjustment for the appropriate tenor as provided by the Federal Reserve regulations, plus the 268 basis points referenced above. See Replacement of LIBOR Benchmark below for additional information.

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

At December 31, 2022, the parent company had a $15 million line of credit with U.S. Bank National Association, which had no outstanding balance. The line of credit matures September 26, 2023. Interest on the line of credit is based upon one-month Term SOFR plus 1.85%.

At December 31, 2022, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2023	$—
2024	25,000
2025	—
2026	—
2027	—
Thereafter	39,462
Total	$64,462

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp, Citizens First Corporation and Citizens Union Bancorp of Shelbyville, Inc. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, Citizens First Statutory Trust I, CUB Capital Trust I and CUB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by the various trusts. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $34,378 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2022. $16,081 of the junior subordinated debentures were treated as Tier 1 capital for regulatory

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 7 - FHLB Advances and Other Borrowings (continued)

capital purposes as of December 31, 2021. As a result of the acquisitions, these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2022	Variable Rate	Rate as of December 31, 2022	Rate as of December 31, 2021	Maturity Date
ACB Trust I	5/6/2005	$5,155	$4,013	90 day LIBOR + 2.15%	6.90%	2.37%	May 2035
ACB Trust II	7/15/2005	3,093	2,362	90 day LIBOR + 1.85%	6.54%	2.01%	July 2035
RIVR Statutory Trust I	3/26/2003	7,217	6,135	3-Month LIBOR + 3.15%	7.87%	3.37%	March 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,236	3-Month LIBOR +1.65%	5.39%	1.78%	January 2037
CUB Capital Trust I	10/21/2004	10,310	9,593	3-Month LIBOR +2.00%	6.69%	N/A	November 2034
CUB Capital Trust II	8/17/2005	10,310	8,987	3-Month LIBOR +1.50%	5.58%	N/A	October 2035
Replacement of LIBOR Benchmark:

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law in response to the U.K. Financial Conduct Authority, the authority regulating LIBOR, announcing that, among other things, the 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings would cease to exist after June 30, 2023. The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements based on SOFR for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and 12-month tenors) and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023.

As the junior subordinated debentures discussed above do not have LIBOR fallback provisions, after June 30, 2023, the interest paid on those debentures will be based upon the CME Term SOFR, as the replacement benchmark, including a static spread adjustment for the appropriate tenor, as provided by the LIBOR Act and related Federal Reserve regulations. The relevant spread adjustment for a three-month tenor is 0.26161 percent.
NOTE 8 - Shareholders’ Equity
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity

Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)
At December 31, 2022, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$747,542	15.45%	$387,024	8.00%	N/A	N/A
Bank	680,695	14.07	386,959	8.00	$483,698	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$676,068	13.97%	$290,268	6.00%	N/A	N/A
Bank	649,221	13.42	290,219	6.00	$386,959	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$641,690	13.26%	$217,701	4.50%	N/A	N/A
Bank	649,221	13.42	217,664	4.50	$314,404	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$676,068	10.50%	$257,622	4.00%	N/A	N/A
Bank	649,221	10.09	257,341	4.00	$321,677	5.00%
(1) Excludes 2.5% capital conservation buffer.

At December 31, 2021, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$611,624	16.20%	$302,060	8.00%	N/A	N/A
Bank	503,549	13.36	301,495	8.00	$376,868	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$551,532	14.61%	$226,545	6.00%	N/A	N/A
Bank	483,457	12.83	226,121	6.00	$301,495	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$535,451	14.18%	$169,909	4.50%	N/A	N/A
Bank	483,457	12.83	169,591	4.50	$244,964	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$551,532	10.10%	$218,352	4.00%	N/A	N/A
Bank	483,457	8.88	217,839	4.00	$272,299	5.00%
(1) Excludes 2.5% capital conservation buffer.

The Company and the Bank at year end 2022 and 2021 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the Bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the Bank, and may limit the

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)
dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2022 the Bank had approximately $125,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

In December 2018, federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintained the three-year transition option in the previous rule and provided banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company has taken advantage of the capital transition relief over the permissible five-year period and began the three-year phase-in of the regulatory impact effective January 1, 2022.

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

During 2022, 2021 and 2020, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2022, 2021 and 2020.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2022, 2021, and 2020:

	2022	2021	2020

Restricted Stock Expense	$2,308	$1,692	$1,051
Cash Entitlement Expense	646	732	995
Tax Effect	(766)	(629)	(531)
Net of Tax	$2,188	$1,795	$1,515
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $2,781, $2,497, and $2,046 as of December 31, 2022, 2021, and 2020, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2022
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	67,160	$41.06
Granted	74,020	39.27
Issued and Vested	(60,997)	39.03
Forfeited	(5,310)	39.52
Outstanding at End of Period	74,873	41.05

Employee Stock Purchase Plan

The Company’s shareholders approved the Company’s 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect certain clarifying changes (the “2019 ESPP”). The 2019 ESPP replaced the Company’s 2009 Employee Stock Purchase Plan, which expired by its own terms on August 16, 2019. The 2019 ESPP provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair market value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

In 2022, the Company recorded $53 of expense, $39 net of tax, for the employee stock purchase plan. In 2021, the Company recorded $45 of expense, $34 net of tax, for the employee stock purchase plan. In 2020, the Company recorded $40 of expense,

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)
$30 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2022, 2021 and 2020 for the Employee Stock Purchase Plans.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations, like the Company. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

NOTE 9 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $2,152, $2,050, and $1,956 for 2022, 2021, and 2020, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $7,619, $5,520, and $5,234 for 2022, 2021, and 2020, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $3,212 and $2,279 at December 31, 2022 and 2021. Deferred compensation expense was $1,143, $302, and $304 for 2022, 2021, and 2020, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

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

Changes in Accumulated Postretirement Benefit Obligations:	2022	2021
Obligation at the Beginning of Year	$1,592	$1,634
Unrecognized Loss (Gain)	(71)	(68)

Components of Net Periodic Postretirement Benefit Cost
Service Cost	105	119
Interest Cost	35	28

Net Expected Benefit Payments	(131)	(121)
Amendments	—	—
Obligation at End of Year	$1,530	$1,592

Components of Postretirement Benefit Expense:	2022	2021	2020
Service Cost	$105	$119	$110
Interest Cost	35	28	41
Amortization of Prior Service Costs	(2)	(2)	2
Amortization of Unrecognized Net (Gain) Loss	43	55	64
Net Postretirement Benefit Expense	181	200	217

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	(112)	(121)	15

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$69	$79	$232

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2022	2021	2020
Discount Rate	4.83%	2.31%	1.81%

Assumed Health Care Cost Trend Rates at Year-end:	2022	2021
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2028	2028

Contributions
The Company expects to contribute $142 to its postretirement medical and life insurance plan in 2023.

Estimated Future Benefits

The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2023	$142
2024	131
2025	133
2026	159
2027	172
2028-2032	857

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)
Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $53 and $66 during 2022 and 2021, respectively. Specific plan asset and accumulated benefit information for the Company's portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 (“ERISA”), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA, but there is no intention to withdraw.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $248,563 and $253,199 for the plan years ended June 30, 2021 and 2020, respectively. The Company's contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2022 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2021.

NOTE 10 - Income Taxes

The provision for income taxes consists of the following:	2022	2021	2020

Current Federal	$13,049	$13,437	$14,186
Current State	1,763	2,547	2,265
Deferred Federal	1,868	2,056	(2,765)
Deferred State	671	608	(852)
Total	$17,351	$18,648	$12,834

Effective tax rates differ from the federal statutory rate of 21% for 2022, 2021 and 2020 applied to income before income taxes due to the following:

	2022	2021	2020

Statutory Rate Times Pre-tax Income	$20,827	$21,585	$15,759
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(5,223)	(3,872)	(2,681)
Non-deductible Merger Costs	177	—	—
State Income Tax, Net of Federal Tax Effect	1,923	2,492	1,116
General Business Tax Credits	(1,038)	(1,013)	(1,085)
Company Owned Life Insurance	(476)	(321)	(484)
Other Differences	1,161	(223)	209
Total Income Taxes	$17,351	$18,648	$12,834

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
The net deferred tax asset/(liability) at December 31 consists of the following:

	2022	2021
Deferred Tax Assets:
Allowance for Credit Losses	$10,478	$8,470
Lease Liability (Operating Leases)	1,585	1,542
Unrealized Loss on Securities	70,234	—
Deferred Compensation and Employee Benefits	1,162	878
Other-than-temporary Impairment	246	246
Accrued Expenses	1,325	1,288
Business Combination Fair Value Adjustments	205	138
Pension and Postretirement Plans	182	200
Other Real Estate Owned	70	—
Non-Accrual Loan Interest Income	629	567
General Business Tax Credits	198	—
Net Operating Loss Carryforward	828	447
Mortgage Servicing Rights	—	49
Other	1,190	1,860
Total Deferred Tax Assets	88,332	15,685
Deferred Tax Liabilities:
Depreciation	(2,859)	(2,496)
Leasing Activities, Net	(10,983)	(10,878)
Unrealized Gain on Securities	—	(4,366)
FHLB Stock Dividends	(488)	(199)
Prepaid Expenses	(684)	(646)
Intangibles	(3,181)	(1,651)
Deferred Loan Fees	(1,127)	(790)
Mortgage Servicing Rights	(58)	—
Right of Use Asset (Operating Leases)	(1,548)	(1,515)
Other	(924)	(75)
Total Deferred Tax Liabilities	(21,852)	(22,616)
Valuation Allowance	—	—
Net Deferred Tax Asset/(Liability)	$66,480	$(6,931)
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

Retained earnings at December 31, 2022, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2022 was approximately $1,070.

As of December 31, 2022, the Company had Kentucky net operating loss carryforwards of $20,974, which expire in years ranging from 2029 through 2040. These net operating loss carryforwards are expected to be fully utilized before their expiration dates.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2022, 2021, and 2020, and did not recognize any increase in unrecognized benefits during 2022 relative to any tax positions taken in 2022. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2022, 2021, and 2020. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2018. The Company and its corporate subsidiaries file combined/unitary returns in various states, which are subject to examination for all years after 2018.

NOTE 11 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2022, 2021 and 2020. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Year Ended
	December 31,
Non-interest Income	2022	2021	2020
In-Scope of Topic 606:
Wealth Management Fees	$10,076	$10,321	$8,005
Service Charges on Deposit Accounts	11,457	7,723	7,334
Insurance Revenues	10,020	9,268	8,922
Interchange Fee Income	15,820	13,116	10,529
Other Operating Income	3,223	2,877	2,361
Non-interest Income (in-scope of Topic 606)	50,596	43,305	37,151
Non-interest Income (out-of-scope of Topic 606)	8,537	16,157	17,323
Total Non-interest Income	$59,133	$59,462	$54,474

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 12 – Per Share Data
The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2022	2021	2020
Basic Earnings per Share:
Net Income	$81,825	$84,137	$62,210
Weighted Average Shares Outstanding	29,464,591	26,537,311	26,539,024

Basic Earnings per Share	$2.78	$3.17	$2.34

Diluted Earnings per Share:
Net Income	$81,825	$84,137	$62,210

Weighted Average Shares Outstanding	29,464,591	26,537,311	26,539,024
Stock Options, Net	—	—	—
Diluted Weighted Average Shares Outstanding	29,464,591	26,537,311	26,539,024

Diluted Earnings per Share	$2.78	$3.17	$2.34

There were no anti-dilutive shares at December 31, 2022, 2021, and 2020. There were no stock options outstanding at December 31, 2022, 2021 and 2020. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

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

The components of lease expense were as follows:

	December 31, 2022	December 31, 2021
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210	$210
Interest on Lease Liabilities	326	345
Operating Lease Cost	1,508	1,423
Short-term Lease Cost	—	80
Total Lease Cost	$2,044	$2,058

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The weighted average lease term and discount rates were as follows:

	December 31, 2022	December 31, 2021
Weighted Average Remaining Lease Term:
Finance Leases	9 years	10 years
Operating Leases	7 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.41%	11.45%
Operating Leases	2.98%	3.02%

Supplemental balance sheet information related to leases were as follows:

	December 31, 2022	December 31, 2021

Finance Leases
Premises, Furniture and Equipment, Net	$1,858	$2,068
Other Borrowings	$2,857	$3,051

Operating Leases
Operating Lease Right-of-Use Assets	$6,297	$6,115
Operating Lease Liabilities	$6,447	$6,227

Supplemental cash flow information related to leases were as follows:

	December 31, 2022	December 31, 2021
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$326	$345
Operating Cash Flows from Operating Leases	1,449	2,808
Financing Cash Flows from Finance Leases	186	155

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2022
	Finance Leases	Operating Leases

Year 1	$519	$1,376
Year 2	519	1,187
Year 3	519	1,021
Year 4	519	845
Year 5	492	662
Thereafter	1,985	2,108
Total Lease Payments	4,553	7,199
Less Imputed Interest	(1,696)	(752)
Total	$2,857	$6,447

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

Commitments and contingent liabilities are summarized as follows, at December 31:

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$15,238	$576,784	$16,784	$476,719
Commercial Operating Lines	161,058	611,357	59,917	473,033
Residential Mortgages	15,129	5,327	25,132	214
Total Commitments to Fund Loans	$191,425	$1,193,468	$101,833	$949,966

Commitments to Sell Loans:
Mandatory	$—	$—	$288	$—
Non-mandatory	$8,731	$—	$12,589	$—

Standby Letters of Credit	$3,047	$17,117	$1,491	$8,447

The fixed rate commitments to fund loans have interest rates ranging from 2.00% to 24.00% and maturities ranging from less than 1 year to 27 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2022, the Company held $83 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $906 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$64,119	$—	$—	$64,119
Obligations of State and Political Subdivisions	—	777,769	83	777,852
MBS/CMO	—	713,775	906	714,681
US Gov't Sponsored Entities & Agencies	—	205,017	—	205,017
Total Securities	$64,119	$1,696,561	$989	$1,761,669

Loans Held-for-Sale	$—	$8,600	$—	$8,600

Derivative Assets	$—	$9,899	$—	$9,899

Derivative Liabilities	$—	$9,749	$—	$9,749

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

As of December 31, 2022 and 2021, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale were as follows:

	2022	2021
Aggregate Fair Value	$8,600	$10,585
Contractual Balance	8,474	10,296
Gain (Loss)	126	289

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2022, 2021 and 2020 for loans held for sale were $(163), $(237), and $191, respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

	Obligations of State and Political Subdivisions		MBS/CMO
	2022	2021	2022	2021
Balance of Recurring Level 3 Assets at January 1	$—	$497	$—	$—
Total Gains (Losses) Included in Other Comprehensive Income	(17)	(2)	(76)	—
Maturities / Calls	—	(495)	—	—
Acquired through Bank Acquisition	100	—	982	—
Balance of Recurring Level 3 Assets at December 31	$83	$—	$906	$—

Of the total gain/loss included in earnings for the years ended December 31, 2022 and 2021, $(93) and $(2) was attributable to other changes in fair value, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,858	$1,858
Commercial Real Estate Loans	—	—	10,040	10,040
Agricultural Loans	—	—	2,970	2,970
Consumer Loans	—	—	8	8
Home Equity Loans	—	—	368	368
Residential Mortgage Loans	—	—	718	718

	Fair Value Measurements at December 31, 2021 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$4,423	$4,423
Commercial Real Estate Loans	—	—	1,672	1,672
Agricultural Loans	—	—	79	79
Consumer Loans	—	—	—	—
Home Equity Loans	—	—	345	345
Residential Mortgage Loans	—	—	—	—

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2022 and 2021. No charge to earnings was included in the years ended December 31, 2022 and 2021.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2022 and 2021:

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$1,858	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 100% (40%)
Individually Analyzed Loans - Commercial Real Estate Loans	$10,040	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (37%)
Individually Analyzed Loans - Agricultural Loans	$2,970	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (48%)
Individually Analyzed Loans - Consumer Loans	$8	Sales comparison approach	Adjustment for physical condition of comparable properties sold	27% - 100% (20%)
Individually Analyzed Loans - Home Equity Loans	$368	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 51% (20%)
Individually Analyzed Loans - Residential Mortgage Loans	$718	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% -100% (21%)

December 31, 2021	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$4,423	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (69%)
Individually Analyzed Loans - Commercial Real Estate Loans	$1,672	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (46%)
Individually Analyzed Loans - Agricultural Loans	$79	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 96% (90%)
Individually Analyzed Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	100% (100%)
Individually Analyzed Loans - Home Equity Loans	$345	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 23% (22%)
Individually Analyzed Loans - Residential Mortgage Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	—% - —% (—%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2022 and 2021. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$119,079	$77,174	$41,905	$—	$119,079
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,724,804	—	—	3,688,903	3,688,903
Accrued Interest Receivable	27,741	38	10,863	16,840	27,741
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,921,582)	(4,921,582)	—	—	(4,921,582)
Time Deposits	(428,469)	—	(426,184)	—	(426,184)
Short-term Borrowings	(101,161)	(36,200)	(64,961)	—	(101,161)
Long-term Debt	(102,645)	—	(26,830)	(72,272)	(99,102)
Accrued Interest Payable	(1,513)	—	(1,205)	(308)	(1,513)

		Fair Value Measurements at December 31, 2021 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$396,890	$47,173	$349,717	$—	$396,890
Interest Bearing Time Deposits with Banks	745	—	745	—	745
Loans, Net	2,960,278	—	—	2,980,555	2,980,555
Accrued Interest Receivable	20,229	—	9,213	11,016	20,229
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,397,217)	(4,397,217)	—	—	(4,397,217)
Time Deposits	(347,099)	—	(347,876)	—	(347,876)
Short-term Borrowings	(68,328)	—	(68,328)	—	(68,328)
Long-term Debt	(83,855)	—	(28,320)	(58,303)	(86,623)
Accrued Interest Payable	(613)	—	(579)	(34)	(613)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 77 banking offices at December 31, 2022. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company's banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2022
Net Interest Income	$204,259	$46	$27	$(3,748)	$200,584
Net Gains on Sales of Loans	3,818	—	—	—	3,818
Net Gains on Securities	589	—	—	(27)	562
Wealth Management Fees	4	10,072	—	—	10,076
Insurance Revenues	31	12	9,977	—	10,020
Noncash Items:
Provision for Credit Losses	6,350	—	—	—	6,350
Depreciation and Amortization	9,571	41	48	456	10,116
Income Tax Expense (Benefit)	17,873	691	720	(1,933)	17,351
Segment Profit (Loss)	82,965	2,157	2,281	(5,578)	81,825
Segment Assets at December 31, 2022	6,152,346	8,846	14,706	(19,907)	6,155,991

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2021
Net Interest Income	$163,395	$42	$11	$(2,618)	$160,830
Net Gains on Sales of Loans	8,267	—	—	—	8,267
Net Gains on Securities	2,247	—	—	—	2,247
Wealth Management Fees	4	10,317	—	—	10,321
Insurance Revenues	14	7	9,247	—	9,268
Noncash Items:
Provision for Credit Losses	(6,500)	—	—	—	(6,500)
Depreciation and Amortization	8,346	46	57	321	8,770
Income Tax Expense (Benefit)	18,774	826	652	(1,604)	18,648
Segment Profit (Loss)	82,066	2,543	2,034	(2,506)	84,137
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2020
Net Interest Income	$157,936	$18	$11	$(2,722)	$155,243
Net Gains on Sales of Loans	9,908	—	—	—	9,908
Net Gains on Securities	4,081	—	—	—	4,081
Wealth Management Fees	3	8,002	—	—	8,005
Insurance Revenues	12	15	8,895	—	8,922
Noncash Items:
Provision for Credit Losses	17,550	—	—	—	17,550
Depreciation and Amortization	9,012	28	68	321	9,429
Income Tax Expense (Benefit)	13,758	452	536	(1,912)	12,834
Segment Profit (Loss)	60,812	1,355	1,655	(1,612)	62,210
Segment Assets at December 31, 2020	4,963,655	4,480	10,263	(821)	4,977,577

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 - Parent Company Financial Statements
The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Cash	$46,541	$86,391
Other Investments	353	353
Investment in Subsidiary Bank	566,494	616,459
Investment in Non-banking Subsidiaries	6,747	5,973
Other Assets	19,165	20,678
Total Assets	$639,300	$729,854

LIABILITIES
Borrowings	$74,788	$55,804
Other Liabilities	6,119	5,591
Total Liabilities	80,907	61,395

SHAREHOLDERS’ EQUITY
Common Stock	29,493	26,554
Additional Paid-in Capital	387,171	276,057
Retained Earnings	405,167	350,364
Accumulated Other Comprehensive Income (Loss)	(263,438)	15,484
Total Shareholders’ Equity	558,393	668,459
Total Liabilities and Shareholders’ Equity	$639,300	$729,854

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2022	2021	2020
INCOME
Dividends from Subsidiaries
Bank	$35,000	$65,000	$40,000
Non-bank	—	1,470	1,580
Interest Income	104	109	118
Other Income (Loss)	31	11	25
Total Income	35,135	66,590	41,723

EXPENSES
Salaries and Employee Benefits	535	537	498
Professional Fees	1,989	1,256	564
Occupancy and Equipment Expense	8	10	7
Interest Expense	3,963	2,763	2,907
Other Expenses	1,162	1,200	1,286
Total Expenses	7,657	5,766	5,262
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	27,478	60,824	36,461
Income Tax Benefit	1,947	1,607	1,922
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	29,425	62,431	38,383
Equity in Undistributed Income of Subsidiaries	52,400	21,706	23,827
NET INCOME	81,825	84,137	62,210

Other Comprehensive Income (Loss):
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(278,976)	(19,891)	20,270
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	54	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(197,097)	$64,246	$82,480

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$81,825	$84,137	$62,210
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	3,861	(3,939)	(8,575)
Change in Other Liabilities	1,200	863	(142)
Equity Based Compensation	2,330	1,723	1,051
Excess Tax Benefit from Restricted Share Grant	—	—	3
Equity in Excess Undistributed Income of Subsidiaries	(52,400)	(21,706)	(23,827)
Net Cash from Operating Activities	36,816	61,078	30,720

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	(49,644)	—	—
Net Cash from Investing Activities	(49,644)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance (Retirement) of Common Stock	—	—	(5,789)
Dividends Paid	(27,022)	(22,220)	(20,136)
Net Cash from Financing Activities	(27,022)	(22,220)	(25,925)

Net Change in Cash and Cash Equivalents	(39,850)	38,858	4,795
Cash and Cash Equivalents at Beginning of Year	86,391	47,533	42,738
Cash and Cash Equivalents at End of Year	$46,541	$86,391	$47,533

NOTE 18 - Business Combinations, Goodwill and Intangible Assets

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

As of the closing of the transaction, CUB had total assets of $1,108,546, total loans of $683,807, and total deposits of $930,533. The Company accounted for the transaction under the acquisition method of accounting which means these financial assets and liabilities were recorded at fair value at the day of acquisition. The fair value of the common shares issued as part of the consideration paid for CUB was based upon the closing price of the Company’s common shares on the acquisition date.

In accordance with ASC 805, the Company has expensed approximately $12,323 of direct acquisition costs and recorded $58,596 of goodwill and $7,572 of intangible assets. The goodwill of $58,596 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the CUB acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

Consideration
Cash for Options and Fractional Shares	$942
Cash Consideration	49,863
Equity Instruments	111,914

Fair Value of Total Consideration Transferred	$162,719

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$20,244
Federal Funds Sold and Other Short-term Investments	238,325
Interest-bearing Time Deposits with Banks	250
Securities	102,233
Loans	678,142
Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	10,078
Premises, Furniture & Equipment	19,805
Other Real Estate	40
Intangible Assets	7,572
Company Owned Life Insurance	12,881
Accrued Interest Receivable and Other Assets	18,309
Deposits - Non-interest Bearing	(237,472)
Deposits - Interest Bearing	(696,750)
FHLB Advances and Other Borrowings	(60,837)
Accrued Interest Payable and Other Liabilities	(8,697)

Total Identifiable Net Assets	$104,123

Goodwill	$58,596

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2021 after giving effect to certain adjustments. The unaudited pro forma information for the year ended December 30, 2022 and 2021 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

	Unaudited Pro Forma Year Ended 12/31/2022	Unaudited Pro Forma Year Ended 12/31/2021
Net Interest Income	$200,584	$195,691
Non-interest Income	59,133	64,951
Total Revenue	259,717	260,642
Provision for Credit Losses	50	(8,707)
Non-interest Expense	141,868	142,978
Income Before Income Taxes	117,799	126,371
Income Tax Expense	21,858	24,260
Net Income	$95,941	$102,111
Earnings Per Share and Diluted Earnings Per Share	$3.26	$3.47
For the year ended December 31, 2022, the above pro forma financial information excludes non-recurring merger costs that totaled $12,323 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $6,300 on a pre-tax basis.

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2022, 2021, and 2020, were classified as follows:

	2022	2021	2020

Beginning of Year	$121,761	$121,956	$121,306
Acquired Goodwill	58,596	(195)	650
Impairment	—	—	—
End of Year	$180,357	$121,761	$121,956

Of the $180,357 carrying amount of goodwill, $179,025 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2022. Of the $121,761 carrying amount of goodwill, $120,429 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2021. The decrease of $195 in 2021 is attributable to the sale of two branches located in Lexington, Kentucky. Of the $121,956 carrying amount of goodwill, $120,624 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2020. During 2020, the Company finalized valuation estimates for the Citizens First acquisition and recorded $650 of additional goodwill.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2022, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2022
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$33,247	$(25,001)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,378)
Total	$38,912	$(30,636)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

	2021
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$25,675	$(21,320)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,348)
Total	$31,340	$(26,925)
Amortization Expense was $3,711, $2,731 and $3,539, for 2022, 2021 and 2020.

Estimated amortization expense for each of the next five years is as follows:

2023	$2,840
2024	2,032
2025	1,394
2026	916
2027	593

NOTE 19 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2022 and 2021, net of tax:

December 31, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$16,052	$(568)	$15,484
Other Comprehensive Income (Loss) Before Reclassification	(278,532)	—	(278,532)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(444)	54	(390)
Net Current Period Other
Comprehensive Income (Loss)	(278,976)	54	(278,922)
Ending Balance	$(262,924)	$(514)	$(263,438)

December 31, 2021	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$35,943	$(568)	$35,375
Other Comprehensive Income (Loss) Before Reclassification	(18,116)	—	(18,116)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1,775)	—	(1,775)
Net Current Period Other
Comprehensive Income (Loss)	(19,891)	—	(19,891)
Ending Balance	$16,052	$(568)	$15,484

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss) (continued)
The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$562	Net Gain (Loss) on Securities
	(118)	Income Tax Expense
	444	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$444

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$2,247	Net Gain (Loss) on Securities
	(472)	Income Tax Expense
	1,775	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$1,775

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2020:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$4,081	Net Gain (Loss) on Securities
	(857)	Income Tax Expense
	3,224	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$3,224

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The Company’s independent registered public accounting firm has issued their report on the Company’s internal control over financial reporting. That report is included in Item 8. Financial Statements and Supplementary Data of this Report under the heading, Report of Independent Registered Public Accounting Firm.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Election of Directors,” “Our Executive Officers” and “Section 16(a): Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in May 2023 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2023 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2023 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2023 Proxy Statement, which sections are incorporated herein by reference.

Equity Compensation Plan Information
The Company maintains three equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2009 Long-Term Equity Incentive Plan (under which no new grants may be made), its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the “2019 ESPP”). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,562,062	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,562,062

(a)On December 31, 2022, participants under the 2019 ESPP exercised options to purchase 4,621 Common Shares at the purchase price of $36.92 per share. The Company settled the option exercises in January 2023 with shares purchased on the open market.

(b)Represents 750,000 shares at December 31, 2022 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 812,062 shares that were available for grant or issuance at December 31, 2022 under the 2019 LTI Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2023 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2023 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed July 1, 2020 (SEC File No. 001-15877).
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

10.7*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2022 is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 1, 2022 (SEC File No. 001-15877).

10.8*+	Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2023.
10.9*
Description of Executive Management Incentive Plan for 2020 (awards payable in 2021) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed April 3, 2020 (SEC File No. 001-15877).

10.10*
Description of Executive Management Incentive Plan for 2021 (awards payable in 2022) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 12, 2021 (SEC File No. 001-15877).

10.11*
Description of Executive Management Incentive Plan for 2022 (awards payable in 2023) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 11, 2022 (SEC File No. 001-15877).

Exhibit No.	Description
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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 1, 2023	By: /s/D. Neil Dauby
D. Neil Dauby, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 1, 2023	/s/Mark A. Schroeder
Mark A. Schroeder, Chairman

Date:	March 1, 2023	/s/D. Neil Dauby
D. Neil Dauby, Director, President and Chief Executive Officer (principal executive officer)

Date:	March 1, 2023	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	March 1, 2023	/s/Angela Curry
Angela Curry, Director

Date:	March 1, 2023	/s/Sue J. Ellsperman
Sue J. Ellsperman, Director

Date:	March 1, 2023	/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 1, 2023	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	March 1, 2023	/s/Diane B. Medley
Diane B. Medley, Director

Date:	March 1, 2023	/s/Chris A. Ramsey
Chris A. Ramsey, Director

Date:	March 1, 2023	/s/M. Darren Root
M. Darren Root, Director

Date:	March 1, 2023	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	March 1, 2023	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	March 1, 2023	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	March 1, 2023	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	March 1, 2023	/s/Bradley M. Rust
Bradley M. Rust, Senior Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer)

Date:	March 1, 2023	/s/Vicki L. Schuler
Vicki L. Schuler, Senior Vice President, Controller (principal accounting officer)