Form 10-Q
period 2023-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2023-05-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2023

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

As of May 2, 2023, the registrant had 29,573,242 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2022, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

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

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and Due from Banks	$70,506	$77,174
Federal Funds Sold and Other Short-term Investments	9,789	41,905
Cash and Cash Equivalents	80,295	119,079

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,961,667 for March 31, 2023; Amortized Cost $2,094,826 for December 31, 2022; No Allowance for Credit Losses)	1,670,256	1,761,669
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	6,011	8,600

Loans	3,772,866	3,788,645
Less: Unearned Income	(3,994)	(3,711)
Allowance for Credit Losses	(44,315)	(44,168)
Loans, Net	3,724,557	3,740,766

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,957	15,037
Premises, Furniture and Equipment, Net	112,225	112,237
Other Real Estate	—	—
Goodwill	180,357	180,357
Intangible Assets	8,572	9,426
Company Owned Life Insurance	84,471	83,998
Accrued Interest Receivable and Other Assets	114,365	123,969
TOTAL ASSETS	$5,996,919	$6,155,991

LIABILITIES
Non-interest-bearing Demand Deposits	$1,601,206	$1,691,804
Interest-bearing Demand, Savings, and Money Market Accounts	3,039,393	3,229,778
Time Deposits	514,296	428,469
Total Deposits	5,154,895	5,350,051

FHLB Advances and Other Borrowings	191,052	203,806
Accrued Interest Payable and Other Liabilities	45,641	43,741
TOTAL LIABILITIES	5,391,588	5,597,598

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,573	29,493
Additional Paid-in Capital	387,630	387,171
Retained Earnings	418,620	405,167
Accumulated Other Comprehensive Income (Loss)	(230,492)	(263,438)
TOTAL SHAREHOLDERS’ EQUITY	605,331	558,393
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,996,919	$6,155,991
End of period shares issued and outstanding	29,573,439	29,493,193

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Interest and Fees on Loans	$49,061	$38,935
Interest on Federal Funds Sold and Other Short-term Investments	345	280
Interest and Dividends on Securities:
Taxable	5,396	4,520
Non-taxable	5,687	5,540
TOTAL INTEREST INCOME	60,489	49,275

INTEREST EXPENSE
Interest on Deposits	8,971	1,329
Interest on FHLB Advances and Other Borrowings	2,509	1,038
TOTAL INTEREST EXPENSE	11,480	2,367

NET INTEREST INCOME	49,009	46,908
Provision for Credit Losses	1,100	5,200
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,909	41,708

NON-INTEREST INCOME
Wealth Management Fees	2,644	2,638
Service Charges on Deposit Accounts	2,788	2,683
Insurance Revenues	3,135	3,721
Company Owned Life Insurance	401	458
Interchange Fee Income	4,199	3,627
Other Operating Income	1,211	1,268
Net Gains on Sales of Loans	587	1,421
Net Gains on Securities	2	372
TOTAL NON-INTEREST INCOME	14,967	16,188

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,846	23,088
Occupancy Expense	2,910	2,879
Furniture and Equipment Expense	910	930
FDIC Premiums	741	476
Data Processing Fees	2,755	7,724
Professional Fees	1,562	2,363
Advertising and Promotion	1,167	1,138
Intangible Amortization	785	1,017
Other Operating Expenses	4,940	8,545
TOTAL NON-INTEREST EXPENSE	37,616	48,160

Income before Income Taxes	25,260	9,736
Income Tax Expense	4,453	669
NET INCOME	$20,807	$9,067

Basic Earnings per Share	$0.71	$0.31
Diluted Earnings per Share	$0.71	$0.31

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2023	2022

NET INCOME	$20,807	$9,067

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	41,749	(169,340)
Reclassification Adjustment for Gains Included in Net Income	(2)	(372)
Tax Effect	(8,801)	35,827
Net of Tax	32,946	(133,885)

Total Other Comprehensive Income (Loss)	32,946	(133,885)

COMPREHENSIVE INCOME (LOSS)	$53,753	$(124,818)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2023	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393

Net Income	—	—	—	20,807	—	20,807
Other Comprehensive Income (Loss)	—	—	—	—	32,946	32,946
Cash Dividends ($0.25 per share)	—	—	—	(7,354)	—	(7,354)
Issuance of Common Stock for:
Restricted Share Grants	80,246	80	459	—	—	539

Balances, March 31, 2023	29,573,439	$29,573	$387,630	$418,620	$(230,492)	$605,331

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2022	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

Net Income	—	—	—	9,067	—	9,067
Other Comprehensive Income (Loss)	—	—	—	—	(133,885)	(133,885)
Cash Dividends ($0.23 per share)	—	—	—	(6,752)	—	(6,752)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp of Shelbyville, Inc., net	2,870,975	2,871	108,852	—	—	111,723
Restricted Share Grants	61,200	61	363	—	—	424

Balances, March 31, 2022	29,485,683	$29,486	$385,272	$352,679	$(118,401)	$649,036

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,807	$9,067
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,407	1,735
Depreciation and Amortization	2,429	2,654
Loans Originated for Sale	(21,519)	(46,256)
Proceeds from Sales of Loans Held-for-Sale	24,736	48,039
Provision for Credit Losses	1,100	5,200
Gain on Sale of Loans, net	(587)	(1,421)
Gain on Securities, net	(2)	(372)
Gain on Sales of Other Real Estate and Repossessed Assets	—	1
Gain on Disposition and Donation of Premises and Equipment	(5)	(18)
Increase in Cash Surrender Value of Company Owned Life Insurance	(473)	(436)
Equity Based Compensation	539	424
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,802	12,524
Interest Payable and Other Liabilities	232	15,126
Net Cash from Operating Activities	31,466	46,267

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	39,970	40,087
Proceeds from Sales of Securities Available-for-Sale	93,752	91,946
Purchase of Securities Available-for-Sale	(1,967)	(234,878)
Proceeds from Redemption of Federal Home Loan Bank Stock	80	7,671
Purchase of Loans	—	(833)
Proceeds from Sale of Loans Held for Investment	—	622
Loans Made to Customers, net of Payments Received	15,109	30,525
Proceeds from Sales of Other Real Estate	—	39
Property and Equipment Expenditures	(1,916)	(4,057)
Proceeds from Life Insurance	—	205
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	—	207,764
Net Cash from Investing Activities	145,028	139,091

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(195,056)	154,309
Change in Short-term Borrowings	(12,837)	(17,608)
Repayments of Long-term Debt	(31)	(41,605)
Dividends Paid	(7,354)	(6,752)
Net Cash from Financing Activities	(215,278)	88,344

Net Change in Cash and Cash Equivalents	(38,784)	273,702
Cash and Cash Equivalents at Beginning of Year	119,079	396,890
Cash and Cash Equivalents at End of Period	$80,295	$670,592

Cash Paid During the Period for
Interest	$10,152	$1,661
Income Taxes	—	(648)

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(1,963)	$1,046
Supplemental Schedule for Investing Activities (See Note 15 for Business Combinations)
Assets acquired, net of purchase consideration	$—	$945,043
Liabilities assumed	—	1,003,759
Goodwill	$—	$58,716

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the "Company") conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders' equity based on these reclassifications.

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

On March 31, 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” which eliminates the troubled debt restructuring recognition and measurement guidance and instead requires an entity to evaluate whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosures and include new disclosure requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. To improve consistency for vintage disclosures, the ASU requires that public business entities disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20. For entities that have adopted ASU 2016-13, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not adopted ASU 2016-13, the effective dates for the amendments are the same as the effective dates in ASU 2016-13. Early adoption is permitted if ASU 2016-13 has been adopted, including adoption in an interim period. If an entity elects to adopt the amendments in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted the new guidance prospectively with no material impact to the consolidated financial statements.

The SEC released Staff Accounting Bulletin No. 121 (“SAB 121”) on March 31, 2022,, which provides interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for its customers, either directly through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets of others, along with a corresponding safeguarding asset, both of which are measured at fair value. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 and therefore the disclosures do not apply.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2023	2022
Basic Earnings per Share:
Net Income	$20,807	$9,067
Weighted Average Shares Outstanding	29,507,446	29,403,052
Basic Earnings per Share	$0.71	$0.31

Diluted Earnings per Share:
Net Income	$20,807	$9,067

Weighted Average Shares Outstanding	29,507,446	29,403,052
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,507,446	29,403,052
Diluted Earnings per Share	$0.71	$0.31
For the three months ended March 31, 2023 and 2022, there were no anti-dilutive shares.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

March 31, 2023
U.S. Treasury	$1,984	$1	$—	$—	$1,985
Obligations of State and Political Subdivisions	917,686	1,201	(138,247)	—	780,640
MBS/CMO	811,898	—	(119,542)	—	692,356
US Gov’t Sponsored Entities & Agencies	230,099	—	(34,824)	—	195,275
Total	$1,961,667	$1,202	$(292,613)	$—	$1,670,256

December 31, 2022
U.S. Treasury	$64,097	$22	$—	$—	$64,119
Obligations of State and Political Subdivisions	939,193	673	(162,014)	—	777,852
MBS/CMO	846,519	—	(131,838)	—	714,681
US Gov’t Sponsored Entities & Agencies	245,017	—	(40,000)	—	205,017
Total	$2,094,826	$695	$(333,852)	$—	$1,761,669

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
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
The amortized cost and fair value of Securities at March 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$4,154	$4,156
Due after one year through five years	14,968	15,055
Due after five years through ten years	56,769	55,364
Due after ten years	843,779	708,050
MBS/CMO	811,898	692,356
US Gov’t Sponsored Entities & Agencies	230,099	195,275
Total	$1,961,667	$1,670,256

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Proceeds from Sales	$93,752	$91,946
Gross Gains on Sales	2	372
Income Taxes on Gross Gains	—	78

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $352,712 and $354,123 as of March 31, 2023 and December 31, 2022, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2023 and December 31, 2022, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	89,866	(3,578)	597,155	(134,669)	687,021	(138,247)
MBS/CMO	64,508	(3,421)	627,839	(116,121)	692,347	(119,542)
US Gov’t Sponsored Entities & Agencies	11,115	(777)	184,161	(34,047)	195,276	(34,824)
Total	$165,489	$(7,776)	$1,409,155	$(284,837)	$1,574,644	$(292,613)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	579,267	(117,423)	122,992	(44,591)	702,259	(162,014)
MBS/CMO	240,344	(20,920)	474,327	(110,918)	714,671	(131,838)
US Gov’t Sponsored Entities & Agencies	198,702	(38,818)	6,314	(1,182)	205,016	(40,000)
Total	$1,018,313	$(177,161)	$603,633	$(156,691)	$1,621,946	$(333,852)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell,

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The decrease in unrealized losses from December 31, 2022 to March 31, 2023 was primarily the result of fair value adjustments caused by the change in market interest rates. There was no allowance for credit losses for available-for-sale debt securities at March 31, 2023 or December 31, 2022.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $9,710 at March 31, 2023 and $10,637 at December 31, 2022. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2023 and December 31, 2022. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2023, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $133,458 at March 31, 2023 and $134,684 at December 31, 2022. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	March 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$133,458	$7,886	$134,684	$9,899

Included in Other Liabilities:
Interest Rate Swaps	$133,458	$7,786	$134,684	$9,749

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2023	2022
Interest Rate Swaps:
Included in Other Operating Income	$(50)	$214

NOTE 6 – Loans

Loans were comprised of the following classifications:

	March 31, 2023	December 31, 2022
Commercial:
Commercial and Industrial Loans	$608,870	$620,106
Commercial Real Estate Loans	2,000,237	1,966,884
Agricultural Loans	378,587	417,413
Leases	58,436	56,396
Retail:
Home Equity Loans	277,576	279,748
Consumer Loans	80,502	79,904
Credit Cards	18,320	17,512
Residential Mortgage Loans	350,338	350,682

Subtotal	3,772,866	3,788,645
Less: Unearned Income	(3,994)	(3,711)
Allowance for Credit Losses	(44,315)	(44,168)
Loans, net	$3,724,557	$3,740,766

The table above includes $18,310 and $21,149 of purchase credit deteriorated loans as of March 31, 2023 and December 31, 2022, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022:

March 31, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$—	$44,168
Provision (Benefit) for credit loss expense	501	402	(301)	18	226	54	125	75	—	1,100
Loans charged-off	(733)	—	—	—	(345)	(14)	(120)	(26)	—	(1,238)
Recoveries collected	55	62	—	—	133	31	1	3	—	285
Total ending allowance balance	$13,572	$22,062	$3,887	$227	$609	$1,415	$263	$2,280	$—	$44,315

March 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY	376	1,945	689	—	2	—	—	105	—	3,117
Provision (Benefit) for credit loss expense	2,788	2,095	(435)	(4)	225	183	7	341	—	5,200
Loans charged-off	(5)	(78)	—	—	(210)	(37)	(39)	—	—	(369)
Recoveries collected	7	10	—	—	92	—	4	—	—	113
Total ending allowance balance	$12,720	$23,217	$4,759	$196	$616	$1,207	$212	$2,151	$—	$45,078

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
The Company estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for changes in underwriting standards, portfolio mix, delinquency level, changes in environmental conditions, unemployment rates, risk classifications and collateral values. The allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. Based on the potential increased losses related to the advancing stress on the economy as a result of inflationary pressures, rising interest rates and financial market volatility, the Company has considered this loss experience may align with loss experience from the recessionary period from 2008-2011 and qualitative adjustments have been made accordingly.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

For the three months ended March 31, 2023, the allowance for credit losses remained constant. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,384	$8,583	$—
Commercial Real Estate Loans	276	1,996	517
Agricultural Loans	956	1,312	581
Leases	—	—	—
Home Equity Loans	555	665	—
Consumer Loans	6	14	—
Credit Cards	145	145	—
Residential Mortgage Loans	515	780	—
Total	$3,837	$13,495	$1,098
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $13,495.
Interest income on non-accrual loans recognized during the three months ended March 31, 2023 totaled $16.

December 31, 2022	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,142	$7,936	$1,427
Commercial Real Estate Loans	49	1,950	—
Agricultural Loans	994	1,062	—
Leases	—	—	—
Home Equity Loans	262	310	—
Consumer Loans	240	254	—
Credit Cards	146	146	—
Residential Mortgage Loans	676	1,230	—
Total	$3,509	$12,888	$1,427
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $12,888.

Interest income on non-accrual loans recognized during the year ended December 31, 2022 totaled $32.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,079	$962	$242	$6,803	$10,086
Commercial Real Estate Loans	11,612	36	—	—	11,648
Agricultural Loans	4,816	312	—	—	5,128
Leases	—	—	—	—	—
Home Equity Loans	530	—	—	—	530
Consumer Loans	8	4	—	3	15
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	874	—	—	—	874
Total	$19,919	$1,314	$242	$6,806	$28,281

December 31, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,078	$1,219	$272	$5,851	$9,420
Commercial Real Estate Loans	12,192	36	—	—	12,228
Agricultural Loans	4,944	318	—	—	5,262
Leases	—	—	—	—	—
Home Equity Loans	467	—	—	—	467
Consumer Loans	8	2	—	12	22
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,060	—	—	—	1,060
Total	$20,749	$1,575	$272	$5,863	$28,459

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2023 and December 31, 2022:

March 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$1,165	$221	$6,916	$8,302	$600,568	$608,870
Commercial Real Estate Loans	1,870	121	1,363	3,354	1,996,883	2,000,237
Agricultural Loans	1,465	69	1,322	2,856	375,731	378,587
Leases	—	—	—	—	58,436	58,436
Home Equity Loans	1,571	230	665	2,466	275,110	277,576
Consumer Loans	255	51	13	319	80,183	80,502
Credit Cards	150	39	145	334	17,986	18,320
Residential Mortgage Loans	5,437	201	552	6,190	344,148	350,338
Total	$11,913	$932	$10,976	$23,821	$3,749,045	$3,772,866

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company prospectively adopted ASU 2022-02, which eliminated the accounting for troubled debt restructurings while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties. As such, effective with the adoption of the new standard, the Company will not include, prospectively, financial difficulty modifications in its presentation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included troubled debt restructurings, has not been adjusted.

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modification in 2023 resulted in the permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

Troubled Debt Restructurings Disclosures Prior to Adoption of ASU 2022-02

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

As of December 31, 2022, the Company had no troubled debt restructurings. The Company had no specific allocation of allowance for these loans at December 31, 2022.

The Company had not committed to lending any additional amounts as of December 31, 2022 to customers with outstanding loans that are classified as troubled debt restructurings.

For the year ended December 31, 2022, the Company had no loans modified as troubled debt restructurings. Additionally, there were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2022.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at March 31, 2023 and December 31, 2022, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$23,934	$151,024	$103,507	$36,957	$42,665	$64,882	$155,521	$578,490
Special Mention	—	55	574	713	673	1,649	1,990	5,654
Substandard	—	1,171	5,403	479	1,223	2,425	14,025	24,726
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$23,934	$152,250	$109,484	$38,149	$44,561	$68,956	$171,536	$608,870

Current Period Gross Charge-Offs	$—	$520	$32	$30	$—	$50	$101	$733

Commercial Real Estate:
Risk Rating
Pass	$64,742	$414,758	$488,827	$249,845	$158,968	$530,615	$33,620	$1,941,375
Special Mention	—	3,953	1,413	4,816	133	35,707	—	46,022
Substandard	—	210	5,131	551	1,398	5,438	112	12,840
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$64,742	$418,921	$495,371	$255,212	$160,499	$571,760	$33,732	$2,000,237

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural:
Risk Rating
Pass	$10,620	$61,039	$45,959	$45,512	$24,363	$109,918	$47,769	$345,180
Special Mention	1,608	333	833	5,991	2,837	12,289	3,139	27,030
Substandard	—	—	208	625	419	5,100	25	6,377
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$12,228	$61,372	$47,000	$52,128	$27,619	$127,307	$50,933	$378,587

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$8,085	$8,904	$13,392	$18,227	$7,050	$2,778	$—	$58,436
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$8,085	$8,904	$13,392	$18,227	$7,050	$2,778	$—	$58,436

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$156,318	$117,648	$39,949	$46,505	$18,423	$51,482	$154,203	$584,528
Special Mention	56	148	577	78	551	2,346	1,672	5,428
Substandard	1,714	5,629	849	1,304	1,028	2,237	17,389	30,150
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$158,088	$123,425	$41,375	$47,887	$20,002	$56,065	$173,264	$620,106

Commercial Real Estate:
Risk Rating
Pass	$398,631	$490,747	$261,462	$162,701	$129,151	$427,433	$35,163	$1,905,288
Special Mention	3,982	1,568	4,612	135	13,689	25,371	—	49,357
Substandard	—	4,628	489	1,415	979	4,728	—	12,239
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$402,613	$496,943	$266,563	$164,251	$143,819	$457,532	$35,163	$1,966,884

Agricultural:
Risk Rating
Pass	$62,673	$47,682	$47,355	$25,431	$21,728	$92,344	$83,862	$381,075
Special Mention	634	842	6,066	4,149	2,355	11,440	4,310	29,796
Substandard	—	210	628	429	85	5,190	—	6,542
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$63,307	$48,734	$54,049	$30,009	$24,168	$108,974	$88,172	$417,413

Leases:
Risk Rating
Pass	$20,057	$14,461	$9,648	$8,901	$1,851	$1,478	$—	$56,396
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$20,057	$14,461	$9,648	$8,901	$1,851	$1,478	$—	$56,396

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$13,674	$38,471	$16,603	$4,811	$1,969	$2,751	$2,209	$80,488
Nonperforming	—	6	4	3	—	1	—	14
Total Consumer Loans	$13,674	$38,477	$16,607	$4,814	$1,969	$2,752	$2,209	$80,502

Current Period Gross Charge-Offs	$179	$126	$20	$16	$3	$1	$—	$345

Home Equity:
Payment performance
Performing	$—	$74	$153	$91	$—	$861	$275,732	$276,911
Nonperforming	—	40	271	—	68	223	63	665
Total Home Equity Loans	$—	$114	$424	$91	$68	$1,084	$275,795	$277,576

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$4	$10	$14

Residential Mortgage:
Payment performance
Performing	$12,701	$69,799	$93,206	$44,964	$19,267	$109,621	$—	$349,558
Nonperforming	—	—	140	208	109	323	—	780
Total Residential Mortgage Loans	$12,701	$69,799	$93,346	$45,172	$19,376	$109,944	$—	$350,338

Current Period Gross Charge-Offs	$—	$—	$21	$5	$—	$—	$—	$26

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	March 31, 2023	December 31, 2022

Performing	$18,175	$17,366
Nonperforming	145	146

Total	$18,320	$17,512

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

March 31, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$522	$411	$—	$—	$—	$—	$—	$—	$933
Sales	—	3,819	97	—	—	—	—	—	3,916

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $58,323 and $64,961 as of March 31, 2023 and December 31, 2022, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 77 banking offices at March 31, 2023. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2023
Net Interest Income	$50,141	$25	$14	$(1,171)	$49,009
Net Gains on Sales of Loans	587	—	—	—	587
Net Gains on Securities	2	—	—	—	2
Wealth Management Fees	2	2,642	—	—	2,644
Insurance Revenues	1	17	3,117	—	3,135
Noncash Items:
Provision (Benefit) for Credit Losses	1,100	—	—	—	1,100
Depreciation and Amortization	2,293	10	12	114	2,429
Income Tax Expense (Benefit)	4,401	130	227	(305)	4,453
Segment Profit (Loss)	20,565	606	1,061	(1,425)	20,807
Segment Assets at March 31, 2023	5,990,410	9,260	15,346	(18,097)	5,996,919

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2022
Net Interest Income	$47,665	$5	$3	$(765)	$46,908
Net Gains on Sales of Loans	1,421	—	—	—	1,421
Net Gains on Securities	372	—	—	—	372
Wealth Management Fees	1	2,637	—	—	2,638
Insurance Revenues	27	1	3,693	—	3,721
Noncash Items:
Provision (Benefit) for Credit Losses	5,200	—	—	—	5,200
Depreciation and Amortization	2,518	10	12	114	2,654
Income Tax Expense (Benefit)	616	204	450	(601)	669
Segment Profit (Loss)	8,429	640	1,429	(1,431)	9,067
Segment Assets at December 31, 2022	6,152,346	8,846	14,706	(19,907)	6,155,991

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

For the three months ended March 31, 2023 and 2022, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2023 and 2022.  In addition, there was no unrecognized option expense.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2023, the Company granted 80,390 awards of restricted stock. During the three months ended March 31, 2022, the Company granted 63,258 awards of restricted stock. Total unvested restricted stock awards at March 31, 2023 and December 31, 2022 were 145,212 and 74,873, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2023	2022

Restricted Stock Expense	$539	$424
Cash Entitlement Expense	182	165
Tax Effect	(187)	(153)
Net of Tax	$534	$436

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $5,516 and $5,005 as of March 31, 2023 and 2022, respectively.

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

For the three months ended March 31, 2023, the Company recorded $12 of expense related to the employee stock purchase plan resulting in $9 net of tax. For the three months ended March 31, 2022, the Company recorded $14 of expense related to the employee stock purchase plan resulting in $11 net of tax. There was no unrecognized compensation expense as of March 31, 2023 and 2022 for the employee stock purchase plan. No stock options were outstanding as of March 31, 2023 and December 31, 2022.

NOTE 11 – Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2023, the Company held $83 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $917 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property utilizing similar techniques as discussed above for Individually Analyzed Loans, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, impairment loss is recognized.

Loans Held-for-Sale: The fair values of loans held for sale are determined by using quoted prices for similar assets, adjusted for specific attributes of that loan resulting in a Level 2 classification.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$1,985	$—	$—	$1,985
Obligations of State and Political Subdivisions	—	780,557	83	780,640
MBS/CMO	—	691,439	917	692,356
US Gov’t Sponsored Entities & Agencies	—	195,275	—	195,275
Total Securities	$1,985	$1,667,271	$1,000	$1,670,256

Loans Held-for-Sale	$—	$6,011	$—	$6,011

Derivative Assets	$—	$7,886	$—	$7,886

Derivative Liabilities	$—	$7,786	$—	$7,786

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$64,119	$—	$—	$64,119
Obligations of State and Political Subdivisions	—	777,769	83	777,852
MBS/CMO	—	713,775	906	714,681
US Gov’t Sponsored Entities & Agencies	—	205,017	—	205,017
Total Securities	$64,119	$1,696,561	$989	$1,761,669

Loans Held-for-Sale	$—	$8,600	$—	$8,600

Derivative Assets	$—	$9,899	$—	$9,899

Derivative Liabilities	$—	$9,749	$—	$9,749
As of March 31, 2023 and December 31, 2022, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2023	December 31, 2022

Aggregate Fair Value	$6,011	$8,600
Contractual Balance	5,914	8,474
Gain (Loss)	97	126

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2023 and 2022 were $(29) and $(40), respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	Obligations of State and Political Subdivisions		MBS/CMO
	2023	2022	2023	2022

Balance of Recurring Level 3 Assets at January 1	$83	$—	$906	$—
Total Gains Included in Other Comprehensive Income	—	—	11	—
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	100	—	—
Balance of Recurring Level 3 Assets at March 31	$83	$100	$917	$—

Of the total gain (loss) included in earnings for the three months ended March 31, 2023 and 2022, $11 and $0 was attributable to other changes in fair value, respectively.

 Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,737	$1,737
Commercial Real Estate Loans	$—	$—	$8,957	$8,957
Agricultural Loans	$—	$—	$2,909	$2,909
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$406	$406
Residential Mortgage Loans	$—	$—	$555	$555

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,858	$1,858
Commercial Real Estate Loans	$—	$—	$10,040	$10,040
Agricultural Loans	$—	$—	$2,970	$2,970
Consumer Loans	$—	$—	$8	$8
Home Equity Loans	$—	$—	$368	$368
Residential Mortgage Loans	$—	$—	$718	$718

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2023 and December 31, 2022:

March 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$1,737	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (41%)
Individual Analyzed Loans - Commercial Real Estate Loans	$8,957	Sales comparison approach	Adjustment for physical condition of comparable properties sold	25%-68% (37%)
Individual Analyzed Loans - Agricultural Loans	$2,909	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (49%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (20%)
Individual Analyzed Loans - Home Equity Loans	$406	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (31%)
Individual Analyzed Loans - Residential Mortgage Loans	$555	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (20%)

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$1,858	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (40%)
Individual Analyzed Loans - Commercial Real Estate Loans	$10,040	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (37%)
Individual Analyzed Loans - Agricultural Loans	$2,970	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (48%)
Individual Analyzed Loans - Consumer Loans	$8	Sales comparison approach	Adjustment for physical condition of comparable properties sold	27%-100% (20%)
Individual Analyzed Loans - Home Equity Loans	$368	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-51% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$718	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (21%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2023 and December 31, 2022. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$80,295	$70,506	$9,789	$—	$80,295
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,709,984	—	—	3,622,113	3,622,113
Accrued Interest Receivable	26,279	—	10,038	16,241	26,279
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,640,599)	(4,640,599)	—	—	(4,640,599)
Time Deposits	(514,296)	—	(510,596)	—	(510,596)
Short-term Borrowings	(88,324)	(30,000)	(58,324)	—	(88,324)
Long-term Debt	(102,728)	—	(27,006)	(72,800)	(99,806)
Accrued Interest Payable	(2,841)	—	(2,511)	(330)	(2,841)

		Fair Value Measurements at December 31, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$119,079	$77,174	$41,905	$—	$119,079
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,724,804	—	—	3,688,903	3,688,903
Accrued Interest Receivable	27,741	38	10,863	16,840	27,741
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,921,582)	(4,921,582)	—	—	(4,921,582)
Time Deposits	(428,469)	—	(426,184)	—	(426,184)
Short-term Borrowings	(101,161)	(36,200)	(64,961)	—	(101,161)
Long-term Debt	(102,645)	—	(26,830)	(72,272)	(99,102)
Accrued Interest Payable	(1,513)	—	(1,205)	(308)	(1,513)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022, net of tax:

March 31, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2023	$(262,924)	$(514)	$(263,438)
Other Comprehensive Income (Loss) Before Reclassification	32,948	—	32,948
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	—	(2)
Net Current Period Other Comprehensive Income (Loss)	32,946	—	32,946
Ending Balance at March 31, 2023	$(229,978)	$(514)	$(230,492)

March 31, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2022	$16,052	$(568)	$15,484
Other Comprehensive Income (Loss) Before Reclassification	(133,591)	—	(133,591)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(294)	—	(294)
Net Current Period Other Comprehensive Income (Loss)	(133,885)	—	(133,885)
Ending Balance at March 31, 2022	$(117,833)	$(568)	$(118,401)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$2	Net Gains on Securities
	—	Income Tax Expense
	2	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2023	$2

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the three months ended March 31, 2023 and 2022. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Wealth Management Fees	$2,644	$2,638
Service Charges on Deposit Accounts	2,788	2,683
Insurance Revenues	3,135	3,721
Interchange Fee Income	4,199	3,627
Other Operating Income	753	758
Non-interest Income (in-scope of Topic 606)	13,519	13,427
Non-interest Income (out-of-scope of Topic 606)	1,448	2,761
Total Non-interest Income	$14,967	$16,188

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
March 31, 2023
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	78	83
Operating Lease Cost	373	369
Short-term Lease Cost	—	24
Total Lease Cost	$503	$528

The weighted average lease term and discount rates were as follows:

	March 31, 2023	March 31, 2022

Weighted Average Remaining Lease Term:
Finance Leases	4 years	10 years
Operating Leases	7 years	8 years

Weighted Average Discount Rate:
Finance Leases	7.58%	11.44%
Operating Leases	2.82%	2.90%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental balance sheet information related to leases were as follows:

	March 31, 2023	March 31, 2022

Finance Leases
Premises, Furniture and Equipment, Net	$1,805	$2,015
Other Borrowings	2,806	3,004

Operating Leases
Operating Lease Right-of-Use Assets	$5,971	$7,128
Operating Lease Liabilities	6,127	7,249

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Cash paid for amounts in the Measurement of Lease liabilities:
Operating Cash Flows from Finance Leases	$78	$83
Operating Cash Flows from Operating Leases	366	337
Financing Cash Flows from Finance Leases	50	45

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2023
	Finance Leases	Operating Leases

Year 1	$519	$1,325
Year 2	519	1,159
Year 3	519	951
Year 4	519	800
Year 5	465	645
Thereafter	1,838	1,953
Total Lease Payments	4,379	6,833
Less Imputed Interest	(1,573)	(706)
Total	$2,806	$6,127

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2023 and December 31, 2022 and the consolidated results of operations for the three months ended March 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The failures of Silicon Valley Bank and Signature Bank in March 2023, followed by the failure of First Republic Bank in May 2023, have caused concerns about the adequacy of liquidity in the banking sector as a whole. Despite uncertainties in the banking industry, the Company has not been negatively impacted by the recent bank failures. With its diverse core deposit base and access to other reliable funding sources, the Company has remained well-capitalized. The Company will continue to monitor the developments surrounding the recent bank failures, with a specific focus on managing its liquidity position in a way that balances the needs of the Company’s daily operations with its longer-term strategic objectives.

Net income for the quarter ended March 31, 2023 totaled $20,807,000, or $0.71 per share, an increase of 129% on a per share basis compared with the first quarter 2022 net income of $9,067,000, or $0.31 per share. The first quarter of 2022 was significantly impacted by costs associated with the acquisition of Citizens Union Bancorp of Shelbyville, Inc. ("CUB") which closed effective January 1, 2022.

On January 1, 2022, the Company completed the acquisition of CUB through the merger of CUB with and into the Company. Immediately following completion of the CUB holding company merger, CUB's subsidiary bank, Citizen Union Bank of Shelbyville, Inc., was merged with and into the Company’s subsidiary bank, German American Bank. CUB, headquartered in Shelbyville, Kentucky operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through Citizens Union Bank of Shelbyville, Inc. As of the closing of the transaction, CUB had total assets of approximately $1.109 billion, total loans of approximately $683.8 million, and total deposits of approximately $930.5 million. The Company issued approximately 2.9 million shares of its common stock, and paid approximately $50.8 million in cash, in exchange for all of the issued and outstanding shares of common stock of CUB.

For further information regarding this merger and acquisition transaction, see Note 18 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast, gross domestic product and the agricultural producer price index, as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. The impact of the changes in the unemployment and gross domestic product forecast range between March 31, 2023 and December 31, 2022, resulted in a decrease in the allowance for credit losses of approximately $600,000.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company's scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management's judgements or assumptions of qualitative loss factors that were utilized at March 31, 2023 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2023. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2023, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $1,202,000 and gross unrealized losses totaled approximately $292,613,000. The net amount of these two items, net of applicable taxes, is included in accumulated other comprehensive income (loss).

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. No impairment to Goodwill was indicated based on year-end testing and no triggering events occurred in 2023 causing reassessment.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2023 totaled $20,807,000, or $0.71 per share, an increase of 129% on a per share basis compared with the first quarter 2022 net income of $9,067,000, or $0.31 per share. The first quarter of 2022 was significantly impacted by costs associated with the CUB acquisition which closed effective January 1, 2022.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2023 and 2022. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$46,729	$345	2.99%	$594,901	$280	0.19%
Securities:
Taxable	949,595	5,396	2.27%	1,067,732	4,520	1.69%
Non-taxable	779,594	7,199	3.69%	919,185	7,013	3.05%
Total Loans and Leases⁽²⁾	3,773,789	49,245	5.29%	3,667,082	39,022	4.31%
TOTAL INTEREST EARNING ASSETS	5,549,707	62,185	4.53%	6,248,900	50,835	3.28%
Other Assets	573,018			537,770
Less: Allowance for Credit Losses	(44,599)			(46,700)
TOTAL ASSETS	$6,078,126			$6,739,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,119,979	$7,414	0.96%	$3,492,813	$872	0.10%
Time Deposits	451,644	1,557	1.40%	528,452	457	0.35%
FHLB Advances and Other Borrowings	244,645	2,509	4.16%	184,481	1,038	2.28%
TOTAL INTEREST-BEARING LIABILITIES	3,816,268	11,480	1.22%	4,205,746	2,367	0.23%
Demand Deposit Accounts	1,636,133			1,739,351
Other Liabilities	47,163			51,355
TOTAL LIABILITIES	5,499,564			5,996,452
Shareholders’ Equity	578,562			743,518
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,078,126			$6,739,970

COST OF FUNDS			0.84%			0.15%
NET INTEREST INCOME		$50,705			$48,468
NET INTEREST MARGIN			3.69%			3.13%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first quarter of 2023, net interest income, on a non tax-equivalent basis, totaled $49,009,000, an increase of $2,101,000, or 4%, compared to the first quarter of 2022 net interest income of $46,908,000.

The increase in net interest income during the first quarter of 2023 compared with the first quarter of 2022 was primarily attributable to an improved net interest margin driven by the rise in market interest rates.

The tax equivalent net interest margin for the quarter ended March 31, 2023 was 3.69% compared with 3.13% in the first quarter of 2022. The improvement in the net interest margin during the first quarter of 2023 compared with the first quarter of 2022 was largely attributable to increased market interest rates resulting in improved yields on earning assets that outpaced increased cost of funds during 2023. The cost of funds continued to accelerate higher in the first quarter of 2023 due to the continued increase of market interest rates, very competitive deposit pricing in the marketplace, customers actively looking for yield opportunities within and outside the banking industry and a change in the Company's deposit composition.

The Company's net interest margin and net interest income have been impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $530,000 during the first quarter of 2023 and $1,112,000 during the first quarter of 2022. Accretion of loan discounts on acquired loans contributed approximately 4 basis points to the net interest margin in the first quarter of 2023 and 7 basis points in the first quarter of 2022.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2023, the Company recorded a provision for credit losses of $1,100,000 compared with a provision for credit losses of $5,200,000 during the first quarter of 2022. During the first quarter of 2022, the provision for credit losses included $6,300,000 for the Day 1 CECL addition to the allowance for credit loss related to the CUB acquisition.

Net charge-offs totaled $953,000, or 10 basis points on an annualized basis, of average loans outstanding during the first quarter of 2023 compared with $256,000, or 3 basis points, of average loans during the first quarter of 2022.

The provision for credit losses made during the three months ended March 31, 2023 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended March 31, 2023, non-interest income totaled $14,967,000, a decrease of $1,221,000, or 8%, compared with the first quarter of 2022. The decrease in non-interest income during the first quarter of 2023 compared to the first quarter of 2022 was in large part attributable to lower gains on sales of loans, lower insurance revenues and lower net gains on sales of securities, partially offset by increased interchange fee income.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Wealth Management Fees	$2,644	$2,638	$6	—%
Service Charges on Deposit Accounts	2,788	2,683	105	4
Insurance Revenues	3,135	3,721	(586)	(16)
Company Owned Life Insurance	401	458	(57)	(12)
Interchange Fee Income	4,199	3,627	572	16
Other Operating Income	1,211	1,268	(57)	(4)
Subtotal	14,378	14,395	(17)	—
Net Gains on Sales of Loans	587	1,421	(834)	(59)
Net Gains on Securities	2	372	(370)	(99)
Total Non-interest Income	$14,967	$16,188	$(1,221)	(8)

Insurance Revenues decreased $586,000, or 16%, during the first quarter of 2023 compared the the first quarter of 2022 and was primarily attributable to decreased contingency revenue. Contingency revenue during the first quarter of 2023 totaled $945,000 compared with $1,620,000, during the first quarter of 2022. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Interchange fee income increased $572,000, or 16%, during the quarter ended March 31, 2023 compared with the first quarter of 2022. The increase in the level of fees during the first quarter of 2023 compared with the first quarter of 2022 was due to increased card utilization by customers.

Net gains on sales of loans declined $834,000, or 59%, during the first quarter of 2023 compared with the first quarter of 2022. The decline in the first quarter of 2023 compared with the first quarter of 2022 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $23.4 million during the first quarter of 2023 compared with $49.3 million during the first quarter of 2022.

The Company realized $2,000 in gains on sales of securities during the three months ended March 31, 2023 compared with $372,000 during the first quarter of 2022. The sales of securities in both periods was completed as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended March 31, 2023, non-interest expense totaled $37,616,000, a decline of $10,544,000, or 22%, compared with the first quarter of 2022. The first quarter of 2022 non-interest expenses included approximately $11,705,000 of non-recurring acquisition-related expenses for the acquisition of CUB.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Salaries and Employee Benefits	$21,846	$23,088	$(1,242)	(5)%
Occupancy, Furniture and Equipment Expense	3,820	3,809	11	—
FDIC Premiums	741	476	265	56
Data Processing Fees	2,755	7,724	(4,969)	(64)
Professional Fees	1,562	2,363	(801)	(34)
Advertising and Promotion	1,167	1,138	29	3
Intangible Amortization	785	1,017	(232)	(23)
Other Operating Expenses	4,940	8,545	(3,605)	(42)
Total Non-interest Expense	$37,616	$48,160	$(10,544)	(22)

Salaries and benefits declined $1,242,000, or 5%, during the quarter ended March 31, 2023 compared with the first quarter of 2022. The decline in salaries and benefits during the first quarter of 2023 compared with the first quarter of 2022 was largely related to approximately $1,470,000 of acquisition-related salary and benefit costs of a non-recurring nature in the first quarter of 2022 related to the CUB acquisition.

FDIC premiums increased $265,000, or 56%, during the quarter ended March 31, 2023 compared with the first quarter of 2022. The increase in the first quarter of 2023 compared with the first quarter of 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023.

Data processing fees declined $4,969,000, or 64%, during the first quarter of 2023 compared with the first quarter of 2022. The decline in data processing fees during the first quarter of 2023 compared with the same period of the prior year was driven by acquisition-related costs which totaled approximately $4,973,000 during the first quarter of 2022.

Professional fees declined $801,000, or 34%, in the first three months of 2023 compared with the same period of 2022. The decline in the first three months of 2023 compared with the same period of 2022 was primarily due to merger related professional fees associated with the CUB acquisition that totaled approximately $1,336,000 during the first quarter of 2022.

Other operating expenses declined $3,605,000, or 42%, during the first quarter of 2023 compared with the first quarter of 2022. The decline in the first quarter of 2023 compared with the same period of 2022 was attributable to acquisition-related costs that totaled approximately $3,733,000 in the first quarter of 2022. The acquisition-related costs were primarily vendor contract termination costs.

Income Taxes:

The Company’s effective income tax rate was 17.6% and 6.9%, respectively, during the three months ended March 31, 2023 and 2022. The lower effective tax rate during the first quarter of 2022 as compared with the first quarter of 2023 was the result of non-taxable sources of income being a greater component of pre-tax income. The lower level of pre-tax income in the first quarter of 2022 was driven in large part by acquisition costs and the Day 1 CECL provision associated with the CUB merger. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $5.997 billion at March 31, 2023, representing a decline of $159.1 million compared with year-end 2022. The decline in total assets at March 31, 2023 compared with December 31, 2022 was largely attributable to a decline in total deposits which in turn has led to declines in the Company's short-term investments and securities portfolio. Federal funds sold and other short-term investments totaled $9.8 million at March 31, 2023 compared with $41.9 million at year-end 2022.

Securities available for sale declined $91.4 million as of March 31, 2023 compared with December 31, 2022. The changes in the available for sale securities portfolio during the first quarter of 2023 compared with year-end 2022 was largely attributable to the Company's utilization of cash flows from the securities portfolio to partially fund deposit declines during the first quarter, which were partially offset by an increase in the fair value of the portfolio. Total cash flow generated from the portfolio totaled approximately $147.0 million during the first quarter of 2023, reflecting principal and interest payments as well as a modest level of securities sales. Current projections indicate approximately $160.0 million in principal and interest cash flows from the portfolio over the next twelve months with rates unchanged.

March 31, 2023 total loans declined $15.8 million, or less than 1% on a linked quarter basis, compared with December 31, 2022. The decline during the first quarter of 2023 compared with year-end 2022 was driven by a seasonal decline in agricultural loans of approximately $38.8 million, or 9% on a linked quarter basis, and a decline in commercial and industrial loans of $9.2 million, or 1% on a linked quarter basis. These declines were somewhat offset by an increased level of commercial real estate loans which grew $33.4 million, or 2% on a linked quarter basis. Retail loans, which include home equity and consumer loans and residential mortgage loans, remained relatively stable during the first quarter of 2023 compared with year-end 2022.

End of Period Loan Balances: (dollars in thousands)	March 31, 2023	December 31, 2022	Current Period Change
Commercial and Industrial Loans and Leases	$667,306	$676,502	$(9,196)
Commercial Real Estate Loans	2,000,237	1,966,884	33,353
Agricultural Loans	378,587	417,413	(38,826)
Home Equity and Consumer Loans	376,398	377,164	(766)
Residential Mortgage Loans	350,338	350,682	(344)
Total Loans	$3,772,866	$3,788,645	$(15,779)

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2023	December 31, 2022
Commercial and Industrial Loans and Leases	$13,799	$13,958
Commercial Real Estate Loans	22,062	21,598
Agricultural Loans	3,887	4,188
Home Equity and Consumer Loans	2,287	2,196
Residential Mortgage Loans	2,280	2,228
Unallocated	—	—

Total Allowance for Credit Losses	$44,315	$44,168

The Company’s allowance for credit losses totaled $44.3 million at March 31, 2023 compared to $44.2 million at December 31, 2022. The allowance for credit losses represented 1.18% of period-end loans at March 31, 2023 compared with 1.17% at December 31, 2022.

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

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2023, the Company held net discounts on acquired loans of $5.4 million which included $2.2 million related to the CUB loan portfolio.

The following is an analysis of the Company’s non-performing assets at March 31, 2023 and December 31, 2022:

Non-performing Assets: (dollars in thousands)	March 31, 2023	December 31, 2022
Non-accrual Loans	$13,495	$12,888
Past Due Loans (90 days or more)	1,098	1,427
Total Non-performing Loans	14,593	14,315
Other Real Estate	—	—
Total Non-performing Assets	$14,593	$14,315

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.39%	0.38%
Allowance for Credit Loss to Non-performing Loans	303.67%	308.54%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Commercial and Industrial Loans and Leases	$8,583	$7,936	$—	$1,427
Commercial Real Estate Loans	1,996	1,950	517	—
Agricultural Loans	1,312	1,062	581	—
Home Equity Loans	665	310	—	—
Consumer Loans	159	400	—	—
Residential Mortgage Loans	780	1,230	—	—
Total	$13,495	$12,888	$1,098	$1,427

Non-performing assets totaled $14.6 million at March 31, 2023 compared to $14.3 million at December 31, 2022. Non-performing assets represented 0.24% of total assets at March 31, 2023 compared to 0.23% at year end 2022. Non-performing loans totaled $14.6 million at March 31, 2023 compared to $14.3 million at December 31, 2022. Non-performing loans represented 0.39% of total loans at March 31, 2023 compared to 0.38% at December 31, 2022.

March 31, 2023 total deposits declined $195.2 million, or 4% on a linked quarter basis, compared to December 31, 2022. The overall decline in deposits slowed throughout the first quarter of 2023. Deposits declined $13.7 million, or 7% of the quarterly decline, in the month of March 2023, compared with $31.7 million, or 16% of the total decline, in February 2023 and $149.8 million, or 77% of the total decline, in January 2023. The core deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 21% of total deposits.

A competitive market driven by rising interest rates has been a significant contributing factor to the decline in total deposits during the first quarter of 2023 compared with year-end 2022. The Company has also continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to the rising interest rate environment. Additionally, a meaningful level of the outflow of deposits was captured within the Company's wealth management group in both the first quarter of 2023 and over the course of the past several quarters.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2023	December 31, 2022	Current Period Change
Non-interest-bearing Demand Deposits	$1,601,206	$1,691,804	$(90,598)
Interest-bearing Demand, Savings, & Money Market Accounts	3,039,393	3,229,778	(190,385)
Time Deposits < $100,000	245,104	235,219	9,885
Time Deposits of $100,000 or more	269,192	193,250	75,942
Total Deposits	$5,154,895	$5,350,051	$(195,156)
March 31, 2023 total borrowings declined $12.8 million, or 6% on a linked quarter basis, compared to December 31, 2022. The decline in the first quarter of 2023 compared with year-end 2022 was related to a reduction of short-term secured borrowings and federal funds purchased, as the Company relied on cash flows from its securities portfolio to assist in meeting its liquidity and operational requirements.

Capital Resources:

As of March 31, 2023, shareholders’ equity increased by $46.9 million to $605.3 million compared with $558.4 million at year-end 2022. The increase in shareholders' equity was primarily attributable to an increase in retained earnings of $13.5 million due to net income of $20.8 million, which was partially offset by the payment of $7.4 million in shareholder dividends. Also increasing shareholder's equity was the increase in accumulated other comprehensive income (loss) of $32.9 million related to the increase in value of the Company’s available-for-sale securities portfolio driven by changes in market interest rates during the first three months of 2023.

Shareholders’ equity represented 10.1% of total assets at March 31, 2023 and 9.1% of total assets at December 31, 2022. Shareholders’ equity included $188.9 million of goodwill and other intangible assets at March 31, 2023 compared to $189.8 million of goodwill and other intangible assets at December 31, 2022.

On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the repurchase plan.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At March 31, 2023, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	3/31/2023 Ratio	12/31/2022 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.89%	15.45%	8.00%	N/A
Bank	14.37%	14.07%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.32%	13.97%	6.00%	N/A
Bank	13.63%	13.42%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.60%	13.26%	4.50%	N/A
Bank	13.63%	13.42%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.08%	10.50%	4.00%	N/A
Bank	10.55%	10.09%	4.00%	5.00%
(1) Excludes capital conservation buffer.

In December 2018, the federal banking regulators approved a final rule to address changes to credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. On March 27, 2020, in an action related to the CARES Act, the federal banking regulators announced an interim final rule to delay the estimated impact on regulatory capital stemming from the implementation of CECL. The interim final rule, which was finalized effective September 30, 2020, maintained the three-year transition option in the previous rule and provides banks the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected to adopt the five-year transition option and, as a result, began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital effective January 1, 2022. An additional 25% was phased in on January 1, 2023 and another 25% will be phased in on each of January 1, 2024 and January 1, 2025 (at which time the cumulative effects of adopting CECL will have been fully phased into our regulatory capital). Under the five-year transition option, the amount of adjustments to regulatory capital that could be deferred until the phase-in period began included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $38.8 million during the three months ended March 31, 2023 ending at $80.3 million.  During the three months ended March 31, 2023, operating activities resulted in net cash inflows of $31.5 million. Investing activities resulted in net cash inflows of $145.0 million during the three months ended March 31, 2023. Financing activities resulted in net cash outflows for the three months ended March 31, 2023 of $215.3 million.

The Company’s primary source of funding is its customer deposits, supplemented by brokered deposits, overnight borrowings from other financial institutions, and securities sold under agreements to repurchase. The membership of the Company’s affiliate bank in the Federal Home Loan Bank System provides a significant additional source for both long and short-term collateralized borrowings. In addition, in March 2023, the FRB created the Bank Term Funding Program, a new facility established in response to recent liquidity concerns within the banking industry in part due to recent deposit runs that resulted in a few large bank failures. The program was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The program is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any requests for loans under the program.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2023, the parent company had approximately $53.5 million of cash and cash equivalents available to meet its cash flow needs.

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
•the impacts related to or resulting from recent bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
•the impacts of epidemics, pandemics or other infectious disease outbreaks;
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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2022, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee and Boards of Directors of the parent company and its subsidiary bank. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk.

The liquidity of the parent company is dependent upon the receipt of dividends from its subsidiary bank, which is subject to certain regulatory limitations. The Bank’s source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

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

Interest Rate Sensitivity as of March 31, 2023 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$204,482	1.14%
+1%	203,720	0.77%
Base	202,168	—
-1%	198,661	(1.73)%
-2%	194,997	(3.55)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2023 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2023 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$719,515	(10.60)%	13.59%	(60) b.p.
+1%	761,429	(5.39)%	13.90%	(29) b.p.
Base	804,804	—	14.19%	—
-1%	833,354	3.55%	14.22%	3 b.p.
-2%	850,222	5.64%	14.05%	(14) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

Except for the additional risk factors set forth below, there have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Adverse developments affecting the financial services industry, such as recent bank failures or concerns involving liquidity, may have a material effect on our operations.

The failures of Silicon Valley Bank and Signature Bank in March 2023, followed by the failure of First Republic Bank in May 2023, have resulted in general uncertainty for the financial services industry and have caused concerns relative to the adequacy of liquidity in the banking sector as a whole. A financial institution’s liquidity reflects its ability to meet customer demand for loans, accommodating possible outflows in deposits and accessing alternative sources of funds when needed, while at the same time taking advantage of interest rate market opportunities. The ability to manage liquidity is fundamental to a financial institution’s business and success. The recent bank failures highlight the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. Current market uncertainties and other external factors may impact the competitive landscape for deposits in the banking industry in an unpredictable manner. In addition, the rising interest rate environment has continued to increase competition for liquidity and the premium at which liquidity is available to meet funding needs. These possible impacts may adversely affect our future operating results, including net income, and negatively impact capital.

Regulatory requirements arising from recent events in the financial services industry, or the application of current regulations, could increase our expenses and affect our operations.

We anticipate the potential of new regulations for banks of similar size to the Company’s banking subsidiary, German American Bank, designed to address the recent developments in the financial services industry, which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. We also expect that another result of the recent bank failures, as well as any future bank failures, will be an increase to our FDIC insurance premiums in future years, further increasing our cost of doing business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2023	—	—	—	1,000,000
February 2023	—	—	—	1,000,000
March 2023	—	—	—	1,000,000
Total	—	—	—
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

10.1*
Description of Executive Management Incentive Plan for 2023 (awards payable in 2024) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 3, 2023 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: May 9, 2023	By: /s/D. Neil Dauby
D. Neil Dauby
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By: /s/Bradley M. Rust
Bradley M. Rust
Senior Executive Vice President, Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2023	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)