Form 10-Q
period 2023-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2023-08-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2023

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

As of August 1, 2023, the registrant had 29,573,243 outstanding shares of Common Stock, no par value.

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

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and Due from Banks	$78,223	$77,174
Federal Funds Sold and Other Short-term Investments	62,448	41,905
Cash and Cash Equivalents	140,671	119,079

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,915,401 for June 30, 2023; Amortized Cost $2,094,826 for December 31, 2022; No Allowance for Credit Losses)	1,600,709	1,761,669
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	8,239	8,600

Loans	3,830,481	3,788,645
Less: Unearned Income	(4,472)	(3,711)
Allowance for Credit Losses	(44,266)	(44,168)
Loans, Net	3,781,743	3,740,766

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,856	15,037
Premises, Furniture and Equipment, Net	112,629	112,237
Other Real Estate	—	—
Goodwill	180,357	180,357
Intangible Assets	7,773	9,426
Company Owned Life Insurance	84,926	83,998
Accrued Interest Receivable and Other Assets	120,513	123,969
TOTAL ASSETS	$6,053,269	$6,155,991

LIABILITIES
Non-interest-bearing Demand Deposits	$1,540,564	$1,691,804
Interest-bearing Demand, Savings, and Money Market Accounts	3,056,396	3,229,778
Time Deposits	582,745	428,469
Total Deposits	5,179,705	5,350,051

FHLB Advances and Other Borrowings	227,484	203,806
Accrued Interest Payable and Other Liabilities	43,515	43,741
TOTAL LIABILITIES	5,450,704	5,597,598

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,573	29,493
Additional Paid-in Capital	388,460	387,171
Retained Earnings	433,384	405,167
Accumulated Other Comprehensive Income (Loss)	(248,852)	(263,438)
TOTAL SHAREHOLDERS’ EQUITY	602,565	558,393
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,053,269	$6,155,991
End of period shares issued and outstanding	29,572,783	29,493,193

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2023	2022
INTEREST INCOME
Interest and Fees on Loans	$52,202	$39,987
Interest on Federal Funds Sold and Other Short-term Investments	660	1,232
Interest and Dividends on Securities:
Taxable	5,223	5,113
Non-taxable	5,429	5,934
TOTAL INTEREST INCOME	63,514	52,266

INTEREST EXPENSE
Interest on Deposits	13,357	1,549
Interest on FHLB Advances and Other Borrowings	1,899	1,120
TOTAL INTEREST EXPENSE	15,256	2,669

NET INTEREST INCOME	48,258	49,597
Provision for Credit Losses	550	300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,708	49,297

NON-INTEREST INCOME
Wealth Management Fees	2,912	2,642
Service Charges on Deposit Accounts	2,883	2,871
Insurance Revenues	2,130	2,254
Company Owned Life Insurance	429	894
Interchange Fee Income	4,412	4,167
Other Operating Income	1,462	1,225
Net Gains on Sales of Loans	630	1,049
Net Gains on Securities	38	78
TOTAL NON-INTEREST INCOME	14,896	15,180

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,103	20,384
Occupancy Expense	2,547	2,803
Furniture and Equipment Expense	896	969
FDIC Premiums	687	465
Data Processing Fees	2,803	2,460
Professional Fees	1,614	1,573
Advertising and Promotion	1,261	1,027
Intangible Amortization	734	957
Other Operating Expenses	5,081	5,063
TOTAL NON-INTEREST EXPENSE	35,726	35,701

Income before Income Taxes	26,878	28,776
Income Tax Expense	4,755	5,029
NET INCOME	$22,123	$23,747

Basic Earnings per Share	$0.75	$0.81
Diluted Earnings per Share	$0.75	$0.81

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2023	2022
INTEREST INCOME
Interest and Fees on Loans	$101,263	$78,922
Interest on Federal Funds Sold and Other Short-term Investments	1,005	1,512
Interest and Dividends on Securities:
Taxable	10,619	9,633
Non-taxable	11,116	11,474
TOTAL INTEREST INCOME	124,003	101,541

INTEREST EXPENSE
Interest on Deposits	22,328	2,878
Interest on FHLB Advances and Other Borrowings	4,408	2,158
TOTAL INTEREST EXPENSE	26,736	5,036

NET INTEREST INCOME	97,267	96,505
Provision for Credit Losses	1,650	5,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	95,617	91,005

NON-INTEREST INCOME
Wealth Management Fees	5,556	5,280
Service Charges on Deposit Accounts	5,671	5,554
Insurance Revenues	5,265	5,975
Company Owned Life Insurance	830	1,352
Interchange Fee Income	8,611	7,794
Other Operating Income	2,673	2,493
Net Gains on Sales of Loans	1,217	2,470
Net Gains on Securities	40	450
TOTAL NON-INTEREST INCOME	29,863	31,368

NON-INTEREST EXPENSE
Salaries and Employee Benefits	41,949	43,472
Occupancy Expense	5,457	5,682
Furniture and Equipment Expense	1,806	1,899
FDIC Premiums	1,428	941
Data Processing Fees	5,558	10,184
Professional Fees	3,176	3,936
Advertising and Promotion	2,428	2,165
Intangible Amortization	1,519	1,974
Other Operating Expenses	10,021	13,608
TOTAL NON-INTEREST EXPENSE	73,342	83,861

Income before Income Taxes	52,138	38,512
Income Tax Expense	9,208	5,698
NET INCOME	$42,930	$32,814

Basic Earnings per Share	$1.45	$1.11
Diluted Earnings per Share	$1.45	$1.11

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2023	2022

NET INCOME	$22,123	$23,747

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(23,243)	(117,357)
Reclassification Adjustment for Gains Included in Net Income	(38)	(78)
Tax Effect	4,921	24,741
Net of Tax	(18,360)	(92,694)

Total Other Comprehensive Income (Loss)	(18,360)	(92,694)

COMPREHENSIVE INCOME (LOSS)	$3,763	$(68,947)

	Six Months Ended June 30,
	2023	2022

NET INCOME	$42,930	$32,814

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	18,506	(286,698)
Reclassification Adjustment for Gains Included in Net Income	(40)	(450)
Tax Effect	(3,880)	60,569
Net of Tax	14,586	(226,579)

Total Other Comprehensive Income (Loss)	14,586	(226,579)

COMPREHENSIVE INCOME (LOSS)	$57,516	$(193,765)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2023	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393

Net Income	—	—	—	20,807	—	20,807
Other Comprehensive Income (Loss)	—	—	—	—	32,946	32,946
Cash Dividends ($0.25 per share)	—	—	—	(7,354)	—	(7,354)
Issuance of Common Stock for:
Restricted Share Grants Net	80,246	80	459	—	—	539

Balances, March 31, 2023	29,573,439	$29,573	$387,630	$418,620	$(230,492)	$605,331

Net Income	—	—	—	22,123	—	22,123
Other Comprehensive Income (Loss)	—	—	—	—	(18,360)	(18,360)
Cash Dividends ($0.25 per share)	—	—	—	(7,359)	—	(7,359)
Issuance of Common Stock for:
Restricted Share Grants Net	(656)	—	830	—	—	830

Balances, June 30, 2023	29,572,783	$29,573	$388,460	$433,384	$(248,852)	$602,565

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2022	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

Net Income	—	—	—	9,067	—	9,067
Other Comprehensive Income (Loss)	—	—	—	—	(133,885)	(133,885)
Cash Dividends ($0.23 per share)	—	—	—	(6,752)	—	(6,752)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp of Shelbyville, Inc., net	2,870,975	2,871	108,852	—	—	111,723
Restricted Share Grants Net	61,200	61	363	—	—	424

Balances, March 31, 2022	29,485,683	$29,486	$385,272	$352,679	$(118,401)	$649,036

Net Income	—	—	—	23,747	—	23,747
Other Comprehensive Income (Loss)	—	—	—	—	(92,694)	(92,694)
Cash Dividends ($0.23 per share)	—	—	—	(6,753)	—	(6,753)
Issuance of Common Stock for:
Restricted Share Grants Net	(2,638)	(3)	1,096	—	—	1,093

Balances, June 30, 2022	29,483,045	$29,483	$386,368	$369,673	$(211,095)	$574,429

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$42,930	$32,814
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,779	3,341
Depreciation and Amortization	4,840	5,250
Loans Originated for Sale	(48,256)	(98,293)
Proceeds from Sales of Loans Held-for-Sale	49,744	104,858
Provision for Credit Losses	1,650	5,500
Gain on Sale of Loans, net	(1,217)	(2,470)
Gain on Securities, net	(40)	(450)
Gain on Sales of Other Real Estate and Repossessed Assets	—	(19)
Gain on Disposition and Donation of Premises and Equipment	2	(28)
Increase in Cash Surrender Value of Company Owned Life Insurance	(928)	(908)
Equity Based Compensation	1,369	1,517
Change in Assets and Liabilities:
Interest Receivable and Other Assets	601	6,508
Interest Payable and Other Liabilities	(233)	(7,299)
Net Cash from Operating Activities	53,241	50,321

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	145,360	73,320
Proceeds from Sales of Securities Available-for-Sale	114,259	97,500
Purchase of Securities Available-for-Sale	(82,933)	(290,743)
Proceeds from Redemption of Federal Home Loan Bank Stock	181	7,867
Purchase of Loans	(173)	(1,063)
Proceeds from Sale of Loans Held for Investment	—	609
Loans Made to Customers, net of Payments Received	(42,454)	33,504
Proceeds from Sales of Other Real Estate	—	89
Property and Equipment Expenditures	(4,464)	(5,211)
Proceeds from Life Insurance	—	773
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	—	207,764
Net Cash from Investing Activities	129,776	124,409

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(170,162)	38,496
Change in Short-term Borrowings	(1,487)	(28,934)
Advances in Long-term Debt	25,000	—
Repayments of Long-term Debt	(63)	(41,632)
Dividends Paid	(14,713)	(13,505)
Net Cash from Financing Activities	(161,425)	(45,575)

Net Change in Cash and Cash Equivalents	21,592	129,155
Cash and Cash Equivalents at Beginning of Year	119,079	396,890
Cash and Cash Equivalents at End of Period	$140,671	$526,045

Cash Paid During the Period for
Interest	$24,353	$4,831
Income Taxes	9,736	8,312

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(637)	$1,055
Supplemental Schedule for Investing Activities (Acquisition of CUB)
Assets acquired, net of purchase consideration	$—	$945,160
Liabilities assumed	—	1,003,756
Goodwill	$—	$58,596

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The SEC released Staff Accounting Bulletin No. 121 (“SAB 121”) on March 31, 2022, which provides interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for its customers, either directly, through an agent or through another third party acting on its behalf. SAB 121 requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets of others, along with a corresponding safeguarding asset, both of which are measured at fair value. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 and therefore the disclosures do not apply.

Newly Issued But Not Yet Effective Accounting Standards
On March 29, 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" to expand use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in low-income-housing tax credit (LIHTC) programs. The amendments in this update permit reporting entities to account for certain tax equity

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance provides clarifications to address interpretive issues and prescribes specific information that reporting entities must disclose about tax credit investments each period.

This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, included early adoption in any interim period as of the beginning of the fiscal year that includes that interim period. Entities have the option of applying the forthcoming revisions using either a modified retrospective or retrospective adoption approach. The Company is currently evaluating the impact of adopting this new guidance, however, adoption of the standard is not expected to have a material impact on the Company's financial statements or disclosures.

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2023	2022
Basic Earnings per Share:
Net Income	$22,123	$23,747
Weighted Average Shares Outstanding	29,573,042	29,483,848
Basic Earnings per Share	$0.75	$0.81

Diluted Earnings per Share:
Net Income	$22,123	$23,747

Weighted Average Shares Outstanding	29,573,042	29,483,848
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,573,042	29,483,848
Diluted Earnings per Share	$0.75	$0.81
For the three months ended June 30, 2023 and 2022, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2023	2022
Basic Earnings per Share:
Net Income	$42,930	$32,814
Weighted Average Shares Outstanding	29,540,425	29,443,673
Basic Earnings per Share	$1.45	$1.11

Diluted Earnings per Share:
Net Income	$42,930	$32,814

Weighted Average Shares Outstanding	29,540,425	29,443,673
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,540,425	29,443,673
Diluted Earnings per Share	$1.45	$1.11

For the six months ended June 30, 2023 and 2022, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

June 30, 2023
U.S. Treasury	$999	$1	$—	$—	$1,000
Obligations of State and Political Subdivisions	894,264	487	(147,445)	—	747,306
MBS/CMO	793,915	—	(128,046)	—	665,869
US Gov’t Sponsored Entities & Agencies	226,223	—	(39,689)	—	186,534
Total	$1,915,401	$488	$(315,180)	$—	$1,600,709

December 31, 2022
U.S. Treasury	$64,097	$22	$—	$—	$64,119
Obligations of State and Political Subdivisions	939,193	673	(162,014)	—	777,852
MBS/CMO	846,519	—	(131,838)	—	714,681
US Gov’t Sponsored Entities & Agencies	245,017	—	(40,000)	—	205,017
Total	$2,094,826	$695	$(333,852)	$—	$1,761,669

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at June 30, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$2,964	$2,963
Due after one year through five years	15,119	15,106
Due after five years through ten years	53,731	51,246
Due after ten years	823,449	678,991
MBS/CMO	793,915	665,869
US Gov’t Sponsored Entities & Agencies	226,223	186,534
Total	$1,915,401	$1,600,709

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022

Proceeds from Sales	$20,507	$5,554
Gross Gains on Sales	38	78
Income Taxes on Gross Gains	8	16

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Proceeds from Sales	$114,259	$97,500
Gross Gains on Sales	40	450
Income Taxes on Gross Gains	8	94
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $374,291 and $354,123 as of June 30, 2023 and December 31, 2022, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2023 and December 31, 2022, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	59,277	(688)	646,205	(146,757)	705,482	(147,445)
MBS/CMO	23,202	(1,315)	642,660	(126,731)	665,862	(128,046)
US Gov’t Sponsored Entities & Agencies	—	—	186,534	(39,689)	186,534	(39,689)
Total	$82,479	$(2,003)	$1,475,399	$(313,177)	$1,557,878	$(315,180)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	579,267	(117,423)	122,992	(44,591)	702,259	(162,014)
MBS/CMO	240,344	(20,920)	474,327	(110,918)	714,671	(131,838)
US Gov’t Sponsored Entities & Agencies	198,702	(38,818)	6,314	(1,182)	205,016	(40,000)
Total	$1,018,313	$(177,161)	$603,633	$(156,691)	$1,621,946	$(333,852)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The increase in unrealized losses from December 31, 2022 to June 30, 2023 was primarily the result of fair value adjustments caused by the change in market interest rates. There was no allowance for credit losses for available-for-sale debt securities at June 30, 2023 or December 31, 2022.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $9,802 at June 30, 2023 and $10,637 at December 31, 2022. Accrued interest receivable is excluded from the estimate of credit losses.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2023 and December 31, 2022. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2023, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $135,113 at June 30, 2023 and $134,684 at December 31, 2022. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	June 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$135,113	$9,183	$134,684	$9,899

Included in Other Liabilities:
Interest Rate Swaps	$135,113	$9,112	$134,684	$9,749

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Rate Swaps:
Included in Other Operating Income	$227	$130	$178	$344

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	June 30, 2023	December 31, 2022
Commercial:
Commercial and Industrial Loans	$608,284	$620,106
Commercial Real Estate Loans	2,021,109	1,966,884
Agricultural Loans	395,466	417,413
Leases	60,853	56,396
Retail:
Home Equity Loans	284,517	279,748
Consumer Loans	85,595	79,904
Credit Cards	19,328	17,512
Residential Mortgage Loans	355,329	350,682

Subtotal	3,830,481	3,788,645
Less: Unearned Income	(4,472)	(3,711)
Allowance for Credit Losses	(44,266)	(44,168)
Loans, net	$3,781,743	$3,740,766

The table above includes $15,779 and $21,149 of purchase credit deteriorated loans as of June 30, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2023 and 2022:

June 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$13,572	$22,062	$3,887	$227	$609	$1,415	$263	$2,280	$—	$44,315
Provision (Benefit) for credit loss expense	244	(233)	94	8	174	45	157	61	—	550
Loans charged-off	(343)	—	(25)	—	(284)	(25)	(141)	(31)	—	(849)
Recoveries collected	94	5	—	—	141	1	9	—	—	250
Total ending allowance balance	$13,567	$21,834	$3,956	$235	$640	$1,436	$288	$2,310	$—	$44,266

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

June 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$12,720	$23,217	$4,759	$196	$616	$1,207	$212	$2,151	$—	$45,078
Provision (Benefit) for credit loss expense	874	(873)	(131)	(5)	293	41	73	28	—	300
Loans charged-off	(56)	—	—	—	(322)	(15)	(51)	(3)	—	(447)
Recoveries collected	7	5	—	—	81	—	5	2	—	100
Total ending allowance balance	$13,545	$22,349	$4,628	$191	$668	$1,233	$239	$2,178	$—	$45,031

The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2023 and 2022:

June 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$—	$44,168
Provision (Benefit) for credit loss expense	746	169	(207)	26	399	100	281	136	—	1,650
Loans charged-off	(1,077)	—	(25)	—	(628)	(39)	(261)	(57)	—	(2,087)
Recoveries collected	149	67	—	—	274	31	11	3	—	535
Total ending allowance balance	$13,567	$21,834	$3,956	$235	$640	$1,436	$288	$2,310	$—	$44,266

June 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Unallocated	Total
Allowance for Credit Losses:
Beginning balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$—	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY	376	1,945	689	—	2	—	—	105	—	3,117
Provision (Benefit) for credit loss expense	3,662	1,223	(566)	(9)	518	224	79	369	—	5,500
Loans charged-off	(61)	(78)	—	—	(532)	(52)	(90)	(3)	—	(816)
Recoveries collected	14	14	—	—	173	—	10	2	—	213
Total ending allowance balance	$13,545	$22,349	$4,628	$191	$668	$1,233	$239	$2,178	$—	$45,031

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

Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration industry and collateral concentrations, acquired loan portfolio characteristics and other credit-related analytics as deemed appropriate. Management attempts to quantify qualitative reserves by anchoring to specific data points when possible.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

For the six months ended June 30, 2023, the allowance for credit losses increased slightly compared to December 31, 2022. The Company saw improvement in individually analyzed loans and added reserve for loan portfolio growth. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of June 30, 2023 and December 31, 2022:

June 30, 2023	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$620	$7,577	$1,000
Commercial Real Estate Loans	425	1,178	—
Agricultural Loans	906	1,252	—
Leases	—	—	—
Home Equity Loans	449	503	—
Consumer Loans	18	18	—
Credit Cards	119	119	—
Residential Mortgage Loans	431	776	—
Total	$2,968	$11,423	$1,000
(1) Non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $11,423.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2023 totaled $21 and $37, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2022	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,142	$7,936	$1,427
Commercial Real Estate Loans	49	1,950	—
Agricultural Loans	994	1,062	—
Leases	—	—	—
Home Equity Loans	262	310	—
Consumer Loans	240	254	—
Credit Cards	146	146	—
Residential Mortgage Loans	676	1,230	—
Total	$3,509	$12,888	$1,427
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $12,888.

Interest income on non-accrual loans recognized during the year ended December 31, 2022 totaled $32.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2023 and December 31, 2022:

June 30, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,005	$216	$—	$6,849	$9,070
Commercial Real Estate Loans	9,050	35	—	—	9,085
Agricultural Loans	4,160	288	—	—	4,448
Leases	—	—	—	—	—
Home Equity Loans	475	—	—	—	475
Consumer Loans	8	1	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	860	—	—	—	860
Total	$16,558	$540	$—	$6,849	$23,947

December 31, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,078	$1,219	$272	$5,851	$9,420
Commercial Real Estate Loans	12,192	36	—	—	12,228
Agricultural Loans	4,944	318	—	—	5,262
Leases	—	—	—	—	—
Home Equity Loans	467	—	—	—	467
Consumer Loans	8	2	—	12	22
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,060	—	—	—	1,060
Total	$20,749	$1,575	$272	$5,863	$28,459

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2023 and December 31, 2022:

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$96	$49	$8,110	$8,255	$600,029	$608,284
Commercial Real Estate Loans	710	599	1,009	2,318	2,018,791	2,021,109
Agricultural Loans	632	590	780	2,002	393,464	395,466
Leases	—	—	—	—	60,853	60,853
Home Equity Loans	1,163	89	503	1,755	282,762	284,517
Consumer Loans	133	42	17	192	85,403	85,595
Credit Cards	94	22	119	235	19,093	19,328
Residential Mortgage Loans	6,072	966	557	7,595	347,734	355,329
Total	$8,900	$2,357	$11,095	$22,352	$3,808,129	$3,830,481

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$268	$681	$8,285	$9,234	$610,872	$620,106
Commercial Real Estate Loans	1,617	14	616	2,247	1,964,637	1,966,884
Agricultural Loans	343	—	123	466	416,947	417,413
Leases	—	—	—	—	56,396	56,396
Home Equity Loans	1,770	140	310	2,220	277,528	279,748
Consumer Loans	219	64	252	535	79,369	79,904
Credit Cards	86	24	146	256	17,256	17,512
Residential Mortgage Loans	6,330	2,783	1,051	10,164	340,518	350,682
Total	$10,633	$3,706	$10,783	$25,122	$3,763,523	$3,788,645

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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2023 resulted in the permanent reduction of the recorded investment in the loan.

During the three and six months ended June 30, 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at June 30, 2023 and December 31, 2022, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$54,328	$146,823	$97,546	$33,668	$39,516	$60,729	$144,955	$577,565
Special Mention	—	55	446	589	650	1,504	5,182	8,426
Substandard	25	530	5,248	550	1,156	2,145	12,639	22,293
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$54,353	$147,408	$103,240	$34,807	$41,322	$64,378	$162,776	$608,284

Current Period Gross Charge-Offs	$—	$861	$32	$33	$—	$50	$101	$1,077

Commercial Real Estate:
Risk Rating
Pass	$151,013	$411,741	$488,764	$232,238	$153,101	$499,661	$32,722	$1,969,240
Special Mention	13,647	836	948	4,774	243	20,191	—	40,639
Substandard	—	205	5,349	672	1,123	3,501	380	11,230
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$164,660	$412,782	$495,061	$237,684	$154,467	$523,353	$33,102	$2,021,109

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural:
Risk Rating
Pass	$24,291	$59,278	$43,841	$44,708	$23,191	$107,131	$61,116	$363,556
Special Mention	1,617	333	1,028	5,856	2,593	10,950	4,159	26,536
Substandard	—	—	206	622	335	4,211	—	5,374
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$25,908	$59,611	$45,075	$51,186	$26,119	$122,292	$65,275	$395,466

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$25	$—	$25

Leases:
Risk Rating
Pass	$15,188	$15,821	$12,454	$7,925	$7,142	$2,323	$—	$60,853
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$15,188	$15,821	$12,454	$7,925	$7,142	$2,323	$—	$60,853

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$29,474	$32,598	$13,564	$4,116	$1,412	$2,456	$1,957	$85,577
Nonperforming	—	7	10	—	—	1	—	18
Total Consumer Loans	$29,474	$32,605	$13,574	$4,116	$1,412	$2,457	$1,957	$85,595

Current Period Gross Charge-Offs	$554	$24	$20	$19	$3	$1	$7	$628

Home Equity:
Payment performance
Performing	$—	$75	$86	$90	$24	$960	$282,779	$284,014
Nonperforming	—	40	252	—	44	99	68	503
Total Home Equity Loans	$—	$115	$338	$90	$68	$1,059	$282,847	$284,517

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$24	$15	$39

Residential Mortgage:
Payment performance
Performing	$28,513	$68,601	$90,501	$43,591	$18,887	$104,460	$—	$354,553
Nonperforming	—	—	140	124	108	404	—	776
Total Residential Mortgage Loans	$28,513	$68,601	$90,641	$43,715	$18,995	$104,864	$—	$355,329

Current Period Gross Charge-Offs	$—	$—	$21	$36	$—	$—	$—	$57

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	June 30, 2023	December 31, 2022

Performing	$19,209	$17,366
Nonperforming	119	146

Total	$19,328	$17,512

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

June 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$173	$—	$—	$—	$—	$—	$—	$173
Sales	—	—	—	—	—	—	—	—	—

December 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$522	$411	$—	$—	$—	$—	$—	$—	$933
Sales	—	3,819	97	—	—	—	—	—	3,916

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $51,874 and $64,961 as of June 30, 2023 and December 31, 2022, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 76 banking offices at June 30, 2023. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2023
Net Interest Income	$49,429	$30	$15	$(1,216)	$48,258
Net Gains on Sales of Loans	630	—	—	—	630
Net Gains on Securities	38	—	—	—	38
Wealth Management Fees	1	2,911	—	—	2,912
Insurance Revenues	1	3	2,126	—	2,130
Noncash Items:
Provision (Benefit) for Credit Losses	550	—	—	—	550
Depreciation and Amortization	2,275	10	12	114	2,411
Income Tax Expense (Benefit)	4,988	161	93	(487)	4,755
Segment Profit (Loss)	21,951	715	247	(790)	22,123
Segment Assets at June 30, 2023	6,045,924	10,225	15,693	(18,573)	6,053,269

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2022
Net Interest Income	$50,474	$9	$3	$(889)	$49,597
Net Gains on Sales of Loans	1,049	—	—	—	1,049
Net Gains on Securities	78	—	—	—	78
Wealth Management Fees	1	2,641	—	—	2,642
Insurance Revenues	2	1	2,251	—	2,254
Noncash Items:
Provision (Benefit) for Credit Losses	300	—	—	—	300
Depreciation and Amortization	2,459	11	12	114	2,596
Income Tax Expense (Benefit)	5,129	198	133	(431)	5,029
Segment Profit (Loss)	23,519	617	420	(809)	23,747
Segment Assets at December 31, 2022	6,152,346	8,846	14,706	(19,907)	6,155,991

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2023
Net Interest Income	$99,570	$54	$29	$(2,386)	$97,267
Net Gains on Sales of Loans	1,217	—	—	—	1,217
Net Gains on Securities	40	—	—	—	40
Wealth Management Fees	3	5,553	—	—	5,556
Insurance Revenues	1	20	5,244	—	5,265
Noncash Items:
Provision (Benefit) for Credit Losses	1,650	—	—	—	1,650
Depreciation and Amortization	4,568	19	25	228	4,840
Income Tax Expense (Benefit)	9,390	290	320	(792)	9,208
Segment Profit (Loss)	42,515	1,322	1,308	(2,215)	42,930
Segment Assets at June 30, 2023	6,045,924	10,225	15,693	(18,573)	6,053,269

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations, like the Company. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

For the three and six months ended June 30, 2023 and 2022, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended Junes 30, 2023 and 2022.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and six months ended June 30, 2023, the Company granted 728 and 81,118 shares, respectively, of restricted stock. During the three months ended June 30, 2022, the Company granted no awards of restricted stock. During the six months ended June 30, 2022, the Company granted 63,258 shares of restricted stock. Total unvested shares of restricted stock at June 30, 2023 and December 31, 2022 were 133,954 and 74,873, respectively.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2023	2022

Restricted Stock Expense	$830	$1,093
Cash Entitlement Expense	179	169
Tax Effect	(262)	(327)
Net of Tax	$747	$935

	Six Months Ended June 30,
	2023	2022

Restricted Stock Expense	$1,369	$1,517
Cash Entitlement Expense	361	334
Tax Effect	(449)	(480)
Net of Tax	$1,281	$1,371

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $4,490 and $3,503 as of June 30, 2023 and 2022, respectively.

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

For the three months ended June 30, 2023, the Company recorded $4 of expense related to the employee stock purchase plan resulting in $3 net of tax. For the six months ended June 30, 2023, the Company recorded $16 of expense related to the employee stock purchase plan resulting in $12 net of tax. For the three months ended June 30, 2022, the Company recorded $14 of expense related to the employee stock purchase plan resulting in $10 net of tax. For the six months ended June 30, 2022,

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
the Company recorded $28 of expense related to the employee stock purchase plan resulting in $21 net of tax. There was no unrecognized compensation expense as of June 30, 2023 and 2022 for the employee stock purchase plan. No stock options were outstanding as of June 30, 2023 and December 31, 2022.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2023, the Company held $84 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $919 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
June 30, 2023
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$1,000	$—	$—	$1,000
Obligations of State and Political Subdivisions	—	747,222	84	747,306
MBS/CMO	—	664,950	919	665,869
US Gov’t Sponsored Entities & Agencies	—	186,534	—	186,534
Total Securities	$1,000	$1,598,706	$1,003	$1,600,709

Loans Held-for-Sale	$—	$8,239	$—	$8,239

Derivative Assets	$—	$9,183	$—	$9,183

Derivative Liabilities	$—	$9,112	$—	$9,112

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$64,119	$—	$—	$64,119
Obligations of State and Political Subdivisions	—	777,769	83	777,852
MBS/CMO	—	713,775	906	714,681
US Gov’t Sponsored Entities & Agencies	—	205,017	—	205,017
Total Securities	$64,119	$1,696,561	$989	$1,761,669

Loans Held-for-Sale	$—	$8,600	$—	$8,600

Derivative Assets	$—	$9,899	$—	$9,899

Derivative Liabilities	$—	$9,749	$—	$9,749

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
As of June 30, 2023 and December 31, 2022, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2023	December 31, 2022

Aggregate Fair Value	$8,239	$8,600
Contractual Balance	8,083	8,474
Gain (Loss)	156	126

The total amount of gains and losses from changes in fair value included in earnings for the three months ended June 30, 2023 and 2022 were $59 and $(94), respectively. The total amount of gains and losses from changes in fair value included in earnings for the six months ended June 30, 2023 and 2022 were $30 and $(135), respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2023 and 2022:

	Obligations of State and Political Subdivisions		MBS/CMO
	2023	2022	2023	2022

Balance of Recurring Level 3 Assets at April 1	$83	$94	$917	$—
Total Gains Included in Other Comprehensive Income	1	—	2	—
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$84	$94	$919	$—

	Obligations of State and Political Subdivisions		MBS/CMO
	2023	2022	2023	2022

Balance of Recurring Level 3 Assets at January 1	$83	$—	$906	$—
Total Gains Included in Other Comprehensive Income	1	—	13	—
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	94	—	—
Balance of Recurring Level 3 Assets at June 30	$84	$94	$919	$—

Of the total gain (loss) included in earnings for the three months ended June 30, 2023 and 2022, $3 and $0 was attributable to other changes in fair value, respectively. Of the total gain (loss) included in earnings for the six months ended June 30, 2023 and 2022, $14 and $0 was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,664	$1,664
Commercial Real Estate Loans	$—	$—	$7,266	$7,266
Agricultural Loans	$—	$—	$2,919	$2,919
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$362	$362
Residential Mortgage Loans	$—	$—	$546	$546

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,858	$1,858
Commercial Real Estate Loans	$—	$—	$10,040	$10,040
Agricultural Loans	$—	$—	$2,970	$2,970
Consumer Loans	$—	$—	$8	$8
Home Equity Loans	$—	$—	$368	$368
Residential Mortgage Loans	$—	$—	$718	$718

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2023 and December 31, 2022:

June 30, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$1,664	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (40%)
Individual Analyzed Loans - Commercial Real Estate Loans	$7,266	Sales comparison approach	Adjustment for physical condition of comparable properties sold	25%-68% (36%)
Individual Analyzed Loans - Agricultural Loans	$2,919	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (50%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-27% (20%)
Individual Analyzed Loans - Home Equity Loans	$362	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$546	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (20%)

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$1,858	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (40%)
Individual Analyzed Loans - Commercial Real Estate Loans	$10,040	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (37%)
Individual Analyzed Loans - Agricultural Loans	$2,970	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (48%)
Individual Analyzed Loans - Consumer Loans	$8	Sales comparison approach	Adjustment for physical condition of comparable properties sold	27%-100% (20%)
Individual Analyzed Loans - Home Equity Loans	$368	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-51% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$718	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (21%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2023 and December 31, 2022. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$140,671	$78,223	$62,448	$—	$140,671
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,768,977	—	—	3,691,120	3,691,120
Accrued Interest Receivable	25,996	—	10,143	15,853	25,996
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,596,960)	(4,596,960)	—	—	(4,596,960)
Time Deposits	(582,745)	—	(578,094)	—	(578,094)
Short-term Borrowings	(99,674)	(47,800)	(51,874)	—	(99,674)
Long-term Debt	(127,810)	—	(51,978)	(71,893)	(123,871)
Accrued Interest Payable	(3,896)	—	(3,534)	(362)	(3,896)

		Fair Value Measurements at December 31, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$119,079	$77,174	$41,905	$—	$119,079
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,724,804	—	—	3,688,903	3,688,903
Accrued Interest Receivable	27,741	38	10,863	16,840	27,741
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,921,582)	(4,921,582)	—	—	(4,921,582)
Time Deposits	(428,469)	—	(426,184)	—	(426,184)
Short-term Borrowings	(101,161)	(36,200)	(64,961)	—	(101,161)
Long-term Debt	(102,645)	—	(26,830)	(72,272)	(99,102)
Accrued Interest Payable	(1,513)	—	(1,205)	(308)	(1,513)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2023 and 2022, net of tax:

June 30, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2023	$(229,978)	$(514)	$(230,492)
Other Comprehensive Income (Loss) Before Reclassification	(18,330)	—	(18,330)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(30)	—	(30)
Net Current Period Other Comprehensive Income (Loss)	(18,360)	—	(18,360)
Ending Balance at June 30, 2023	$(248,338)	$(514)	$(248,852)

June 30, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2023	$(262,924)	$(514)	$(263,438)
Other Comprehensive Income (Loss) Before Reclassification	14,618	—	14,618
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(32)	—	(32)
Net Current Period Other Comprehensive Income (Loss)	14,586	—	14,586
Ending Balance at June 30, 2023	$(248,338)	$(514)	$(248,852)

June 30, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2022	$(117,833)	$(568)	$(118,401)
Other Comprehensive Income (Loss) Before Reclassification	(92,632)	—	(92,632)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(62)	—	(62)
Net Current Period Other Comprehensive Income (Loss)	(92,694)	—	(92,694)
Ending Balance at June 30, 2022	$(210,527)	$(568)	$(211,095)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$38	Net Gains on Securities
	(8)	Income Tax Expense
	30	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2023	$30

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$40	Net Gains on Securities
	(8)	Income Tax Expense
	32	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2023	$32

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

NOTE 13 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", for the three and six months ended June 30, 2023 and 2022. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Wealth Management Fees	$2,912	$2,642
Service Charges on Deposit Accounts	2,883	2,871
Insurance Revenues	2,130	2,254
Interchange Fee Income	4,412	4,167
Other Operating Income	823	820
Non-interest Income (in-scope of Topic 606)	13,160	12,754
Non-interest Income (out-of-scope of Topic 606)	1,736	2,426
Total Non-interest Income	$14,896	$15,180

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Six Months Ended
	June 30,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Wealth Management Fees	$5,556	$5,280
Service Charges on Deposit Accounts	5,671	5,554
Insurance Revenues	5,265	5,975
Interchange Fee Income	8,611	7,794
Other Operating Income	1,576	1,578
Non-interest Income (in-scope of Topic 606)	26,679	26,181
Non-interest Income (out-of-scope of Topic 606)	3,184	5,187
Total Non-interest Income	$29,863	$31,368

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

The Bank has finance leases for branch offices as well as operating leases for branch offices, ATM locations and certain office equipment. The right-of-use asset is included in the 'Premises, Furniture and Equipment, Net' line of the Consolidated Balance Sheet. The lease liability is included in the 'Accrued Interest Payable and Other Liabilities' line of the Consolidated Balance Sheet.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$53
Interest on Lease Liabilities	77	82
Operating Lease Cost	363	376
Short-term Lease Cost	—	3
Total Lease Cost	$492	$514

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Finance Lease Cost:
Amortization of Right-of -Use Assets	$105	$105
Interest on Lease Liabilities	155	165
Operating Lease Cost	736	745
Short-term Lease Cost	—	27
Total Lease Cost	$996	$1,042

The weighted average lease term and discount rates were as follows:

	June 30, 2023	June 30, 2022

Weighted Average Remaining Lease Term:
Finance Leases	9 years	10 years
Operating Leases	7 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.39%	11.43%
Operating Leases	2.84%	2.85%

Supplemental balance sheet information related to leases were as follows:

	June 30, 2023	June 30, 2022

Finance Leases
Premises, Furniture and Equipment, Net	$1,753	$1,963
Other Borrowings	2,753	2,957

Operating Leases
Operating Lease Right-of-Use Assets	$5,674	$6,510
Operating Lease Liabilities	5,816	6,645

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$155	$166
Operating Cash Flows from Operating Leases	722	701
Financing Cash Flows from Finance Leases	101	91

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2023
	Finance Leases	Operating Leases

Year 1	$519	$1,272
Year 2	519	1,134
Year 3	519	890
Year 4	519	756
Year 5	445	627
Thereafter	1,728	1,798
Total Lease Payments	4,249	6,477
Less Imputed Interest	(1,496)	(661)
Total	$2,753	$5,816

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. The Company, through its banking subsidiary German American Bank, operates 76 banking offices in 20 contiguous southern Indiana counties and 14 Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2023 and December 31, 2022 and the consolidated results of operations for the three and six months ended June 30, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Net income for the quarter ended June 30, 2023 totaled $22,123,000, or $0.75 per share, a decline of 7% on a per share basis compared with the second quarter 2022 net income of $23,747,000, or $0.81 per share. The decline was largely due to a decrease in net interest income totaling $1,339,000. The decline in net interest income during the second quarter of 2023 compared with the second quarter of 2022 was primarily attributable to a decline in average earning assets, driven by a reduced level of average deposits.

Net income for the six months ended June 30, 2023 totaled $42,930,000, or $1.45 per share, an increase of 31% on a per share basis compared with the first half of 2022 net income of $32,814,000, or $1.11 per share. The first six months of 2022 was significantly impacted by costs associated with the acquisition of Citizens Union Bancorp of Shelbyville, Inc. ("CUB") which closed effective January 1, 2022.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast, gross domestic product and the agricultural producer price index, as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. The impact of loan growth, improvement in individually analyzed loans as well as rising interest rates and expanded inflationary impact on consumer discretionary spending resulted in an increase in the allowance for credit losses of approximately $98,000 between June 30, 2023 and December 31, 2022.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company's scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management's judgements or assumptions of qualitative loss factors that were utilized at June 30, 2023 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2023. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2023, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $488,000 and gross unrealized losses totaled approximately $315,180,000. The net amount of these two items, net of applicable taxes, is included in accumulated other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended June 30, 2023 totaled $22,123,000, or $0.75 per share, a decline of 7% on a per share basis compared with the second quarter 2022 net income of $23,747,000, or $0.81 per share. The decline was largely due to a decrease in net interest income totaling $1,339,000. The decline in net interest income during the second quarter of 2023 compared with the second quarter of 2022 was primarily attributable to a decline in average earning assets, driven by a reduced level of average deposits.

Net income for the six months ended June 30, 2023 totaled $42,930,000, or $1.45 per share, an increase of 31% on a per share basis compared with the first half of 2022 net income of $32,814,000, or $1.11 per share. The first six months of 2022 was significantly impacted by costs associated with the CUB acquisition, which closed effective January 1, 2022.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2023 and 2022. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$54,228	$660	4.88%	$606,488	$1,232	0.81%
Securities:
Taxable	916,586	5,223	2.28%	1,025,156	5,113	2.00%
Non-taxable	751,285	6,871	3.66%	850,046	7,512	3.53%
Total Loans and Leases⁽²⁾	3,787,436	52,350	5.54%	3,649,466	40,058	4.40%
TOTAL INTEREST EARNING ASSETS	5,509,535	65,104	4.74%	6,131,156	53,915	3.52%
Other Assets	570,112			552,148
Less: Allowance for Credit Losses	(44,747)			(45,335)
TOTAL ASSETS	$6,034,900			$6,637,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,118,225	$10,035	1.29%	$3,622,748	$1,113	0.12%
Time Deposits	546,982	3,322	2.44%	492,453	436	0.36%
FHLB Advances and Other Borrowings	177,146	1,899	4.30%	145,705	1,120	3.08%
TOTAL INTEREST-BEARING LIABILITIES	3,842,353	15,256	1.59%	4,260,906	2,669	0.25%
Demand Deposit Accounts	1,545,455			1,740,592
Other Liabilities	43,426			38,031
TOTAL LIABILITIES	5,431,234			6,039,529
Shareholders’ Equity	603,666			598,440
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,034,900			$6,637,969

COST OF FUNDS			1.11%			0.17%
NET INTEREST INCOME		$49,848			$51,246
NET INTEREST MARGIN			3.63%			3.35%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the second quarter of 2023, net interest income, on a non tax-equivalent basis, totaled $48,258,000, a decline of $1,339,000, or 3%, compared to the second quarter of 2022 net interest income of $49,597,000.

The decline in net interest income during the second quarter of 2023 compared with the second quarter of 2022 was primarily attributable to a decline in average earning assets, driven by a reduced level of average deposits, which was partially mitigated by an improved net interest margin resulting from the rise in market interest rates.

The tax equivalent net interest margin for the quarter ended June 30, 2023 was 3.63% compared with 3.35% in the second quarter of 2022. The improvement in the net interest margin during the second quarter of 2023 compared with the second quarter of 2022 was largely attributable to increased market interest rates resulting in improved yields on earning assets that outpaced increased cost of funds over the course of the past year.

The Company's net interest margin and net interest income have been impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $716,000 during the second quarter of 2023 and $1,528,000 during the second quarter of 2022. Accretion of loan discounts on acquired loans contributed approximately 5 basis points to the net interest margin in the second quarter of 2023 and 10 basis points in the second quarter of 2022.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2023 and 2022. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$50,499	$1,005	4.01%	$600,727	$1,512	0.51%
Securities:
Taxable	932,999	10,619	2.28%	1,046,326	9,633	1.84%
Non-taxable	765,362	14,070	3.68%	884,425	14,524	3.28%
Total Loans and Leases⁽²⁾	3,780,650	101,596	5.42%	3,658,225	79,080	4.36%
TOTAL INTEREST EARNING ASSETS	5,529,510	127,290	4.64%	6,189,703	104,749	3.40%
Other Assets	571,557			544,998
Less: Allowance for Credit Losses	(44,674)			(46,013)
TOTAL ASSETS	$6,056,393			$6,688,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,119,097	$17,449	1.13%	$3,558,139	$1,984	0.11%
Time Deposits	499,576	4,879	1.97%	510,353	894	0.35%
FHLB Advances and Other Borrowings	210,709	4,408	4.22%	164,986	2,158	2.64%
TOTAL INTEREST-BEARING LIABILITIES	3,829,382	26,736	1.41%	4,233,478	5,036	0.24%
Demand Deposit Accounts	1,590,544			1,739,975
Other Liabilities	45,284			44,657
TOTAL LIABILITIES	5,465,210			6,018,110
Shareholders’ Equity	591,183			670,578
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,056,393			$6,688,688

COST OF FUNDS			0.98%			0.16%
NET INTEREST INCOME		$100,554			$99,713
NET INTEREST MARGIN			3.66%			3.24%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first half of 2023, net interest income, on a non tax-equivalent basis, totaled $97,267,000, an increase of $762,000, or 1%, compared to the first half of 2022 net interest income of $96,505,000. The increase in net interest income during the first half of 2023 compared with the same period of 2022 was primarily the result of an improved net interest margin resulting from the rise in market interest rates. The improvement in net interest income in the first half of 2023 was also impacted by a decline in average earning assets driven by a reduced level of average deposits.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2023, the Company recorded a provision for credit losses of $550,000 compared with a provision for credit losses of $300,000 during the second quarter of 2022.

During the six months ended June 30, 2023, the Company recorded a provision for credit losses of $1,650,000 compared with a provision for credit losses of $5,500,000 for the first half of 2022. During the first six months of 2022, the provision for credit losses included $6,300,000 for the Day 1 CECL addition to the allowance for credit loss related to the CUB acquisition.

Net charge-offs totaled $599,000, or 6 basis points, on an annualized basis, of average loans outstanding during the second quarter of 2023 compared with $347,000, or 4 basis points of average loans during the second quarter of 2022. Net charge-offs totaled $1,552,000, or 8 basis points, on an annualized basis, of average loans outstanding during the six months ended June 30, 2023 compared with $603,000, or 3 basis points, on an annualized basis, of average loans outstanding during the same period of 2022.

The provision for credit losses made during the three and six months ended June 30, 2023 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended June 30, 2023, non-interest income totaled $14,896,000, a decline of $284,000, or 2%, compared with the second quarter of 2022. The decrease in non-interest income during the second quarter of 2023 compared to the second quarter of 2022 was in large part attributable to lower gains on sales of loans and lower company owned life insurance proceeds, which were partially offset by increased wealth management fees and interchange fee income.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Wealth Management Fees	$2,912	$2,642	$270	10%
Service Charges on Deposit Accounts	2,883	2,871	12	—
Insurance Revenues	2,130	2,254	(124)	(6)
Company Owned Life Insurance	429	894	(465)	(52)
Interchange Fee Income	4,412	4,167	245	6
Other Operating Income	1,462	1,225	237	19
Subtotal	14,228	14,053	175	1
Net Gains on Sales of Loans	630	1,049	(419)	(40)
Net Gains on Securities	38	78	(40)	(51)
Total Non-interest Income	$14,896	$15,180	$(284)	(2)

Wealth management fees increased $270,000, or 10%, during the second quarter of 2023 compared with the second quarter of 2022. The increase during the second quarter of 2023 was largely attributable to increased assets under management within the Company's wealth management group as compared with the second quarter of 2022.

Company owned life insurance decreased $465,000, or 52%, during the second quarter of 2023 compared with the second quarter of 2022. The decline in the second quarter of 2023 was primarily the result of a decrease in the death benefit claims received compared with the second quarter of 2022.

Interchange fee income increased $245,000, or 6%, during the three months ended June 30, 2023 compared with the second quarter of 2022. The increase in the level of fees during the second quarter of 2023 compared with the second quarter of 2022 was due to increased card utilization by customers.

Other operating income increased $237,000, or 19%, during the second quarter of 2023 compared with the second quarter of 2022. The increase during the second quarter of 2023 compared with the second quarter of 2022 was largely attributable to fees associated with interest rate swap transactions with loan customers.

Net gains on sales of loans declined $419,000, or 40%, during the second quarter of 2023 compared with the second quarter of 2022. The decline in the second quarter of 2023 compared with the second quarter of 2022 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $24.8 million during the second quarter of 2023 compared with $52.5 million during the second quarter of 2022.

During the six months ended June 30, 2023, non-interest income totaled $29,863,000, a decline of $1,505,000, or 5%, compared with the first six months of 2022. The decline in non-interest income during the first six months of 2023 was primarily driven by reduced net gains on sales of loans.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Wealth Management Fees	$5,556	$5,280	$276	5%
Service Charges on Deposit Accounts	5,671	5,554	117	2
Insurance Revenues	5,265	5,975	(710)	(12)
Company Owned Life Insurance	830	1,352	(522)	(39)
Interchange Fee Income	8,611	7,794	817	10
Other Operating Income	2,673	2,493	180	7
Subtotal	28,606	28,448	158	1
Net Gains on Sales of Loans	1,217	2,470	(1,253)	(51)
Net Gains on Securities	40	450	(410)	(91)
Total Non-interest Income	$29,863	$31,368	$(1,505)	(5)

Wealth management fees increased $276,000, or 5%, during the first half of 2023 compared with the first half of 2022. The increase during the six months ended June 30, 2023 was largely attributable to increased assets under management within the Company's wealth management group as compared with the first half of 2022.

Insurance revenues declined $710,000, or 12%, during the first half of 2023 compared with the first half of 2022 and was primarily attributable to decreased contingency revenue. Contingency revenue during the first half of 2023 totaled $955,000 compared with $1,639,000 during the first half of 2022. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance decreased $522,000, or 39%, during the first six months of 2023 compared with the first six months of 2022. The decline in the first half of 2023 was primarily the result of a decrease in the death benefit claims received compared with the first half of 2022.

Interchange fee income increased $817,000, or 10%, during the six months ended June 30, 2023 compared with the six months ended June 30, 2022. The increase in the level of fees during the first six months of 2023 compared with the first six months of 2022 was due to increased card utilization by customers.

Net gains on sales of loans declined $1,253,000, or 51%, during the first half of 2023 compared with the first half of 2022. The decline in the first half of 2023 compared with the first half of 2022 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $48.2 million during the first half of 2023 compared with $101.7 million during the first half of 2022.

The Company realized $40,000 in gains on sales of securities during the six months ended June 30, 2023 compared with $450,000 during the six months ended June 30, 2022. The sales of securities in both periods was completed as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended June 30, 2023, non-interest expense totaled $35,726,000, and remained relatively stable compared with the second quarter of 2022.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Salaries and Employee Benefits	$20,103	$20,384	$(281)	(1)%
Occupancy, Furniture and Equipment Expense	3,443	3,772	(329)	(9)
FDIC Premiums	687	465	222	48
Data Processing Fees	2,803	2,460	343	14
Professional Fees	1,614	1,573	41	3
Advertising and Promotion	1,261	1,027	234	23
Intangible Amortization	734	957	(223)	(23)
Other Operating Expenses	5,081	5,063	18	—
Total Non-interest Expense	$35,726	$35,701	$25	—

Salaries and benefits declined $281,000, or 1%, during the second quarter of 2023 as compared with the second quarter of 2022. The decline in salaries and benefits during the second quarter of 2023 compared with the second quarter of 2022 was primarily due to lower incentive plan costs and lower health insurance benefit costs.

Occupancy, furniture and equipment expense declined $329,000, or 9%, during the second quarter of 2023 compared with the second quarter of 2022. The decline in the second quarter of 2023 compared with the second quarter of 2022 was largely attributable to lower repairs and maintenance costs and reduced net costs related to leased properties.

FDIC premiums increased $222,000, or 48%, during the quarter ended June 30, 2023 compared with the second quarter of 2022. The increase in the second quarter of 2023 compared with the second quarter of 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023.

Data processing fees increased $343,000, or 14%, during the second quarter of 2023 compared with the second quarter of 2022. The increase during the second quarter of 2023 compared with the second quarter of 2022 was largely driven by costs associated with enhancements to the Company's data processing systems.

Advertising and promotion expense increased $234,000, or 23%, in the second quarter of 2023 compared with the second quarter of 2022. The increase in the second quarter of 2023 compared with the second quarter of 2022 was primarily due to an increase in overall marketing and advertising costs.

During the six months ended June 30, 2023, non-interest expense totaled $73,342,000, a decrease of $10,519,000, or 13%, compared to the first half of 2022. The first half of 2022 non-interest expenses included approximately $12,132,000 of non-recurring acquisition-related expenses for the acquisition of CUB.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Salaries and Employee Benefits	$41,949	$43,472	$(1,523)	(4)%
Occupancy, Furniture and Equipment Expense	7,263	7,581	(318)	(4)
FDIC Premiums	1,428	941	487	52
Data Processing Fees	5,558	10,184	(4,626)	(45)
Professional Fees	3,176	3,936	(760)	(19)
Advertising and Promotion	2,428	2,165	263	12
Intangible Amortization	1,519	1,974	(455)	(23)
Other Operating Expenses	10,021	13,608	(3,587)	(26)
Total Non-interest Expense	$73,342	$83,861	$(10,519)	(13)

Salaries and benefits declined $1,523,000, or 4%, during the first half of 2023 compared with the first half of 2022. The decline in salaries and benefits during the first half of 2023 compared with the first half of 2022 was largely related to approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature in the first half of 2022 related to the CUB acquisition.

FDIC premiums increased $487,000, or 52%, during the six months ended June 30, 2023 compared with the same period of 2022. The increase in the six months ended June 30, 2023 compared with the same period of 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023.

Data processing fees declined $4,626,000, or 45%, during the first half of 2023 compared with the first half of 2022. The decline during the first half of 2023 compared with the same period of 2022 was largely driven by acquisition-related costs associated with the CUB transaction, which totaled approximately $4,982,000 during the first half of 2022.

Professional fees declined $760,000, or 19%, during the first six months of 2023 compared to the first six months of 2022. The decline in the first six months of 2023 compared to the same period of 2022 was primarily due to merger-related professional fees associated with the CUB acquisition that totaled approximately $1,616,000.

Other operating expenses declined $3,587,000, or 26%, during the first half of 2023 compared to the first half of 2022. The decline in the first half of 2023 compared with the same period of 2022 was attributable to acquisition-related costs that totaled approximately $3,857,000 in the first half of 2022. The acquisition-related costs were primarily vendor contract termination costs.

Income Taxes:

The Company’s effective income tax rate was 17.6% and 17.5%, respectively, during the three months ended June 30, 2023 and 2022. The Company's effective income tax rate was 17.7% and 14.8%, respectively, during the six months ended June 30, 2023 and 2022. The lower effective tax rate during the first six months of 2022 as compared with the first six months of 2023 was the result of non-taxable sources of income being a greater component of pre-tax income. The lower level of pre-tax income in the first half of 2022 was driven in large part by acquisition costs and the Day 1 CECL provision associated with the CUB merger. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.053 billion at June 30, 2023, representing a decline of $102.7 million compared with year-end 2022. The decline in total assets at June 30, 2023 compared with December 31, 2022 was largely attributable to a decline in total deposits which in turn has led to declines in the Company's securities portfolio. These declines were partially offset by an increase in total loans.

Securities available for sale declined $161.0 million as of June 30, 2023 compared with December 31, 2022. The changes in the available for sale securities portfolio during the first half of 2023 compared with year-end 2022 was largely attributable to the Company's utilization of cash flows from the securities portfolio to partially fund deposit declines and loan growth during the first six months of the year. Total cash flow generated from the portfolio totaled approximately $203.0 million during the first half of 2023, reflecting principal and interest payments as well as a modest level of securities sales. Current projections indicate approximately $150.0 million in principal and interest cash flows from the portfolio over the next twelve months with rates unchanged.

June 30, 2023 total loans increased $41.8 million, or 2% on an annualized basis, compared with December 31, 2022. The increase in the first half of the year was primarily driven by an increase in commercial real estate loans of $54.2 million, or 6% on an annualized basis, as well as an increase in retail loans of $16.9 million, or 5% on an annualized basis. Retail loans include home equity and consumer loans and residential mortgage loans. These increases were somewhat offset by a decline in agricultural loans of $21.9 million and a decline in commercial and industrial loans of $7.4 million.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2023. The portfolio is most heavily concentrated in commercial real estate loans at 53% of the portfolio, followed by commercial and industrial loans at 17% of the portfolio, and agricultural loans at 10% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services. The Company's commercial real estate portfolio has limited exposure to office real estate, with office exposure totaling approximately 4% of the total loan portfolio.

End of Period Loan Balances: (dollars in thousands)	June 30, 2023	December 31, 2022	Current Period Change
Commercial and Industrial Loans and Leases	$669,137	$676,502	$(7,365)
Commercial Real Estate Loans	2,021,109	1,966,884	54,225
Agricultural Loans	395,466	417,413	(21,947)
Home Equity and Consumer Loans	389,440	377,164	12,276
Residential Mortgage Loans	355,329	350,682	4,647
Total Loans	$3,830,481	$3,788,645	$41,836

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2023	December 31, 2022
Commercial and Industrial Loans and Leases	$13,802	$13,958
Commercial Real Estate Loans	21,834	21,598
Agricultural Loans	3,956	4,188
Home Equity and Consumer Loans	2,364	2,196
Residential Mortgage Loans	2,310	2,228
Unallocated	—	—
Total Allowance for Credit Losses	$44,266	$44,168

The Company’s allowance for credit losses totaled $44.3 million at June 30, 2023 compared to $44.2 million at December 31, 2022. The allowance for credit losses represented 1.16% of period-end loans at June 30, 2023 compared with 1.17% at December 31, 2022.

The Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("CECL") on January 1, 2020. The Company added $9.4 million to the allowance for credit losses in conjunction with the closing of the CUB acquisition on January 1, 2022, related to the CUB loan portfolio. Of the increase in the allowance for credit losses for the CUB portfolio, $6.3 million was recorded through the provision for credit losses on "Day 1" under the CECL model for non-PCD loans. The Company also acquired $29.9 million in PCD loans for which the Company recorded a credit adjustment of $3.1 million which was included in the allowance for credit losses.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2023, the Company held net discounts on acquired loans of $5.0 million which included $1.9 million related to the CUB loan portfolio.

The following is an analysis of the Company’s non-performing assets at June 30, 2023 and December 31, 2022:

Non-performing Assets: (dollars in thousands)	June 30, 2023	December 31, 2022
Non-accrual Loans	$11,423	$12,888
Past Due Loans (90 days or more)	1,000	1,427
Total Non-performing Loans	12,423	14,315
Other Real Estate	—	—
Total Non-performing Assets	$12,423	$14,315

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.32%	0.38%
Allowance for Credit Loss to Non-performing Loans	356.32%	308.54%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Commercial and Industrial Loans and Leases	$7,577	$7,936	$1,000	$1,427
Commercial Real Estate Loans	1,178	1,950	—	—
Agricultural Loans	1,252	1,062	—	—
Home Equity Loans	503	310	—	—
Consumer Loans	137	400	—	—
Residential Mortgage Loans	776	1,230	—	—
Total	$11,423	$12,888	$1,000	$1,427

Non-performing assets totaled $12.4 million at June 30, 2023 compared to $14.3 million at December 31, 2022. Non-performing assets represented 0.21% of total assets at June 30, 2023 compared to 0.23% at year end 2022. Non-performing loans totaled $12.4 million at June 30, 2023 compared to $14.3 million at December 31, 2022. Non-performing loans represented 0.32% of total loans at June 30, 2023 compared to 0.38% at December 31, 2022.

June 30, 2023 total deposits declined $170.3 million, or 3%, compared to December 31, 2022. The overall decline in deposits slowed throughout the first quarter of 2023 and stabilized in the second quarter of 2023. Deposits declined $195.2 million during the first quarter of 2023 and increased $24.8 million during the second quarter of 2023. The core deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 21% of total deposits.

The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to the rising interest rate environment. Non-interest bearing deposits have remained relatively stable as a percent of total deposits with June 30, 2023 non-interest bearing deposits totaling 30% of total deposits compared with 32% at December 31, 2022.

A competitive market driven by rising interest rates has been a significant contributing factor to the decline in total deposits over the course of the past year. Additionally, a meaningful level of the outflow of deposits experienced was captured within the Company's wealth management group in both the first half of 2023 and over the course of the past several quarters.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2023	December 31, 2022	Current Period Change
Non-interest-bearing Demand Deposits	$1,540,564	$1,691,804	$(151,240)
Interest-bearing Demand, Savings, & Money Market Accounts	3,056,396	3,229,778	(173,382)
Time Deposits < $100,000	256,504	235,219	21,285
Time Deposits of $100,000 or more	326,241	193,250	132,991
Total Deposits	$5,179,705	$5,350,051	$(170,346)

June 30, 2023 total borrowings increased $23.7 million, or 12%, compared to December 31, 2022. The increase in total borrowings over the course of the second quarter of 2023 and past year has been to fund loan growth and mitigate deposit outflows.

Capital Resources:

As of June 30, 2023, shareholders’ equity increased by $44.2 million to $602.6 million compared with $558.4 million at year-end 2022. The increase in shareholders' equity was primarily attributable to an increase in retained earnings of $28.2 million due to net income of $42.9 million, which was partially offset by the payment of $14.7 million in shareholder dividends. Also increasing shareholder's equity was the increase in accumulated other comprehensive income (loss) of $14.6 million related to the increase in value of the Company’s available-for-sale securities portfolio driven by changes in market interest rates during the first six months of 2023.

Shareholders’ equity represented 10.0% of total assets at June 30, 2023 and 9.1% of total assets at December 31, 2022. Shareholders’ equity included $188.1 million of goodwill and other intangible assets at June 30, 2023 compared to $189.8 million of goodwill and other intangible assets at December 31, 2022.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At June 30, 2023, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	6/30/2023 Ratio	12/31/2022 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.06%	15.45%	8.00%	N/A
Bank	14.50%	14.07%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.50%	13.97%	6.00%	N/A
Bank	13.76%	13.42%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.78%	13.26%	4.50%	N/A
Bank	13.76%	13.42%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.44%	10.50%	4.00%	N/A
Bank	10.87%	10.09%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $21.6 million during the six months ended June 30, 2023 ending at $140.7 million.  During the six months ended June 30, 2023, operating activities resulted in net cash inflows of $53.2 million. Investing activities resulted in net cash inflows of $129.8 million during the six months ended June 30, 2023. Financing activities resulted in net cash outflows for the six months ended June 30, 2023 of $161.4 million.

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

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2023, the parent company had approximately $55.0 million of cash and cash equivalents available to meet its cash flow needs.

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
•actions of the Federal Reserve Board;
•the possible effects of the replacement of the London Interbank Offered Rate (LIBOR);
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

Interest Rate Sensitivity as of June 30, 2023 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$205,043	0.66%
+1%	204,551	0.41%
Base	203,707	—
-1%	201,092	(1.28)%
-2%	196,665	(3.46)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2023 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2023 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$681,568	(10.39)%	12.83%	(58) b.p.
+1%	720,451	(5.27)%	13.13%	(28) b.p.
Base	760,566	—	13.41%	—
-1%	795,145	4.55%	13.55%	14 b.p.
-2%	814,894	7.14%	13.45%	4 b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2023	—	—	—	1,000,000
May 2023	—	—	—	1,000,000
June 2023	—	—	—	1,000,000
Total	—	—	—
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

Item 3.   Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5.   Other Information
(a) Information required to be disclosed in a report on Form 8-K.

None.

(b) Changes to director nomination procedures.

None.

(c) Insider trading arrangements.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*+	Description of Director Compensation Arrangements, effective as of July 1, 2023.
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Financial Officer.
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Financial Officer.
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GERMAN AMERICAN BANCORP, INC.

Date: August 7, 2023	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2023	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)