Form 10-Q
period 2023-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2023-11-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2023

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

As of November 1, 2023, the registrant had 29,575,451 outstanding shares of Common Stock, no par value.

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

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and Due from Banks	$72,063	$77,174
Federal Funds Sold and Other Short-term Investments	60,356	41,905
Cash and Cash Equivalents	132,419	119,079

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,891,435 for September 30, 2023; Amortized Cost $2,094,826 for December 31, 2022; No Allowance for Credit Losses)	1,476,956	1,761,669
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	7,085	8,600

Loans	3,893,573	3,788,645
Less: Unearned Income	(6,023)	(3,711)
Allowance for Credit Losses	(44,646)	(44,168)
Loans, Net	3,842,904	3,740,766

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,763	15,037
Premises, Furniture and Equipment, Net	111,252	112,237
Other Real Estate	24	—
Goodwill	180,357	180,357
Intangible Assets	7,016	9,426
Company Owned Life Insurance	85,372	83,998
Accrued Interest Receivable and Other Assets	146,665	123,969
TOTAL ASSETS	$6,005,666	$6,155,991

LIABILITIES
Non-interest-bearing Demand Deposits	$1,502,175	$1,691,804
Interest-bearing Demand, Savings, and Money Market Accounts	2,932,180	3,229,778
Time Deposits	701,516	428,469
Total Deposits	5,135,871	5,350,051

FHLB Advances and Other Borrowings	286,193	203,806
Accrued Interest Payable and Other Liabilities	45,210	43,741
TOTAL LIABILITIES	5,467,274	5,597,598

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,575	29,493
Additional Paid-in Capital	388,955	387,171
Retained Earnings	447,475	405,167
Accumulated Other Comprehensive Income (Loss)	(327,613)	(263,438)
TOTAL SHAREHOLDERS’ EQUITY	538,392	558,393
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,005,666	$6,155,991
End of period shares issued and outstanding	29,575,451	29,493,193

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2023	2022
INTEREST INCOME
Interest and Fees on Loans	$55,196	$43,128
Interest on Federal Funds Sold and Other Short-term Investments	199	2,053
Interest and Dividends on Securities:
Taxable	4,871	5,276
Non-taxable	5,376	6,067
TOTAL INTEREST INCOME	65,642	56,524

INTEREST EXPENSE
Interest on Deposits	15,578	3,597
Interest on FHLB Advances and Other Borrowings	2,505	1,229
TOTAL INTEREST EXPENSE	18,083	4,826

NET INTEREST INCOME	47,559	51,698
Provision for Credit Losses	900	350
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	46,659	51,348

NON-INTEREST INCOME
Wealth Management Fees	2,957	2,376
Service Charges on Deposit Accounts	2,982	3,014
Insurance Revenues	2,065	1,995
Company Owned Life Insurance	446	416
Interchange Fee Income	4,470	4,054
Other Operating Income	1,270	1,365
Net Gains on Sales of Loans	614	854
Net Gains on Securities	—	23
TOTAL NON-INTEREST INCOME	14,804	14,097

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,347	19,751
Occupancy Expense	2,813	2,764
Furniture and Equipment Expense	878	921
FDIC Premiums	700	477
Data Processing Fees	2,719	2,712
Professional Fees	1,229	1,188
Advertising and Promotion	1,278	1,215
Intangible Amortization	685	897
Other Operating Expenses	4,772	4,791
TOTAL NON-INTEREST EXPENSE	35,421	34,716

Income before Income Taxes	26,042	30,729
Income Tax Expense	4,591	6,133
NET INCOME	$21,451	$24,596

Basic Earnings per Share	$0.73	$0.83
Diluted Earnings per Share	$0.73	$0.83

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2023	2022
INTEREST INCOME
Interest and Fees on Loans	$156,459	$122,050
Interest on Federal Funds Sold and Other Short-term Investments	1,204	3,565
Interest and Dividends on Securities:
Taxable	15,490	14,909
Non-taxable	16,492	17,541
TOTAL INTEREST INCOME	189,645	158,065

INTEREST EXPENSE
Interest on Deposits	37,906	6,475
Interest on FHLB Advances and Other Borrowings	6,913	3,387
TOTAL INTEREST EXPENSE	44,819	9,862

NET INTEREST INCOME	144,826	148,203
Provision for Credit Losses	2,550	5,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	142,276	142,353

NON-INTEREST INCOME
Wealth Management Fees	8,513	7,656
Service Charges on Deposit Accounts	8,653	8,568
Insurance Revenues	7,330	7,970
Company Owned Life Insurance	1,276	1,768
Interchange Fee Income	13,081	11,848
Other Operating Income	3,943	3,858
Net Gains on Sales of Loans	1,831	3,324
Net Gains on Securities	40	473
TOTAL NON-INTEREST INCOME	44,667	45,465

NON-INTEREST EXPENSE
Salaries and Employee Benefits	62,296	63,223
Occupancy Expense	8,270	8,446
Furniture and Equipment Expense	2,684	2,820
FDIC Premiums	2,128	1,418
Data Processing Fees	8,277	12,896
Professional Fees	4,405	5,124
Advertising and Promotion	3,706	3,380
Intangible Amortization	2,204	2,871
Other Operating Expenses	14,793	18,399
TOTAL NON-INTEREST EXPENSE	108,763	118,577

Income before Income Taxes	78,180	69,241
Income Tax Expense	13,799	11,831
NET INCOME	$64,381	$57,410

Basic Earnings per Share	$2.18	$1.95
Diluted Earnings per Share	$2.18	$1.95

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2023	2022

NET INCOME	$21,451	$24,596

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(99,787)	(124,142)
Reclassification Adjustment for Gains Included in Net Income	—	(23)
Tax Effect	21,026	26,202
Net of Tax	(78,761)	(97,963)

Total Other Comprehensive Income (Loss)	(78,761)	(97,963)

COMPREHENSIVE INCOME (LOSS)	$(57,310)	$(73,367)

	Nine Months Ended September 30,
	2023	2022

NET INCOME	$64,381	$57,410

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(81,281)	(410,839)
Reclassification Adjustment for Gains Included in Net Income	(40)	(473)
Tax Effect	17,146	86,770
Net of Tax	(64,175)	(324,542)

Total Other Comprehensive Income (Loss)	(64,175)	(324,542)

COMPREHENSIVE INCOME (LOSS)	$206	$(267,132)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2023	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393

Net Income	—	—	—	20,807	—	20,807
Other Comprehensive Income (Loss)	—	—	—	—	32,946	32,946
Cash Dividends ($0.25 per share)	—	—	—	(7,354)	—	(7,354)
Issuance of Common Stock for:
Restricted Share Grants Net	80,246	80	459	—	—	539

Balances, March 31, 2023	29,573,439	$29,573	$387,630	$418,620	$(230,492)	$605,331

Net Income	—	—	—	22,123	—	22,123
Other Comprehensive Income (Loss)	—	—	—	—	(18,360)	(18,360)
Cash Dividends ($0.25 per share)	—	—	—	(7,359)	—	(7,359)
Issuance of Common Stock for:
Restricted Share Grants Net	(656)	—	830	—	—	830

Balances, June 30, 2023	29,572,783	$29,573	$388,460	$433,384	$(248,852)	$602,565

Net Income	—	—	—	21,451	—	21,451
Other Comprehensive Income (Loss)	—	—	—	—	(78,761)	(78,761)
Cash Dividends ($0.25 per share)	—	—	—	(7,360)	—	(7,360)
Issuance of Common Stock for:
Restricted Share Grants Net	2,668	2	495	—	—	497

Balances, September 30, 2023	29,575,451	$29,575	$388,955	$447,475	$(327,613)	$538,392

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balances, January 1, 2022	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459

Net Income	—	—	—	9,067	—	9,067
Other Comprehensive Income (Loss)	—	—	—	—	(133,885)	(133,885)
Cash Dividends ($0.23 per share)	—	—	—	(6,752)	—	(6,752)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp of Shelbyville, Inc., net	2,870,975	2,871	108,852	—	—	111,723
Restricted Share Grants Net	61,200	61	363	—	—	424

Balances, March 31, 2022	29,485,683	$29,486	$385,272	$352,679	$(118,401)	$649,036

Net Income	—	—	—	23,747	—	23,747
Other Comprehensive Income (Loss)	—	—	—	—	(92,694)	(92,694)
Cash Dividends ($0.23 per share)	—	—	—	(6,753)	—	(6,753)
Issuance of Common Stock for:
Restricted Share Grants Net	(2,638)	(3)	1,096	—	—	1,093

Balances, June 30, 2022	29,483,045	$29,483	$386,368	$369,673	$(211,095)	$574,429

Net Income	—	—	—	24,596	—	24,596
Other Comprehensive Income (Loss)	—	—	—	—	(97,963)	(97,963)
Cash Dividends ($0.23 per share)	—	—	—	(6,759)	—	(6,759)
Issuance of Common Stock for:
Restricted Share Grants Net	2,076	2	396	—	—	398

Balances, September 30, 2022	29,485,121	$29,485	$386,764	$387,510	$(309,058)	$494,701

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$64,381	$57,410
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	4,166	4,954
Depreciation and Amortization	7,208	7,743
Loans Originated for Sale	(81,608)	(138,921)
Proceeds from Sales of Loans Held-for-Sale	84,926	145,194
Provision for Credit Losses	2,550	5,850
Gain on Sale of Loans, net	(1,831)	(3,324)
Gain on Securities, net	(40)	(473)
Gain on Sales of Other Real Estate and Repossessed Assets	(55)	(18)
Loss (Gain) on Disposition and Donation of Premises and Equipment	28	(37)
Gain on Disposition of Land	(83)	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,374)	(1,323)
Equity Based Compensation	1,866	1,915
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(5,214)	(87)
Interest Payable and Other Liabilities	2,737	3,609
Net Cash from Operating Activities	77,657	82,492

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	248
Proceeds from Maturities of Securities Available-for-Sale	187,171	107,665
Proceeds from Sales of Securities Available-for-Sale	114,259	99,572
Purchase of Securities Available-for-Sale	(102,164)	(332,809)
Proceeds from Redemption of Federal Home Loan Bank Stock	274	8,020
Purchase of Loans	(544)	(1,811)
Proceeds from Sale of Loans Held for Investment	—	596
Loans Made to Customers, net of Payments Received	(104,168)	436
Proceeds from Sales of Other Real Estate	55	88
Property and Equipment Expenditures	(5,497)	(6,288)
Proceeds from Sales of Land and Buildings	252	—
Proceeds from Life Insurance	—	773
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	—	207,598
Net Cash from Investing Activities	89,638	84,088

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(213,927)	(100,610)
Change in Short-term Borrowings	57,142	(27,890)
Advances in Long-term Debt	25,000	—
Repayments of Long-term Debt	(97)	(41,660)
Dividends Paid	(22,073)	(20,264)
Net Cash from Financing Activities	(153,955)	(190,424)

Net Change in Cash and Cash Equivalents	13,340	(23,844)
Cash and Cash Equivalents at Beginning of Year	119,079	396,890
Cash and Cash Equivalents at End of Period	$132,419	$373,046

Cash Paid During the Period for
Interest	$40,442	$9,142
Income Taxes	14,865	8,612

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$—	$30
Interest Rate Swap Fair Value Adjustment	$419	$5,590
Reclassification of Land and Buildings to Other Assets	$691	$—
Supplemental Schedule for Investing Activities (Acquisition of CUB)
Assets acquired, net of purchase consideration	$—	$945,160
Liabilities assumed	—	1,003,756
Goodwill	$—	$58,596

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
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

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2023	2022
Basic Earnings per Share:
Net Income	$21,451	$24,596
Weighted Average Shares Outstanding	29,573,461	29,484,394
Basic Earnings per Share	$0.73	$0.83

Diluted Earnings per Share:
Net Income	$21,451	$24,596

Weighted Average Shares Outstanding	29,573,461	29,484,394
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,573,461	29,484,394
Diluted Earnings per Share	$0.73	$0.83
For the three months ended September 30, 2023 and 2022, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2023	2022
Basic Earnings per Share:
Net Income	$64,381	$57,410
Weighted Average Shares Outstanding	29,551,558	29,457,396
Basic Earnings per Share	$2.18	$1.95

Diluted Earnings per Share:
Net Income	$64,381	$57,410

Weighted Average Shares Outstanding	29,551,558	29,457,396
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,551,558	29,457,396
Diluted Earnings per Share	$2.18	$1.95

For the nine months ended September 30, 2023 and 2022, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value

September 30, 2023
U.S. Treasury	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	892,171	10	(212,994)	—	679,187
MBS/CMO	775,708	—	(155,145)	—	620,563
US Gov’t Sponsored Entities & Agencies	223,556	—	(46,350)	—	177,206
Total	$1,891,435	$10	$(414,489)	$—	$1,476,956

December 31, 2022
U.S. Treasury	$64,097	$22	$—	$—	$64,119
Obligations of State and Political Subdivisions	939,193	673	(162,014)	—	777,852
MBS/CMO	846,519	—	(131,838)	—	714,681
US Gov’t Sponsored Entities & Agencies	245,017	—	(40,000)	—	205,017
Total	$2,094,826	$695	$(333,852)	$—	$1,761,669

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as "MBS/CMO") are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at September 30, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$1,807	$1,793
Due after one year through five years	17,277	16,880
Due after five years through ten years	60,985	54,202
Due after ten years	812,102	606,312
MBS/CMO	775,708	620,563
US Gov’t Sponsored Entities & Agencies	223,556	177,206
Total	$1,891,435	$1,476,956

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

Proceeds from Sales	$—	$2,073
Gross Gains on Sales	—	23
Income Taxes on Gross Gains	—	5

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

Proceeds from Sales	$114,259	$99,572
Gross Gains on Sales	346	517
Income Taxes on Gross Gains	73	109
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $376,326 and $354,123 as of September 30, 2023 and December 31, 2022, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2023 and December 31, 2022, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	89,609	(5,201)	587,496	(207,793)	677,105	(212,994)
MBS/CMO	129	(9)	620,427	(155,136)	620,556	(155,145)
US Gov’t Sponsored Entities & Agencies	—	—	177,206	(46,350)	177,206	(46,350)
Total	$89,738	$(5,210)	$1,385,129	$(409,279)	$1,474,867	$(414,489)

	Less than 12 Months		12 Months or More		Total
December 31, 2022	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$—	$—	$—	$—	$—	$—
Obligations of State and Political Subdivisions	579,267	(117,423)	122,992	(44,591)	702,259	(162,014)
MBS/CMO	240,344	(20,920)	474,327	(110,918)	714,671	(131,838)
US Gov’t Sponsored Entities & Agencies	198,702	(38,818)	6,314	(1,182)	205,016	(40,000)
Total	$1,018,313	$(177,161)	$603,633	$(156,691)	$1,621,946	$(333,852)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The increase in unrealized losses from December 31, 2022 to September 30, 2023 was primarily the result of fair value adjustments caused by the change in market interest rates. There was no allowance for credit losses for available-for-sale debt securities at September 30, 2023 or December 31, 2022.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $9,272 at September 30, 2023 and $10,637 at December 31, 2022. Accrued interest receivable is excluded from the estimate of credit losses.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2023 and December 31, 2022. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2023, there was no additional impairment recognized through earnings.

NOTE 5 – Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $137,340 at September 30, 2023 and $134,684 at December 31, 2022. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	September 30, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$137,340	$10,318	$134,684	$9,899

Included in Other Liabilities:
Interest Rate Swaps	$137,340	$10,195	$134,684	$9,749

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Rate Swaps:
Included in Other Operating Income	$194	$111	$372	$455

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	September 30, 2023	December 31, 2022
Commercial:
Commercial and Industrial Loans	$598,893	$620,106
Commercial Real Estate Loans	2,076,962	1,966,884
Agricultural Loans	398,109	417,413
Leases	66,999	56,396
Retail:
Home Equity Loans	286,880	279,748
Consumer Loans	88,976	79,904
Credit Cards	20,144	17,512
Residential Mortgage Loans	356,610	350,682

Subtotal	3,893,573	3,788,645
Less: Unearned Income	(6,023)	(3,711)
Allowance for Credit Losses	(44,646)	(44,168)
Loans, net	$3,842,904	$3,740,766

The table above includes $15,074 and $21,149 of purchase credit deteriorated loans as of September 30, 2023 and December 31, 2022, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2023 and 2022:

September 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,567	$21,834	$3,956	$235	$640	$1,436	$288	$2,310	$44,266
Provision (Benefit) for credit loss expense	(436)	1,117	(168)	19	258	9	93	8	900
Loans charged-off	(175)	(56)	(2)	—	(352)	—	(64)	(1)	(650)
Recoveries collected	2	5	—	—	119	2	2	—	130
Total ending allowance balance	$12,958	$22,900	$3,786	$254	$665	$1,447	$319	$2,317	$44,646

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

September 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,545	$22,349	$4,628	$191	$668	$1,233	$239	$2,178	$45,031
Provision (Benefit) for credit loss expense	141	(210)	(99)	27	305	85	52	49	350
Loans charged-off	(238)	(1)	—	—	(495)	(5)	(63)	(18)	(820)
Recoveries collected	7	5	—	—	116	—	8	2	138
Total ending allowance balance	$13,455	$22,143	$4,529	$218	$594	$1,313	$236	$2,211	$44,699

The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2023 and 2022:

September 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for credit loss expense	310	1,286	(375)	45	657	109	374	144	2,550
Loans charged-off	(1,252)	(56)	(27)	—	(980)	(39)	(325)	(58)	(2,737)
Recoveries collected	151	72	—	—	393	33	13	3	665
Total ending allowance balance	$12,958	$22,900	$3,786	$254	$665	$1,447	$319	$2,317	$44,646

September 30, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY	376	1,945	689	—	2	—	—	105	3,117
Provision (Benefit) for credit loss expense	3,803	1,013	(665)	18	823	309	131	418	5,850
Loans charged-off	(299)	(79)	—	—	(1,027)	(57)	(153)	(21)	(1,636)
Recoveries collected	21	19	—	—	289	—	18	4	351
Total ending allowance balance	$13,455	$22,143	$4,529	$218	$594	$1,313	$236	$2,211	$44,699

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
September 30, 2023
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

For the nine months ended September 30, 2023, the allowance for credit losses increased minimally compared to December 31, 2022. The Company saw improvement in individually analyzed loans and added reserve for loan portfolio growth. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of September 30, 2023 and December 31, 2022:

September 30, 2023	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$554	$7,298	$1,000
Commercial Real Estate Loans	137	1,006	145
Agricultural Loans	698	1,036	25
Leases	—	—	—
Home Equity Loans	567	621	—
Consumer Loans	32	32	—
Credit Cards	146	146	—
Residential Mortgage Loans	726	1,067	—
Total	$2,860	$11,206	$1,170
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $11,206.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2023 totaled $62 and $99, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2022	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,142	$7,936	$1,427
Commercial Real Estate Loans	49	1,950	—
Agricultural Loans	994	1,062	—
Leases	—	—	—
Home Equity Loans	262	310	—
Consumer Loans	240	254	—
Credit Cards	146	146	—
Residential Mortgage Loans	676	1,230	—
Total	$3,509	$12,888	$1,427
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $12,888.

Interest income on non-accrual loans recognized during the year ended December 31, 2022 totaled $32.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2023 and December 31, 2022:

September 30, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,070	$134	$—	$6,707	$9,911
Commercial Real Estate Loans	8,367	—	—	—	8,367
Agricultural Loans	2,796	1,097	—	—	3,893
Leases	—	—	—	—	—
Home Equity Loans	475	—	—	—	475
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	847	—	—	—	847
Total	$15,564	$1,231	$—	$6,707	$23,502

December 31, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,078	$1,219	$272	$5,851	$9,420
Commercial Real Estate Loans	12,192	36	—	—	12,228
Agricultural Loans	4,944	318	—	—	5,262
Leases	—	—	—	—	—
Home Equity Loans	467	—	—	—	467
Consumer Loans	8	2	—	12	22
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,060	—	—	—	1,060
Total	$20,749	$1,575	$272	$5,863	$28,459

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2023 and December 31, 2022:

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$454	$—	$7,822	$8,276	$590,617	$598,893
Commercial Real Estate Loans	387	384	1,012	1,783	2,075,179	2,076,962
Agricultural Loans	337	—	639	976	397,133	398,109
Leases	—	—	—	—	66,999	66,999
Home Equity Loans	1,460	215	621	2,296	284,584	286,880
Consumer Loans	269	19	32	320	88,656	88,976
Credit Cards	87	58	146	291	19,853	20,144
Residential Mortgage Loans	8,233	1,345	855	10,433	346,177	356,610
Total	$11,227	$2,021	$11,127	$24,375	$3,869,198	$3,893,573

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$268	$681	$8,285	$9,234	$610,872	$620,106
Commercial Real Estate Loans	1,617	14	616	2,247	1,964,637	1,966,884
Agricultural Loans	343	—	123	466	416,947	417,413
Leases	—	—	—	—	56,396	56,396
Home Equity Loans	1,770	140	310	2,220	277,528	279,748
Consumer Loans	219	64	252	535	79,369	79,904
Credit Cards	86	24	146	256	17,256	17,512
Residential Mortgage Loans	6,330	2,783	1,051	10,164	340,518	350,682
Total	$10,633	$3,706	$10,783	$25,122	$3,763,523	$3,788,645

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

During the three and nine months ended September 30, 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and nine months ended September 30, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at September 30, 2023 and December 31, 2022, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$88,379	$140,656	$86,196	$30,700	$36,656	$51,279	$136,528	$570,394
Special Mention	48	470	498	1,609	642	1,991	5,843	11,101
Substandard	—	391	6,284	787	1,116	1,510	7,310	17,398
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$88,427	$141,517	$92,978	$33,096	$38,414	$54,780	$149,681	$598,893

Current Period Gross Charge-Offs	$—	$911	$32	$33	$7	$88	$181	$1,252

Commercial Real Estate:
Risk Rating
Pass	$218,088	$424,293	$473,834	$227,014	$150,687	$482,924	$36,185	$2,013,025
Special Mention	13,591	2,171	11,239	4,471	264	21,051	—	52,787
Substandard	—	203	5,360	1,152	748	3,372	315	11,150
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$231,679	$426,667	$490,433	$232,637	$151,699	$507,347	$36,500	$2,076,962

Current Period Gross Charge-Offs	$—	$—	$56	$—	$—	$—	$—	$56

Agricultural:
Risk Rating
Pass	$33,037	$58,537	$41,034	$42,723	$22,653	$104,949	$65,960	$368,893
Special Mention	2,528	240	635	5,037	2,552	10,101	2,649	23,742
Substandard	—	—	202	189	292	4,791	—	5,474
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$35,565	$58,777	$41,871	$47,949	$25,497	$119,841	$68,609	$398,109

Current Period Gross Charge-Offs	$—	$—	$—	$2	$—	$—	$25	$27

Leases:
Risk Rating
Pass	$27,207	$13,519	$11,533	$6,964	$6,076	$1,700	$—	$66,999
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$27,207	$13,519	$11,533	$6,964	$6,076	$1,700	$—	$66,999

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
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

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$40,108	$28,347	$10,852	$3,710	$1,139	$2,121	$2,667	$88,944
Nonperforming	4	6	11	6	—	5	—	32
Total Consumer Loans	$40,112	$28,353	$10,863	$3,716	$1,139	$2,126	$2,667	$88,976

Current Period Gross Charge-Offs	$880	$42	$23	$24	$3	$1	$7	$980

Home Equity:
Payment performance
Performing	$225	$118	$87	$90	$68	$1,014	$284,657	$286,259
Nonperforming	—	—	251	—	—	92	278	621
Total Home Equity Loans	$225	$118	$338	$90	$68	$1,106	$284,935	$286,880

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$24	$15	$39

Residential Mortgage:
Payment performance
Performing	$40,631	$66,546	$87,909	$42,517	$18,330	$99,610	$—	$355,543
Nonperforming	—	110	140	123	109	585	—	1,067
Total Residential Mortgage Loans	$40,631	$66,656	$88,049	$42,640	$18,439	$100,195	$—	$356,610

Current Period Gross Charge-Offs	$—	$—	$22	$36	$—	$—	$—	$58

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	September 30, 2023	December 31, 2022

Performing	$19,998	$17,366
Nonperforming	146	146

Total	$20,144	$17,512

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

September 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$544	$—	$—	$—	$—	$—	$—	$544
Sales	—	—	—	—	—	—	—	—	—

December 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$522	$411	$—	$—	$—	$—	$—	$—	$933
Sales	—	3,819	97	—	—	—	—	—	3,916

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $41,303 and $64,961 as of September 30, 2023 and December 31, 2022, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 76 banking offices at September 30, 2023. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2023
Net Interest Income	$48,794	$32	$15	$(1,282)	$47,559
Net Gains on Sales of Loans	614	—	—	—	614
Net Gains on Securities	—	—	—	—	—
Wealth Management Fees	1	2,956	—	—	2,957
Insurance Revenues	—	1	2,064	—	2,065
Noncash Items:
Provision (Benefit) for Credit Losses	900	—	—	—	900
Depreciation and Amortization	2,236	7	12	114	2,369
Income Tax Expense (Benefit)	4,709	184	107	(409)	4,591
Segment Profit (Loss)	21,472	761	161	(943)	21,451
Segment Assets at September 30, 2023	5,998,860	8,374	15,631	(17,199)	6,005,666

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2022
Net Interest Income	$52,659	$14	$8	$(983)	$51,698
Net Gains on Sales of Loans	854	—	—	—	854
Net Gains on Securities	23	—	—	—	23
Wealth Management Fees	1	2,375	—	—	2,376
Insurance Revenues	1	9	1,985	—	1,995
Noncash Items:
Provision (Benefit) for Credit Losses	350	—	—	—	350
Depreciation and Amortization	2,357	10	12	114	2,493
Income Tax Expense (Benefit)	6,443	149	61	(520)	6,133
Segment Profit (Loss)	26,213	461	189	(2,267)	24,596
Segment Assets at December 31, 2022	6,152,346	8,846	14,706	(19,907)	6,155,991

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2023
Net Interest Income	$148,363	$86	$45	$(3,668)	$144,826
Net Gains on Sales of Loans	1,831	—	—	—	1,831
Net Gains on Securities	40	—	—	—	40
Wealth Management Fees	4	8,509	—	—	8,513
Insurance Revenues	1	22	7,307	—	7,330
Noncash Items:
Provision (Benefit) for Credit Losses	2,550	—	—	—	2,550
Depreciation and Amortization	6,803	26	37	342	7,208
Income Tax Expense (Benefit)	14,099	474	427	(1,201)	13,799
Segment Profit (Loss)	63,987	2,083	1,470	(3,159)	64,381
Segment Assets at September 30, 2023	5,998,860	8,374	15,631	(17,199)	6,005,666

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

For the three and nine months ended September 30, 2023 and 2022, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2023 and 2022.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2019 and prior, awards that were granted to management and selected other employees under the Company's management incentive plan were granted in tandem with cash credit entitlements in the form of 60% restricted stock grants and 40% cash credit entitlements. In

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. In 2019 and prior, the restricted stock grants and tandem cash credit entitlements, generally, vested in three annual installments of 33.33% each. In 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and nine months ended September 30, 2023, the Company granted 2,668 and 83,786 shares, respectively, of restricted stock. During the three and nine months ended September 30, 2022, the Company granted 2,076 and 65,334 shares, respectively, of restricted stock. Total unvested shares of restricted stock at September 30, 2023 and December 31, 2022 were 136,622 and 74,873, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2023	2022

Restricted Stock Expense	$497	$398
Cash Entitlement Expense	209	163
Tax Effect	(183)	(146)
Net of Tax	$523	$415

	Nine Months Ended September 30,
	2023	2022

Restricted Stock Expense	$1,866	$1,915
Cash Entitlement Expense	570	497
Tax Effect	(632)	(626)
Net of Tax	$1,804	$1,786

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,805 and $3,061 as of September 30, 2023 and 2022, respectively.

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

For the three months ended September 30, 2023, the Company recorded $7 of expense related to the employee stock purchase plan resulting in $5 net of tax. For the nine months ended September 30, 2023, the Company recorded $23 of expense related to the employee stock purchase plan resulting in $17 net of tax. For the three months ended September 30, 2022, the Company recorded $11 of expense related to the employee stock purchase plan resulting in $8 net of tax. For the nine months ended September 30, 2022, the Company recorded $39 of expense related to the employee stock purchase plan resulting in $30 net of

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
tax. There was no unrecognized compensation expense as of September 30, 2023 and 2022 for the employee stock purchase plan. No stock options were outstanding as of September 30, 2023 and December 31, 2022.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2023, the Company held $82 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $943 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
September 30, 2023
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	679,105	82	679,187
MBS/CMO	—	619,620	943	620,563
US Gov’t Sponsored Entities & Agencies	—	177,206	—	177,206
Total Securities	$—	$1,475,931	$1,025	$1,476,956

Loans Held-for-Sale	$—	$7,085	$—	$7,085

Derivative Assets	$—	$10,318	$—	$10,318

Derivative Liabilities	$—	$10,195	$—	$10,195

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$64,119	$—	$—	$64,119
Obligations of State and Political Subdivisions	—	777,769	83	777,852
MBS/CMO	—	713,775	906	714,681
US Gov’t Sponsored Entities & Agencies	—	205,017	—	205,017
Total Securities	$64,119	$1,696,561	$989	$1,761,669

Loans Held-for-Sale	$—	$8,600	$—	$8,600

Derivative Assets	$—	$9,899	$—	$9,899

Derivative Liabilities	$—	$9,749	$—	$9,749

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
As of September 30, 2023 and December 31, 2022, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2023	December 31, 2022

Aggregate Fair Value	$7,085	$8,600
Contractual Balance	6,973	8,474
Gain (Loss)	112	126

The total amount of gains and losses from changes in fair value included in earnings for the three months ended September 30, 2023 and 2022 were $(44) and $(4), respectively. The total amount of gains and losses from changes in fair value included in earnings for the nine months ended September 30, 2023 and 2022 were $(14) and $(140), respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022:

	Obligations of State and Political Subdivisions		MBS/CMO
	2023	2022	2023	2022

Balance of Recurring Level 3 Assets at July 1	$84	$94	$919	$—
Total Gains (Losses) Included in Other Comprehensive Income	(2)	(3)	24	—
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$82	$91	$943	$—

	Obligations of State and Political Subdivisions		MBS/CMO
	2023	2022	2023	2022

Balance of Recurring Level 3 Assets at January 1	$83	$—	$906	$—
Total Gains (Losses) Included in Other Comprehensive Income	(1)	(3)	37	—
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	94	—	—
Balance of Recurring Level 3 Assets at September 30	$82	$91	$943	$—

Of the total gain (loss) included in earnings for the three months ended September 30, 2023 and 2022, $22 and $(3) was attributable to other changes in fair value, respectively. Of the total gain (loss) included in earnings for the nine months ended September 30, 2023 and 2022, $36 and $(3) was attributable to other changes in fair value, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,699	$2,699
Commercial Real Estate Loans	$—	$—	$6,877	$6,877
Agricultural Loans	$—	$—	$1,841	$1,841
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$363	$363
Residential Mortgage Loans	$—	$—	$537	$537

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,858	$1,858
Commercial Real Estate Loans	$—	$—	$10,040	$10,040
Agricultural Loans	$—	$—	$2,970	$2,970
Consumer Loans	$—	$—	$8	$8
Home Equity Loans	$—	$—	$368	$368
Residential Mortgage Loans	$—	$—	$718	$718

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2023 and December 31, 2022:

September 30, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,699	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (38%)
Individual Analyzed Loans - Commercial Real Estate Loans	$6,877	Sales comparison approach	Adjustment for physical condition of comparable properties sold	25%-68% (37%)
Individual Analyzed Loans - Agricultural Loans	$1,841	Sales comparison approach	Adjustment for physical condition of comparable properties sold	19%-100% (50%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-27% (20%)
Individual Analyzed Loans - Home Equity Loans	$363	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$537	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$1,858	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-100% (40%)
Individual Analyzed Loans - Commercial Real Estate Loans	$10,040	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (37%)
Individual Analyzed Loans - Agricultural Loans	$2,970	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (48%)
Individual Analyzed Loans - Consumer Loans	$8	Sales comparison approach	Adjustment for physical condition of comparable properties sold	27%-100% (20%)
Individual Analyzed Loans - Home Equity Loans	$368	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-51% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$718	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (21%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2023 and December 31, 2022. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$132,419	$72,063	$60,356	$—	$132,419
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,830,578	—	—	3,725,317	3,725,317
Accrued Interest Receivable	29,115	—	9,634	19,481	29,115
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,434,355)	(4,434,355)	—	—	(4,434,355)
Time Deposits	(701,516)	—	(698,642)	—	(698,642)
Short-term Borrowings	(158,303)	(117,000)	(41,303)	—	(158,303)
Long-term Debt	(127,890)	—	(51,983)	(72,280)	(124,263)
Accrued Interest Payable	(5,890)	—	(5,417)	(473)	(5,890)

		Fair Value Measurements at December 31, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$119,079	$77,174	$41,905	$—	$119,079
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,724,804	—	—	3,688,903	3,688,903
Accrued Interest Receivable	27,741	38	10,863	16,840	27,741
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,921,582)	(4,921,582)	—	—	(4,921,582)
Time Deposits	(428,469)	—	(426,184)	—	(426,184)
Short-term Borrowings	(101,161)	(36,200)	(64,961)	—	(101,161)
Long-term Debt	(102,645)	—	(26,830)	(72,272)	(99,102)
Accrued Interest Payable	(1,513)	—	(1,205)	(308)	(1,513)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)
NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2023 and 2022, net of tax:

September 30, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2023	$(248,338)	$(514)	$(248,852)
Other Comprehensive Income (Loss) Before Reclassification	(78,761)	—	(78,761)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	(78,761)	—	(78,761)
Ending Balance at September 30, 2023	$(327,099)	$(514)	$(327,613)

September 30, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2023	$(262,924)	$(514)	$(263,438)
Other Comprehensive Income (Loss) Before Reclassification	(64,143)	—	(64,143)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(32)	—	(32)
Net Current Period Other Comprehensive Income (Loss)	(64,175)	—	(64,175)
Ending Balance at September 30, 2023	$(327,099)	$(514)	$(327,613)

September 30, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2022	$(210,527)	$(568)	$(211,095)
Other Comprehensive Income (Loss) Before Reclassification	(97,945)	—	(97,945)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(18)	—	(18)
Net Current Period Other Comprehensive Income (Loss)	(97,963)	—	(97,963)
Ending Balance at September 30, 2022	$(308,490)	$(568)	$(309,058)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2023 and 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2023	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$40	Net Gains on Securities
	(8)	Income Tax Expense
	32	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2023	$32

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

NOTE 13 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", for the three and nine months ended September 30, 2023 and 2022. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Wealth Management Fees	$2,957	$2,376
Service Charges on Deposit Accounts	2,982	3,014
Insurance Revenues	2,065	1,995
Interchange Fee Income	4,470	4,054
Other Operating Income	796	857
Non-interest Income (in-scope of Topic 606)	13,270	12,296
Non-interest Income (out-of-scope of Topic 606)	1,534	1,801
Total Non-interest Income	$14,804	$14,097

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Revenue Recognition (continued)

	Nine Months Ended
	September 30,
Non-interest Income	2023	2022
In-Scope of Topic 606:
Wealth Management Fees	$8,513	$7,656
Service Charges on Deposit Accounts	8,653	8,568
Insurance Revenues	7,330	7,970
Interchange Fee Income	13,081	11,848
Other Operating Income	2,373	2,435
Non-interest Income (in-scope of Topic 606)	39,950	38,477
Non-interest Income (out-of-scope of Topic 606)	4,717	6,988
Total Non-interest Income	$44,667	$45,465

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
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The Company used the implicit lease rate when determining the present value of lease payments for finance leases. The present value of lease payments for operating leases was determined using the incremental borrowing rate as of the date the Company adopted this standard.

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2022

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	75	81
Operating Lease Cost	343	360
Short-term Lease Cost	—	—
Total Lease Cost	$470	$493

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

Finance Lease Cost:
Amortization of Right-of -Use Assets	$157	$157
Interest on Lease Liabilities	230	246
Operating Lease Cost	1,080	1,105
Short-term Lease Cost	—	27
Total Lease Cost	$1,467	$1,535

The weighted average lease term and discount rates were as follows:

	September 30, 2023	September 30, 2022

Weighted Average Remaining Lease Term:
Finance Leases	9 years	10 years
Operating Leases	7 years	8 years

Weighted Average Discount Rate:
Finance Leases	11.38%	11.42%
Operating Leases	3.05%	2.87%

Supplemental balance sheet information related to leases were as follows:

	September 30, 2023	September 30, 2022

Finance Leases
Premises, Furniture and Equipment, Net	$1,700	$1,910
Other Borrowings	2,699	2,908

Operating Leases
Operating Lease Right-of-Use Assets	$5,449	$6,195
Operating Lease Liabilities	5,598	6,338

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$230	$246
Operating Cash Flows from Operating Leases	1,058	1,054
Financing Cash Flows from Finance Leases	154	138

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2023
	Finance Leases	Operating Leases

Year 1	$519	$1,264
Year 2	519	1,124
Year 3	519	867
Year 4	519	702
Year 5	438	620
Thereafter	1,619	1,643
Total Lease Payments	4,133	6,220
Less Imputed Interest	(1,434)	(622)
Total	$2,699	$5,598

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2023 and December 31, 2022 and the consolidated results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Net income for the quarter ended September 30, 2023 totaled $21,451,000, or $0.73 per share, a decline of 12% on a per share basis compared with the third quarter 2022 net income of $24,596,000, or $0.83 per share. The decline in net income in the third quarter of 2023 compared with the third quarter of 2022 was largely driven by a reduced level of average earning assets and net interest margin resulting in a decline in net interest income.

Net income for the nine months ended September 30, 2023 totaled $64,381,000, or $2.18 per share, an increase of 12% on a per share basis compared with the first nine months of 2022 net income of $57,410,000, or $1.95 per share. The first nine months of 2022 was significantly impacted by costs associated with the acquisition of Citizens Union Bancorp of Shelbyville, Inc. ("CUB"), which closed effective January 1, 2022.

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

For further information regarding this merger and acquisition transaction, see Note 18 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being an unemployment rate forecast, gross domestic product and the agricultural producer price index, as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. The impact of loan growth, improvement in individually analyzed loans as well as rising interest rates and expanded inflationary impact on consumer discretionary spending resulted in an increase in the allowance for credit losses of approximately $478,000 between September 30, 2023 and December 31, 2022.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company's scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management's judgements or assumptions of qualitative loss factors that were utilized at September 30, 2023 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss), net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2023. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2023, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $10,000 and gross unrealized losses totaled approximately $414,489,000. The net amount of these two items, net of applicable taxes, is included in accumulated other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended September 30, 2023 totaled $21,451,000, or $0.73 per share, a decline of 12% on a per share basis compared with the third quarter 2022 net income of $24,596,000, or $0.83 per share. The decline in net income in the third quarter of 2023 compared with the third quarter of 2022 was largely driven by a reduced level of average earning assets and net interest margin resulting in a decline in net interest income.

Net income for the nine months ended September 30, 2023 totaled $64,381,000, or $2.18 per share, an increase of 12% on a per share basis compared with the first nine months of 2022 net income of $57,410,000, or $1.95 per share. The first nine months of 2022 was significantly impacted by costs associated with the CUB acquisition, which closed effective January 1, 2022.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2023 and 2022. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$20,243	$199	3.91%	$402,006	$2,053	2.03%
Securities:
Taxable	861,293	4,871	2.26%	1,009,395	5,276	2.09%
Non-taxable	735,360	6,806	3.70%	838,770	7,679	3.66%
Total Loans and Leases⁽²⁾	3,855,586	55,343	5.70%	3,676,862	43,251	4.67%
TOTAL INTEREST EARNING ASSETS	5,472,482	67,219	4.88%	5,927,033	58,259	3.91%
Other Assets	575,219			558,823
Less: Allowance for Credit Losses	(44,632)			(45,276)
TOTAL ASSETS	$6,003,069			$6,440,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$2,973,909	$10,601	1.41%	$3,477,902	$3,131	0.36%
Time Deposits	640,992	4,977	3.08%	451,390	466	0.41%
FHLB Advances and Other Borrowings	219,371	2,505	4.53%	143,548	1,229	3.39%
TOTAL INTEREST-BEARING LIABILITIES	3,834,272	18,083	1.87%	4,072,840	4,826	0.47%
Demand Deposit Accounts	1,524,682			1,738,237
Other Liabilities	46,740			42,759
TOTAL LIABILITIES	5,405,694			5,853,836
Shareholders’ Equity	597,375			586,744
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,003,069			$6,440,580

COST OF FUNDS			1.31%			0.32%
NET INTEREST INCOME		$49,136			$53,433
NET INTEREST MARGIN			3.57%			3.59%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the third quarter of 2023, net interest income, on a non tax-equivalent basis, totaled $47,559,000, a decline of $4,139,000, or 8%, compared to the third quarter of 2022 net interest income of $51,698,000.

The decline in net interest income during the third quarter of 2023 compared with the third quarter of 2022 was primarily attributable to a decline in average earning assets, driven by a reduced level of average deposits and a modestly lower net interest margin.

The tax equivalent net interest margin for the quarter ended September 30, 2023 was 3.57% compared with 3.59% in the third quarter of 2022. The decline in the net interest margin during the third quarter of 2023 compared with the third quarter of 2022 was largely driven by an increase in the cost of funds. The cost of funds continued to accelerate higher in the third quarter of 2023 due to the continued increase of market interest rates, very competitive deposit pricing in the marketplace, customers actively looking for yield opportunities within and outside the banking industry and a change in the Company's deposit composition.

The Company's net interest margin and net interest income have been impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $1,288,000 during the third quarter of 2023 and $1,099,000 during the third quarter of 2022. Accretion of loan discounts on acquired loans contributed approximately 9 basis points to the net interest margin in the third quarter of 2023 and 7 basis points in the third quarter of 2022.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2023 and 2022. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$40,303	$1,204	3.99%	$533,758	$3,565	0.89%
Securities:
Taxable	908,835	15,490	2.27%	1,033,881	14,909	1.92%
Non-taxable	755,251	20,876	3.69%	869,039	22,204	3.41%
Total Loans and Leases⁽²⁾	3,805,903	156,939	5.51%	3,664,506	122,331	4.46%
TOTAL INTEREST EARNING ASSETS	5,510,292	194,509	4.72%	6,101,184	163,009	3.57%
Other Assets	572,791			549,657
Less: Allowance for Credit Losses	(44,660)			(45,765)
TOTAL ASSETS	$6,038,423			$6,605,076

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand, Savings and Money Market Deposits	$3,070,169	$28,051	1.22%	$3,531,100	$5,115	0.19%
Time Deposits	547,233	9,855	2.41%	490,483	1,360	0.37%
FHLB Advances and Other Borrowings	213,628	6,913	4.33%	157,761	3,387	2.87%
TOTAL INTEREST-BEARING LIABILITIES	3,831,030	44,819	1.56%	4,179,344	9,862	0.32%
Demand Deposit Accounts	1,568,348			1,739,389
Other Liabilities	45,775			44,017
TOTAL LIABILITIES	5,445,153			5,962,750
Shareholders’ Equity	593,270			642,326
TOTAL LIBABILITIES AND SHAREHOLDERS' EQUITY	$6,038,423			$6,605,076

COST OF FUNDS			1.09%			0.22%
NET INTEREST INCOME		$149,690			$153,147
NET INTEREST MARGIN			3.63%			3.35%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first nine months of 2023, net interest income, on a non tax-equivalent basis, totaled $144,826,000, a decrease of $3,377,000, or 2%, compared to the same period of 2022 net interest income of $148,203,000. The decrease in net interest income during the first nine months of 2023 compared with the same period of 2022 was primarily attributable to a decline in average earning assets, driven by a reduced level of deposits which is somewhat offset by an improved net interest margin resulting from the rise in market interest rates.

The tax equivalent net interest margin for the nine months ended September 30, 2023 was 3.63% compared with 3.35% for the same period of 2022.

Accretion of loan discounts on acquired loans contributed approximately 6 basis points to the net interest margin in the first nine months of 2023 and 8 basis points in the same period of 2022. Accretion of discounts on acquired loans totaled $2,533,000 during the first nine months of 2023 and $3,739,000 during the same period of 2022.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2023, the Company recorded a provision for credit losses of $900,000 compared with a provision for credit losses of $350,000 during the third quarter of 2022.

During the nine months ended September 30, 2023, the Company recorded a provision for credit losses of $2,550,000 compared with a provision for credit losses of $5,850,000 for the same period of 2022. During the first nine months of 2022, the provision for credit losses included $6,300,000 for the Day 1 CECL addition to the allowance for credit loss related to the CUB acquisition.

Net charge-offs totaled $520,000, or 5 basis points, on an annualized basis, of average loans outstanding during the third quarter of 2023 compared with $682,000, or 7 basis points of average loans during the third quarter of 2022. Net charge-offs totaled $2,072,000, or 7 basis points, on an annualized basis, of average loans outstanding during the nine months ended September 30, 2023 compared with $1,285,000, or 5 basis points, on an annualized basis, of average loans outstanding during the same period of 2022.

The provision for credit losses made during the three and nine months ended September 30, 2023 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended September 30, 2023, non-interest income totaled $14,804,000, an increase of $707,000, or 5%, compared with the third quarter of 2022. The increase in non-interest income during the third quarter of 2023 compared to the third quarter of 2022 was in large part attributable to increased wealth management fees and interchange fee income.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Wealth Management Fees	$2,957	$2,376	$581	24%
Service Charges on Deposit Accounts	2,982	3,014	(32)	(1)
Insurance Revenues	2,065	1,995	70	4
Company Owned Life Insurance	446	416	30	7
Interchange Fee Income	4,470	4,054	416	10
Other Operating Income	1,270	1,365	(95)	(7)
Subtotal	14,190	13,220	970	7
Net Gains on Sales of Loans	614	854	(240)	(28)
Net Gains on Securities	—	23	(23)	(100)
Total Non-interest Income	$14,804	$14,097	$707	5

Wealth management fees increased $581,000, or 24%, during the third quarter of 2023 compared with the third quarter of 2022. The increase during the third quarter of 2023 was largely attributable to increased assets under management within the Company's wealth management group as compared with the third quarter of 2022.

Interchange fee income increased $416,000, or 10%, during the three months ended September 30, 2023 compared with the third quarter of 2022. The increase in the level of fees during the third quarter of 2023 compared with the same period of 2022 was due to increased card utilization by customers.

Net gains on sales of loans declined $240,000, or 28%, during the third quarter of 2023 compared with the same period of 2022. The decline in the third quarter of 2023 compared with the third quarter of 2022 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $33.8 million during the third quarter of 2023 compared with $40.9 million during the third quarter of 2022.

During the nine months ended September 30, 2023, non-interest income totaled $44,667,000, a decline of $798,000, or 2%, compared with the first nine months of 2022.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Wealth Management Fees	$8,513	$7,656	$857	11%
Service Charges on Deposit Accounts	8,653	8,568	85	1
Insurance Revenues	7,330	7,970	(640)	(8)
Company Owned Life Insurance	1,276	1,768	(492)	(28)
Interchange Fee Income	13,081	11,848	1,233	10
Other Operating Income	3,943	3,858	85	2
Subtotal	42,796	41,668	1,128	3
Net Gains on Sales of Loans	1,831	3,324	(1,493)	(45)
Net Gains on Securities	40	473	(433)	(92)
Total Non-interest Income	$44,667	$45,465	$(798)	(2)

Wealth management fees increased $857,000, or 11%, during the first nine months of 2023 compared with the first nine months of 2022. The increase during the nine months ended September 30, 2023 was largely attributable to increased assets under management within the Company's wealth management group as compared with the first nine months of 2022.

Insurance revenues declined $640,000, or 8%, during the first nine months of 2023 compared with the same period of 2022 and was primarily attributable to decreased contingency revenue. Contingency revenue during the first nine months of 2023 totaled

$955,000 compared with $1,641,000 during the first nine months of 2022. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Company owned life insurance decreased $492,000, or 28%, during the first nine months of 2023 compared with the first nine months of 2022. The decline in the first nine months of 2023 was primarily the result of a decrease in the death benefit claims received compared with the same period of 2022.

Interchange fee income increased $1,233,000, or 10%, during the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022. The increase in the level of fees during the first nine months of 2023 compared with the same period of 2022 was due to increased card utilization by customers.

Net gains on sales of loans declined $1,493,000, or 45%, during the first nine months of 2023 compared with the first nine months of 2022. The decline in the nine months ended September 30, 2023 compared with the same period of 2022 was largely related to a lower volume of loans sold and lower pricing levels. Loan sales totaled $82.0 million during the first nine months of 2023 compared with $142.6 million during the first nine months of 2022.

The Company realized $40,000 in gains on sales of securities during the nine months ended September 30, 2023 compared with $473,000 during the nine months ended September 30, 2022. The sales of securities, during the nine months ended September 30, 2022, was completed as part of modest shifts in the allocations within the securities portfolio.

Non-interest Expense:

During the quarter ended September 30, 2023, non-interest expense totaled $35,421,000 an increase of $705,000, or 2% compared with the third quarter of 2022.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Salaries and Employee Benefits	$20,347	$19,751	$596	3%
Occupancy, Furniture and Equipment Expense	3,691	3,685	6	—
FDIC Premiums	700	477	223	47
Data Processing Fees	2,719	2,712	7	—
Professional Fees	1,229	1,188	41	3
Advertising and Promotion	1,278	1,215	63	5
Intangible Amortization	685	897	(212)	(24)
Other Operating Expenses	4,772	4,791	(19)	—
Total Non-interest Expense	$35,421	$34,716	$705	2

Salaries and benefits increased $596,000, or 3%, during the third quarter of 2023 as compared with the third quarter of 2022. The increase in salaries and benefits during the third quarter of 2023 compared with the same period of 2022 was due in large part to higher salary costs primarily associated with annual adjustments for employees throughout the past year.

FDIC premiums increased $223,000, or 47%, during the quarter ended September 30, 2023 compared with the third quarter of 2022. The increase in the third quarter of 2023 compared with the third quarter of 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. The core deposit intangibles are generally amortized on an accelerated basis over a period of six to ten years. Intangible Amortization decreased $212,000, or 24%, during the quarter ended September 30, 2023 compared with the same period of the prior year. The decrease in the third quarter of 2023 compared with the same period of the prior year was primarily attributable to the accelerated amortization method for which the intangible assets are amortized.

During the nine months ended September 30, 2023, non-interest expense totaled $108,763,000, a decrease of $9,814,000, or 8%, compared to the first nine months of 2022. The first nine months of 2022 non-interest expenses included approximately $12,276,000 of non-recurring acquisition-related expenses for the acquisition of CUB.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2023	2022	Change	Change
Salaries and Employee Benefits	$62,296	$63,223	$(927)	(1)%
Occupancy, Furniture and Equipment Expense	10,954	11,266	(312)	(3)
FDIC Premiums	2,128	1,418	710	50
Data Processing Fees	8,277	12,896	(4,619)	(36)
Professional Fees	4,405	5,124	(719)	(14)
Advertising and Promotion	3,706	3,380	326	10
Intangible Amortization	2,204	2,871	(667)	(23)
Other Operating Expenses	14,793	18,399	(3,606)	(20)
Total Non-interest Expense	$108,763	$118,577	$(9,814)	(8)

Salaries and benefits declined $927,000, or 1%, during the first nine months of 2023 compared with the same period of 2022. The decline in salaries and benefits during the first nine months of 2023 compared with the same period of 2022 was largely related to approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature in the first nine months of 2022 related to the CUB acquisition.

FDIC premiums increased $710,000, or 50%, during the nine months ended September 30, 2023 compared with the same period of 2022. The increase in the nine months ended September 30, 2023 compared with the same period of 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023.

Data processing fees declined $4,619,000, or 36%, during the first nine months of 2023 compared with the first nine months of 2022. The decline during the first nine months of 2023 compared with the same period of 2022 was largely driven by acquisition-related costs associated with the CUB transaction, which totaled approximately $4,982,000 during the first nine months of 2022.

Professional fees declined $719,000, or 14%, during the first nine months of 2023 compared to the first nine months of 2022. The decline in the first nine months of 2023 compared to the same period of 2022 was primarily due to merger-related professional fees associated with the CUB acquisition that totaled approximately $1,755,000 partially mitigated by increased legal and other professional fees.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. The core deposit intangibles are generally amortized on an accelerated basis over a period of six to ten years. Intangible Amortization decreased $667,000, or 23%, during the nine months ended September 30, 2023 compared with the same period of the prior year. The decrease in the first nine months of 2023 compared with the same period of the prior year was primarily attributable to the accelerated amortization method for which the intangible assets are amortized.

Other operating expenses declined $3,606,000, or 20%, during the first nine months of 2023 compared to the first nine months of 2022. The decline in the first nine months of 2023 compared with the same period of 2022 was attributable to acquisition-related costs that totaled approximately $3,862,000 in the first nine months of 2022. The acquisition-related costs were primarily vendor contract termination costs.

Income Taxes:

The Company’s effective income tax rate was 17.6% and 20.0%, respectively, during the three months ended September 30, 2023 and 2022. The Company's effective income tax rate was 17.7% and 17.1%, respectively, during the nine months ended September 30, 2023 and 2022. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.006 billion at September 30, 2023, representing a decline of $150.3 million compared with year-end 2022. The decline in total assets at September 30, 2023 compared with December 31, 2022 was largely attributable to a decline in total deposits which in turn has led to declines in the Company's securities portfolio. These declines were partially offset by an increase in total loans.

Securities available for sale declined $284.7 million as of September 30, 2023 compared with December 31, 2022. The changes in the available for sale securities portfolio during the first nine months of 2023 compared with year-end 2022 was largely attributable to the Company's utilization of cash flows from the securities portfolio to partially fund deposit declines and loan growth during the first nine months of the year and to a lesser extent the decline in the fair value of the securities portfolio. Total cash flow generated from the portfolio totaled approximately $238.0 million during the first nine months of 2023, reflecting principal and interest payments as well as a modest level of securities sales. Current projections indicate approximately $140.0 million in principal and interest cash flows from the portfolio over the next twelve months with rates unchanged.

September 30, 2023 total loans increased $104.9 million, or 4% on an annualized basis, compared with December 31, 2022. The increase in the first nine months of the year was primarily driven by an increase in commercial real estate loans of $110.1 million, or 7% on an annualized basis, as well as an increase in retail loans of $24.8 million, or 5% on an annualized basis. Retail loans include home equity and consumer loans and residential mortgage loans. These increases were somewhat offset by a decline in agricultural loans of $19.3 million and a decline in commercial and industrial loans of $10.6 million.

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

End of Period Loan Balances: (dollars in thousands)	September 30, 2023	December 31, 2022	Current Period Change
Commercial and Industrial Loans and Leases	$665,892	$676,502	$(10,610)
Commercial Real Estate Loans	2,076,962	1,966,884	110,078
Agricultural Loans	398,109	417,413	(19,304)
Home Equity and Consumer Loans	396,000	377,164	18,836
Residential Mortgage Loans	356,610	350,682	5,928
Total Loans	$3,893,573	$3,788,645	$104,928

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2023	December 31, 2022
Commercial and Industrial Loans and Leases	$13,212	$13,958
Commercial Real Estate Loans	22,900	21,598
Agricultural Loans	3,786	4,188
Home Equity and Consumer Loans	2,431	2,196
Residential Mortgage Loans	2,317	2,228
Unallocated	—	—
Total Allowance for Credit Losses	$44,646	$44,168

The Company’s allowance for credit losses totaled $44.6 million at September 30, 2023 compared to $44.2 million at December 31, 2022. The allowance for credit losses represented 1.15% of period-end loans at September 30, 2023 compared with 1.17% at December 31, 2022.

The Company adopted ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326)" ("CECL") on January 1, 2020. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of September 30, 2023, the Company held net discounts on acquired loans of $4.2 million.

The following is an analysis of the Company’s non-performing assets at September 30, 2023 and December 31, 2022:

Non-performing Assets: (dollars in thousands)	September 30, 2023	December 31, 2022
Non-accrual Loans	$11,206	$12,888
Past Due Loans (90 days or more)	1,170	1,427
Total Non-performing Loans	12,376	14,315
Other Real Estate	24	—
Total Non-performing Assets	$12,400	$14,315

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.32%	0.38%
Allowance for Credit Loss to Non-performing Loans	360.75%	308.54%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Commercial and Industrial Loans and Leases	$7,298	$7,936	$1,000	$1,427
Commercial Real Estate Loans	1,006	1,950	145	—
Agricultural Loans	1,036	1,062	25	—
Home Equity Loans	621	310	—	—
Consumer Loans	178	400	—	—
Residential Mortgage Loans	1,067	1,230	—	—
Total	$11,206	$12,888	$1,170	$1,427

Non-performing assets totaled $12.4 million at September 30, 2023 compared to $14.3 million at December 31, 2022. Non-performing assets represented 0.21% of total assets at September 30, 2023 compared to 0.23% at year-end 2022. Non-performing loans totaled $12.4 million at September 30, 2023 compared to $14.3 million at December 31, 2022. Non-performing loans represented 0.32% of total loans at September 30, 2023 compared to 0.38% at December 31, 2022.

September 30, 2023 total deposits declined $214.2 million, or 4%, compared to December 31, 2022. The decline in deposits stabilized following the first quarter of 2023, during which $195.2 million of the overall decline occurred. The core deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 21% of total deposits.

The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to the rising interest rate environment. Non-interest bearing deposits have remained relatively stable as a percent of total deposits with September 30, 2023 non-interest bearing deposits totaling 29% of total deposits compared with 32% at December 31, 2022.

Competitive deposit pricing in the marketplace as well as customers actively looking for yield opportunities within and outside the banking industry are contributing factors to the decline in total deposits over the course of the past year. Additionally, a meaningful level of the outflow of deposits experienced during the past year was captured within the Company's wealth management group.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2023	December 31, 2022	Current Period Change
Non-interest-bearing Demand Deposits	$1,502,175	$1,691,804	$(189,629)
Interest-bearing Demand, Savings, & Money Market Accounts	2,932,180	3,229,778	(297,598)
Time Deposits < $100,000	269,829	235,219	34,610
Time Deposits of $100,000 or more	431,687	193,250	238,437
Total Deposits	$5,135,871	$5,350,051	$(214,180)

September 30, 2023 total borrowings increased $82.4 million, or 40%, compared to December 31, 2022. The increase in total borrowings over the course of the past year has been to fund loan growth and mitigate deposit outflows.

Capital Resources:

As of September 30, 2023, shareholders’ equity declined by $20.0 million to $538.4 million compared with $558.4 million at year-end 2022. The decline in shareholders' equity was primarily attributable to a decline in accumulated other comprehensive income (loss) of $64.2 million related to the decrease in value of the Company's available-for-sale securities portfolio driven by changes in market interest rates during the first nine months of 2023. Partially mitigating the decline was increased retained earnings of $42.3 million due to net income of $64.4 million, which was partially offset by the payment of $22.1 million in shareholder dividends.

Shareholders’ equity represented 9.0% of total assets at September 30, 2023 and 9.1% of total assets at December 31, 2022. Shareholders’ equity included $187.4 million of goodwill and other intangible assets at September 30, 2023 compared to $189.8 million of goodwill and other intangible assets at December 31, 2022.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At September 30, 2023, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank's capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank's capital ratios under regulatory guidelines:

	9/30/2023 Ratio	12/31/2022 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.21%	15.45%	8.00%	N/A
Bank	14.83%	14.07%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.66%	13.97%	6.00%	N/A
Bank	14.10%	13.42%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.95%	13.26%	4.50%	N/A
Bank	14.10%	13.42%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.70%	10.50%	4.00%	N/A
Bank	11.26%	10.09%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $13.3 million during the nine months ended September 30, 2023 ending at $132.4 million.  During the nine months ended September 30, 2023, operating activities resulted in net cash inflows of $77.7 million. Investing activities resulted in net cash inflows of $89.6 million during the nine months ended September 30, 2023. Financing activities resulted in net cash outflows for the nine months ended September 30, 2023 of $154.0 million.

The Company’s primary source of funding is its customer deposits, supplemented by brokered deposits, overnight borrowings from other financial institutions, and securities sold under agreements to repurchase. The membership of the Company’s affiliate bank in the Federal Home Loan Bank System provides a significant additional source for both long and short-term collateralized borrowings. In addition, in March 2023, the FRB created the Bank Term Funding Program, a new facility established in response to liquidity concerns resulting, in part, from the bank failures that occurred earlier that month. The program was designed to provide available additional funding to eligible depository institutions in order to help assure that banks have the ability to meet the needs of all their depositors. Under the program, eligible depository institutions can obtain loans of up to one year in length by pledging U.S. Treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral. These assets will be valued at par. The program is intended to eliminate the need for depository institutions to quickly sell their securities when they are experiencing stress on their liquidity. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any requests for loans under the program.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has in recent years supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2023, the parent company had approximately $47.3 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2023 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$197,287	(0.32)%
+1%	197,692	(0.12)%
Base	197,930	—
-1%	195,745	(1.10)%
-2%	191,533	(3.23)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2023 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2023 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$582,710	(15.19)%	11.11%	(117) b.p.
+1%	633,282	(7.83)%	11.69%	(59) b.p.
Base	687,079	—	12.28%	—
-1%	735,299	7.02%	12.72%	44 b.p.
-2%	775,055	12.80%	12.98%	70 b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We anticipate the potential of new regulations for banks of similar size to the Company’s banking subsidiary, German American Bank, designed to address the recent developments in the financial services industry, which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. We also expect that another result of the recent bank failures, as well as any future bank failures, may be an increase to our FDIC insurance premiums in future years, further increasing our cost of doing business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2023	—	—	—	1,000,000
August 2023	—	—	—	1,000,000
September 2023	—	—	—	1,000,000
Total	—	—	—
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

None.

(c) Insider trading arrangements.

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Description of Director Compensation Arrangements, effective as of July 1, 2023, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 8, 2023 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: November 7, 2023	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2023	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)