Form 10-K
period 2023-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2024-02-27
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑ No
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2023 was approximately $777,294,304. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 20, 2024, there were outstanding 29,584,709 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held April 29, 2024, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2023

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
CRE:    Commercial Real Estate
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

PTO:            Paid time off

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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 75 banking offices in 20 contiguous southern Indiana counties and 14 counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

Office Locations

The map below illustrates the locations of the Company’s 76 retail and commercial banking, insurance and investment offices.

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

Human Capital

At February 20, 2024, the Company and its subsidiaries employed approximately 840 full-time equivalent employees. There are no collective bargaining agreements, and we consider employee relations to be good.

People come first at German American. It is through our employees, and their ties to the local community, that we are able to proudly support the communities we serve. We are deeply rooted in these communities. Engrained in our culture is a commitment to give back to the individuals, families, and businesses in our communities. We have a long history of community involvement, from both a contributory standpoint and a dedication to hands-on volunteer efforts. We believe that service to our communities, customers and each other is fun, rewarding and powerful.

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
For many years, we have annually collected feedback on employee engagement. Most recently, we have partnered with Quantum Workplace to measure employee engagement. The feedback focuses on several key metrics. including employee engagement, team dynamics, customer service, manager effectiveness, trust in leadership, future outlook, diversity and inclusion, individual needs, career growth and development and communication. During 2023, we had 76% employee participation in the survey. Once the feedback is analyzed, our Human Capital team shares the survey results with the managers and employees throughout the Company and works collaboratively to develop and implement action plans to address areas that were identified for improvement based on the feedback received. This ability to target areas for improvement has resulted in an overall engagement score of greater than 73% in 2023, which is a score demonstrating a healthy organization in employee care and compares favorably to the banking industry.
We have long been committed to comprehensive and competitive compensation and benefits programs as we recognize that we operate in an intensely competitive environment for employees. Retention of skilled and highly trained employees is critical to our strategy of being a trusted resource to our communities and customers. To help ensure we remain competitive in our compensation programs, we participate annually in market and banking compensation studies and model compensation with an external vendor for comparison. Furthering our philosophy to attract and retain talented and motivated employees who will continue to advance our purpose and contribute to our overall success, our compensation and benefits programs include: referral incentive programs, quarterly performance incentives, medical (including a digital clinic for joint and muscle care, telemedicine and behavioral health care services), dental and vision plans; a 401(k) deferred compensation plan, with matching contribution, which covers substantially all employees; flexible spending and health savings accounts; competitive paid time off “PTO” programs, including the opportunity to purchase additional PTO; and life insurance and a robust employee assistance program that supports employee well-being through personal and work-life issues. In addition, we offer supplemental benefits such as accident, critical illness and hospital indemnity policies, discounted bank services and an Employee Stock Purchase Plan.

We also invest in our employees’ future by sponsoring and prioritizing continued education throughout the Company’s employee ranks, including support of many bank-related certification programs and any required continuing education to support those certifications. Full-time and part-time employees are eligible for our education assistance program which covers tuition and textbooks for work-related courses taken through a community college or university. Employees are also able to participate in on-the-job learning, classroom learning, mentoring and other internal and external career development programs in order to advance or diversify their career paths throughout the organization. These programs focus on enhancing current skills, engaging and empowering our team members in their own career development and building our pipeline of leaders, bankers, commercial lenders and other financial professional roles.

We are committed to employee care and helping our employees improve their quality of life and place. As a result, we remain focused on continuous improvement throughout all departments in order to create positive outcomes and experiences for all. To support our focus on employee care, we have a paid family bonding leave program, a PTO donation program, flexible work guidelines, and career opportunities promoted throughout our footprint.

In order to develop and engage a workforce that aligns with our purpose, we regularly sponsor local community events. We believe that the well-being of our employees and their personal and professional development is furthered by our outreach to the communities we serve. Our employees’ desire for active community involvement enables us to sponsor many local community events and initiatives, including leading financial literacy classes in community schools and volunteering to enhance the arts, education, economic development, and overall community enrichment in our footprint.

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
We are also a “financial holding company” under the BHC Act, which permits us to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. These activities include underwriting and dealing in and making a market in securities (subject to certain limits and compliance procedures required by the so-called Volcker Rule provisions added by the Dodd-Frank Act, described below under “Other Aspects of the Dodd-Frank Act”), insurance underwriting, and merchant banking. Banks may also engage through financial subsidiaries in certain of the activities permitted for financial holding companies, subject to certain conditions. In order to continue as a financial holding company, we must continue to be well-capitalized, well-managed and maintain compliance with the Community Reinvestment Act.
As a financial holding company, we operated GABC Risk Management, Inc., a wholly-owned subsidiary (the “Captive”), as a pooled captive insurance company subsidiary to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible. On April 10, 2023, the Internal Revenue Service issued a proposed regulation impacting taxes on insurance companies under Section 831(b) of the Internal Revenue Code, both prospectively and retroactively, for a period of three years. As a result of the proposed regulation, the Company elected to decommission the Captive as an insurance company in December 2023 and subsequently dissolved the Captive as a corporation in the State of Nevada.
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
As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the Company adopted the “current expected credit losses” (“CECL”) accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. Beginning on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% was phased in on each of January 1, 2023 and January 1, 2024, and another 25% will be phased in on January 1, 2025 (at which time the adverse cumulative effects of adopting CECL will have been fully phased into our regulatory capital). Under these rules, the amount of adjustments to regulatory capital that could be deferred until the phase-in period included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank was well-capitalized throughout 2023, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no brokered deposits at December 31, 2023. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2023, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2023, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated herein by reference.

Section 201 of the Economic Growth, Relief and Consumer Protection Act of 2018 (the “Economic Growth Act”) simplified the regulatory capital requirements for eligible community banks and holding companies (which would include the Bank and the Company) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, by permitting those entities to opt-in to the community bank leverage ratio framework (the “CBLR framework”). The community bank leverage ratio is the ratio of a banking organization’s Tier 1 Capital to its average total consolidated assets, both as reported on the banking organization’s applicable regulatory filings. If this election is made, the Company and the Bank would satisfy their regulatory capital standards by calculating and reporting the community bank leverage ratio instead of the risk-weighted capital ratios and minimum leverage ratio currently required and would be deemed “well-capitalized” under the FRB’s and FDIC’s Prompt Corrective Action rules so long as they continue to satisfy the qualifying criteria of the CBLR framework. Despite this option, the Company intends to continue with its use of the existing layered ratio structure. Under either framework, the Company and the Bank would be considered well-capitalized under the applicable guidelines.
Future rulemaking and regulatory changes on capital requirements may impact the Company as it continues to grow and evaluate potential mergers and acquisitions.
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2023, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company approximately $175 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 8 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
In October 2023, the CFPB proposed a new rule that would require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make the data available to third parties, with the consumer’s express authorization, and through an interface that satisfies formatting, performance and security standards, for the purpose of the third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks that hold at least $850 million but less than $50 billion in total assets (which includes the Bank), compliance would be required approximately two and a half years after adoption of the final rule.
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
In October 2023, the federal banking regulators issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable to banks with less than $10 billion in assets, such as the Bank. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
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
The Bank is subject to a wide variety of other laws with respect to the operation of its businesses, and regulations adopted under those laws, including but not limited to the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Real Estate Settlement Procedures Act, TILA-RESPA Integrated Disclosure Rule, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (SAFE Act) and the John Warner National Defense Authorization Act. The laws and regulations to which we are subject are constantly under review by the U.S. Congress, the federal regulatory agencies, and the state authorities.

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
In October 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment was expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC’s amended restoration plan.
Cybersecurity
The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.
Under a final rule adopted by federal banking regulators in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s (i) ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, (ii) businesses and operations that would result in material loss, or (iii) operations that would impact the financial stability of the United States.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Indiana, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.
See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.
Climate-Related and Other ESG Developments
In recent years, federal, state and international lawmakers and regulators have increased their focus on a company’s risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures by public companies. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.
Future Legislation and Regulation
The U.S. Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more competitive. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material, adverse effect on our business, financial condition and results of operations.

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
•the soundness of other financial institutions and general investor sentiment regarding the stability of financial institutions;
•changes in our liquidity position;
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

The Company’s business, results of operations and financial condition may be adversely affected by epidemics, pandemics or other infectious disease outbreaks.

The Company may face risks related to epidemics, pandemics or other infectious disease outbreaks, which could result in a widespread health crisis that adversely affects general commercial activity, the global economy (including the states and local economies in which we operate) and financial markets. Epidemics, pandemics or other infectious disease outbreaks may result in the Company closing certain offices and may require us to limit how customers conduct business through our branch network. If our employees are required to work remotely, the Company will be exposed to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations. Furthermore, the Company’s business operations may be disrupted due to vendors and third-party service providers being unable to work or provide services effectively during such a health crisis, including because of illness, quarantines or other government actions.

In addition, epidemics, pandemics or other infectious disease outbreaks could significantly impact households and businesses, or cause limitations on commercial activity, increased unemployment and general economic and financial instability. An economic slow-down, or the reversal of an economic recovery, in the regions in which we conduct our business could result in declines in loan demand and collateral values. Furthermore, negative impacts on our customers caused by such a health crisis could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Moreover, governmental and regulatory actions taken in response to epidemics, pandemics or other infectious disease outbreaks may include decreased interest rates, which could adversely impact the Company’s interest margins and may lead to decreases in the Company’s net interest income.

The extent to which a widespread health crisis may impact the Company’s business, results of operations and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and severity of the crisis, the potential for seasonal or other resurgences, actions taken by governmental authorities and other third parties to contain and treat such epidemics, pandemics or other infectious disease outbreaks, and how quickly and to what extent normal economic and operating conditions can resume. Moreover, the effects of a widespread health crisis may heighten many of the other risks described in this “Risk Factors” section. As a result, the negative effects on the Company’s business, results of operations and financial condition from epidemics, a pandemics or other infectious disease outbreaks could be material.

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
Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other banks experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers (i) spread deposits among several different banks so as to maximize their amount of FDIC insurance, (ii) move deposits to larger banks (who may be considered “too big to fail”), or (iii) remove deposits from the banking system entirely. As of December 31, 2023, approximately 21% of our deposits were uninsured and uncollateralized. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
The value of securities in our investment securities portfolio may be negatively affected by market interest rates or disruptions in securities markets, and could affect our liquidity.

As market interest rates have increased, we have experienced significant unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, significant unrealized losses could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.
In addition, prices and volumes of transactions in the nation’s securities markets can be affected suddenly by economic crises, or by other national or international crises, such as national disasters, acts of war or terrorism, changes in commodities markets, or instability in foreign governments. Disruptions in securities markets may detrimentally affect the value of securities that we hold in our investment portfolio, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that declines in market value associated with these disruptions will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

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

The bank failures that occurred in 2023 highlighted the potential results of an insured depository institution unexpectedly having to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institution’s ability to satisfy its obligations to depositors. Uncertainty related to the stability and liquidity of banks has impacted the competitive landscape for deposits in the banking industry and may continue to impact competition for deposits in the future in an unpredictable manner. These possible impacts could adversely affect our future operating results, including net income, and negatively impact capital.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their ESG practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for the Company as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Risks Related to the Financial Services Industry

We operate in a highly regulated environment and changes in laws and regulations to which we are subject may adversely affect our results of operations.

The banking industry in which we operate is subject to extensive federal and state regulation and supervision, which vests a significant amount of discretion in the various regulatory authorities. Banking regulations are primarily intended to protect the funds of depositors, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations and supervisory guidance affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. The U.S. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, limit our ability to return capital to shareholders or conduct certain activities, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, enforcement actions or sanctions by regulatory agencies, significant fines and civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

In addition, we anticipate increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to negative developments in the banking industry over the course of 2023, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

See “Business - Regulation and Supervision” of Item 1 above for additional information.

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

General market fluctuations, industry factors and general economic and political conditions and events (including elevated inflation, interest rate changes, credit loss trends, or economic slowdowns or recessions) could also cause our stock price to decrease regardless of operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Our enterprise risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our processes and policies related to cybersecurity are focused on: (i) developing organizational understanding to manage cybersecurity risks, (ii) applying safeguards to protect our systems, (iii) detecting the occurrence of a cybersecurity incident, (iv) responding to a cybersecurity incident, and (v) recovering from a cybersecurity incident. Where appropriate, these processes and policies are integrated into our overall enterprise risk management systems and processes. For example, all of our employees with network access are required to complete information security and privacy training on an annual basis. We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection.

Other aspects of our cyber and information security risk management program include:

•Monitoring external and internal threats and events, managing access, facilitating use of appropriate authentication options, validating controls and programs by internal teams and independent third parties and testing various compromise scenarios that are overseen by our information security team;
•Investing in threat intelligence platforms and participating in financial services industry and government forums which track and report on cyber and other information security threats;
•Identifying those third-party relationships that have the greatest potential to expose the Company to cybersecurity threats and, upon identification, conducting additional due diligence as a part of establishing those relationships;
•Routinely performing vulnerability tests;
•Engaging independent consultants and other third-parties to assist the Company in establishing and improving its policies; and
•Conducting “tabletop” exercises with outside consultants at least annually to test the Company’s processes and policies and using feedback from those exercises to further improve our processes.

The Company also maintains insurance coverage for cybersecurity incidents as part of its overall insurance portfolio.

In the event of a cybersecurity incident, the Company maintains incident response plans to investigate, classify, respond to, and manage cybersecurity incidents that may compromise the availability or integrity of our information systems, network resources, or data. In accordance with the incident response plans, cross-functional management teams assess and assign a threat level to each cybersecurity incident. A cybersecurity incident (or incidents, if aggregated together) assigned a critical threat level is escalated to a committee consisting of the Company’s executive and certain other officers (for such purpose, the “Critical Threat Committee”) for review.

The Company has not experienced any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected the Company, including its business strategy, results of operations, or financial condition. However, cybersecurity attacks and other threats to the systems, networks, products and services of the Company, its customers and vendors, and other third parties could materially affect the Company in the future. See Item 1A. Risk Factors – Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could harm our business.

Governance

In exercising oversight over the Company’s information technology risks, including its cyber and information security program, our Board of Directors has established a Technology Committee that is led by the Company’s Chief Digital and Information Officer (“CDIO”) and is comprised of directors with technology industry backgrounds, all of the Company’s executive officers, the Company’s Information Security Officer (“ISO”) and the Company’s Chief Risk Officer. The Technology Committee

receives materials on a quarterly basis to address the identification and status of information technology cybersecurity risks. Each year, the full Board of Directors also receives a comprehensive update on the Company’s cyber and information security program.

Our CDIO leads the Company’s digital optimization and information technology initiatives. He is also responsible for driving the strategy, execution and integration of all banking and nonbanking technology, information and digital initiatives in alignment with the Company’s corporate business strategy. Our CDIO assumed his current role in January, 2022. Prior to that, he served as the Company’s Senior Vice President of Technology and Operations, where he lead the Company’s core processing and operations functions, and the development of technology-driven products and services. Our CDIO has over 20 years of technology and operations experience in the banking industry.

Our ISO oversees a team of employees dedicated to the prevention, detection, mitigation, and remediation of cybersecurity incidents. He joined the Company in September, 2022 with more than 20 years of technology and information security experience in banking and as a consultant, and holds a Certified Information Security Manager certification.

The Company’s Critical Threat Committee is responsible for evaluating the materiality of a cybersecurity incident based on criteria that has been reviewed with the Board of Directors, and for determining whether there are disclosure obligations under applicable securities laws. In the event that the Critical Threat Committee determines that a critical cybersecurity incident (or incidents, if aggregated together) is deemed to be material, the Critical Threat Committee will brief the Board of Directors and oversee the disclosure process. For all critical cybersecurity incidents that are not deemed to be material, the Critical Threat Committee will notify the Company’s Chairman and Chief Executive Officer to determine whether the Board of Directors will be notified of the critical incident during the next regularly-scheduled cybersecurity update to the Audit Committee, or sooner as circumstances warrant.

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 50 other locations in Southern Indiana and 27 in Kentucky. Of the 77 total locations, 59 are owned by the Company and 18 are leased from third parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

German American Bancorp, Inc.’s stock is traded on the Nasdaq Global Select Market under the symbol GABC.

The Common Stock was held of record by approximately 3,058 shareholders at February 20, 2024.

Transfer Agent:	Computershare Priority Processing 150 Royall St., Suite 101 Canton, MA 02021 (800) 884-4225	Shareholder Information and Corporate Office:	Terri Eckerle German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2023, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2023 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, First Internet Bancorp, First Savings Financial Corp., and First Capital, Inc. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2023
175.00
150.00
125.00
100.00
75.00
50.00
2018
2019
2020
2021
2022
2023
German American Bancorp, Inc.
Russell 2000 Index
Russell Microcap
Peer Group

Stock Repurchase Program Information
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2023.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2023	—	$—	—	1,000,000
November 2023	—	—	—	1,000,000
December 2023	—	—	—	1,000,000
Totals	—	$—	—
(1) On January 31, 2022, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares under this repurchase plan.

Equity Compensation Plan Information

See Item 12 of Part III of this Report for information regarding securities authorized for issuance under equity compensation plans.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 76 banking offices in 20 contiguous southern Indiana counties and 14 counties in Kentucky. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2021 through 2023 and its financial condition as of December 31, 2022 and 2023. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 16 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

Financial Overview
Net income for the year ended December 31, 2023 totaled $85,888,000, or $2.91 per share, an increase of $4,063,000, or approximately 5% on a per share basis, from the year ended December 31, 2022 net income of $81,825,000, or $2.78 per share. The increase in net income during 2023, compared with 2022, was primarily attributable to increased non-interest income, a decline in non-interest expenses (which was driven by higher expenses in 2022 as a result of the January 1, 2022 acquisition of CUB), and a lower provision for credit losses. The positive impact of those items was partially offset by a decline in net interest income resulting primarily from a reduced level of earning assets, which was somewhat mitigated by an improved net interest margin.

Net income for the year ended December 31, 2022 totaled $81,825,000, or $2.78 per share, a decline of $2,312,000, or approximately 12% on a per share basis, from the year ended December 31, 2021 net income of $84,137,000, or $3.17 per share. The change in net income during 2022, compared with 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The 2022 results of operations included acquisition-related expenses of $12,323,000 ($9,372,000 or $0.32 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $1.16 per share, on an after tax basis). The decline in per share net income for the year ended December 31, 2022, as compared to 2021, was also impacted by the Company’s January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being unemployment rate forecast, gross domestic product and agricultural producer price index as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. The impact of the changes in the unemployment and gross domestic product forecast range between December 31, 2023, and December 31, 2022, resulted in a decrease in the allowance for credit losses of approximately $400,000.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company’s scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgements or assumptions of qualitative loss factors that were utilized at December 31, 2023 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

SECURITIES VALUATION

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2023. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of December 31, 2023, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $1,337,000 and gross unrealized losses totaled approximately $275,765,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

NET INCOME

Net income for the year ended December 31, 2023 totaled $85,888,000, or $2.91 per share, an increase of $4,063,000, or approximately 5% on a per share basis, from the year ended December 31, 2022 net income of $81,825,000, or $2.78 per share. The increase in net income during 2023, compared with 2022, was primarily attributable to increased non-interest income, a decline in non-interest expenses (which was driven by higher expenses in 2022 as a result of the January 1, 2022 acquisition of CUB), and a lower provision for credit losses. The positive impact of those items was partially offset by a decline in net interest income resulting primarily from a reduced level of earning assets, which was somewhat mitigated by an improved net interest margin.

Net income for the year ended December 31, 2022 totaled $81,825,000, or $2.78 per share, a decline of $2,312,000, or approximately 12% on a per share basis, from the year ended December 31, 2021 net income of $84,137,000, or $3.17 per share. The change in net income during 2022, compared with 2021, was largely impacted by acquisition-related expenses for the CUB transaction that closed on January 1, 2022. The 2022 results of operations included acquisition-related expenses of $12,323,000 ($9,372,000 or $0.32 per share, on an after tax basis) and also included Day 1 provision for credit losses under the CECL model of $6,300,000 ($4,725,000 or $1.16 per share, on an after tax basis). The decline in per share net income for the year ended December 31, 2022, as compared to 2021, was also impacted by the Company’s January 1, 2022 issuance of approximately 2.9 million shares of common stock as part of the merger consideration in the CUB transaction.

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

During the year ended December 31, 2023, net interest income, on a non tax-equivalent basis, totaled $190,433,000, a decline of $10,151,000, or 5%, compared to the year ended December 31, 2022 net interest income of $200,584,000. The decline in net interest income during 2023 compared with 2022 was primarily attributable to a decline in average earning assets, driven by a reduced level of deposits which was somewhat offset by an improved net interest margin resulting from the rise in market interest rates.

During the year ended December 31, 2022, net interest income totaled $200,584,000, representing an increase of $39,754,000, or 25%, from the year ended December 31, 2021 net interest income of $160,830,000. The increase in net interest income during 2022 compared with 2021 was primarily attributable to a higher level of earning assets, driven in large part by the CUB acquisition, and an expansion of the Company’s net interest margin. The increase in net interest income was partially offset by a lower level of Paycheck Protection Program (“PPP”) loan fee recognition.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin for the year ended December 31, 2023 was 3.58% compared to 3.45% in 2022 and 3.31% in 2021. The improvement in the Company’s net interest margin during 2023 compared to 2022 of 13 basis points was primarily the result of a shift in the earning assets from the securities portfolio to higher yielding loans, which was somewhat reduced by the increasing cost of deposits as a result of the higher market interest rates.

The improvement in the Company’s net interest margin during 2022 compared to 2021 was largely attributable to improved yields on earning assets driven by increased market rates, which were partially mitigated by an increase in the overall cost of funds of the Company.

The Company’s net interest margin for all periods presented was impacted by the accretion of discounts on acquired loans. In 2022 and 2021, the Company’s net interest margin was also impacted by fees recognized as a part of the PPP. Fees recognized on PPP loans through net interest income totaled $873,000 during 2022 and $12,196,000 during 2021. The fees recognized related to the PPP contributed approximately 1 basis point to the net interest margin in 2022 and 24 basis points to the net interest margin in 2021. Accretion of discounts on acquired loans contributed approximately 5 basis points to the net interest margin in 2023 and 7 basis points during both 2022 and 2021. Accretion of discounts on acquired loans totaled $2,814,000 during 2023, $4,341,000 during 2022, and $3,476,000 during 2021.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for all periods presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$39,452	$1,677	4.25%	$458,230	$5,765	1.26%	$390,362	$488	0.12%

Securities:
Taxable	890,841	20,614	2.31%	1,015,958	20,453	2.01%	824,204	12,962	1.57%
Non-taxable	738,769	27,656	3.74%	844,772	29,810	3.53%	728,765	22,504	3.09%
Total Loans and Leases ⁽²⁾	3,835,157	213,195	5.56%	3,680,708	169,593	4.61%	3,072,302	139,378	4.54%

TOTAL INTEREST EARNING ASSETS	5,504,219	263,142	4.78%	5,999,668	225,621	3.76%	5,015,633	175,332	3.50%

Other Assets	578,399			559,949			397,147
Less: Allowance for Credit Losses	(44,744)			(45,587)			(43,073)

TOTAL ASSETS	$6,037,874			$6,514,030			$5,369,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,826,232	$28,378	1.55%	$2,013,969	$8,583	0.43%	$1,595,579	$1,789	0.11%
Savings Deposits and Money Market Accounts	1,229,019	12,106	0.99%	1,473,772	2,879	0.20%	1,106,692	885	0.08%
Time Deposits	588,142	16,432	2.79%	474,409	2,052	0.43%	412,935	2,281	0.55%
FHLB Advances and Other Borrowings	210,837	9,307	4.41%	159,029	4,828	3.04%	186,750	4,594	2.46%

TOTAL INTEREST-BEARING LIABILITIES	3,854,230	66,223	1.72%	4,121,179	18,342	0.45%	3,301,956	9,549	0.29%

Demand Deposit Accounts	1,553,082			1,738,349			1,378,647
Other Liabilities	46,456			44,436			46,170
TOTAL LIABILITIES	5,453,768			5,903,964			4,726,773

Shareholders’ Equity	584,106			610,066			642,934

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,037,874			$6,514,030			$5,369,707

COST OF FUNDS			1.20%			0.31%			0.19%

NET INTEREST INCOME		$196,919			$207,279			$165,783

NET INTEREST MARGIN			3.58%			3.45%			3.31%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $4,316, $6,972, and $15,761 for 2023, 2022 and 2021, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2023 compared to 2022 Increase / (Decrease) Due to ⁽¹⁾			2022 compared to 2021 Increase / (Decrease) Due to ⁽¹⁾
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$(8,748)	$4,660	$(4,088)	$99	$5,178	$5,277
Taxable Securities	(2,689)	2,849	160	3,399	4,093	7,492
Non-taxable Securities	(3,894)	1,741	(2,153)	3,852	3,453	7,305
Loans and Leases	7,365	36,237	43,602	28,001	2,214	30,215
Total Interest Income	(7,966)	45,487	37,521	35,351	14,938	50,289

Interest Expense:
Savings and Interest-bearing Demand	(1,590)	30,612	29,022	978	7,810	8,788
Time Deposits	605	13,775	14,380	310	(539)	(229)
FHLB Advances and Other Borrowings	1,871	2,608	4,479	(744)	978	234
Total Interest Expense	886	46,995	47,881	544	8,249	8,793

Net Interest Income	$(8,852)	$(1,508)	$(10,360)	$34,807	$6,689	$41,496

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

PROVISION FOR CREDIT LOSSES

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During 2023, the Company recorded a provision for credit losses of $2,550,000 compared with $6,350,000 during 2022 and a negative provision for credit losses of $6,500,000 during 2021.

During 2023, the provision for credit losses represented approximately 7 basis points of average loans. The lower provision recorded during 2023, as compared to 2022, was largely related to the resolution during the fourth quarter of 2023 of a single commercial borrowing relationship with minimal loss recognition for which the Company had established a significant reserve in previous periods. The Company realized net charge-offs of $2,953,000 or 8 basis points of average loans during 2023.

During 2022, the provision for credit losses represented approximately 17 basis points of average loans. The provision for credit losses in 2022 included $6,300,000 for the Day 1 CECL addition to the allocation for credit loss related to the CUB acquisition for the non-purchased with credit deterioration (“PCD”) loans. The Company realized net charge-offs of $2,316,000 or 6 basis points of average loans during 2022.

During 2021, the negative provision for credit losses represented approximately 21 basis points of average loans. The negative provision for credit losses in 2021 was largely due to declines in certain adversely criticized assets and improvement in certain pandemic-related stressed sectors for which the Company had provided significant levels of allowance for credit losses during 2020.

The provision for credit losses made during 2023 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors. Refer also to the sections entitled “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for credit losses.

NON-INTEREST INCOME

During the year ended December 31, 2023, non-interest income increased $1,128,000 or 2% from the year ended December 31, 2022. During the year ended December 31, 2022, non-interest income declined $329,000, or 1%, from the year ended December 31, 2021.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2023	2022	2021	2022	2021
Wealth Management Fees	$11,711	$10,076	$10,321	16%	(2)%
Service Charges on Deposit Accounts	11,538	11,457	7,723	1	48
Insurance Revenues	9,596	10,020	9,268	(4)	8
Company Owned Life Insurance	1,731	2,264	1,529	(24)	48
Interchange Fee Income	17,452	15,820	13,116	10	21
Other Operating Income	5,830	5,116	6,991	14	(27)
Subtotal	57,858	54,753	48,948	6	12
Net Gains on Sales of Loans	2,363	3,818	8,267	(38)	(54)
Net Gains on Securities	40	562	2,247	(93)	(75)
TOTAL NON-INTEREST INCOME	$60,261	$59,133	$59,462	2	(1)

Wealth management fees increased $1,635,000, or 16%, during 2023 compared with 2022. The increase during 2023 was largely attributable to increased assets under management within the Company’s wealth management group as compared with 2022. Wealth management fees declined $245,000, or 2%, during 2022 compared with 2021.

Service charges on deposit accounts increased $81,000, or 1%, during 2023 compared to 2022. Service charges on deposit accounts increased $3,734,000, or 48%, during 2022 compared to 2021. The increase during 2022 compared with 2021 was the result of the CUB acquisition as well as increased deposit customer activity.

Insurance revenues declined $424,000, or 4%, during 2023 compared with 2022, which was primarily attributable to decreased contingency revenue. Contingency revenue during 2023 totaled $955,000 compared with $1,641,000 during 2022. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Insurance revenues increased $752,000, or 8%, during 2022 compared with 2021, which was the result of increased contingency revenue as well as increases across multiple lines of business.

Company owned life insurance decreased $533,000, or 24%, during 2023 compared with 2022. The decline in 2023 was primarily the result of a decrease in the death benefit claims received compared with 2022. Company owned life insurance revenue increased $735,000, or 48%, during 2022 compared with 2021. The increase during 2022 compared with 2021 was largely related to death benefits received from life insurance policies during 2022 and to the CUB acquisition.

Interchange fee income increased $1,632,000, or 10%, during the year ended December 31, 2023 compared with 2022. The increase in the level of fees during 2023 compared with 2022 was due to increased card utilization by customers. Interchange fees increased $2,704,000, or 21%, during 2022 compared with 2021. The increased level of fees during 2022 compared with 2021 was related to the CUB acquisition as well as increased card utilization by customers.

Other operating income increased by $714,000, or 14%, during 2023 compared with 2022. The increase during 2023 was largely attributable to the gain on sale of real estate related to the consolidation of various branch office facilities. Other operating income declined $1,875,000, or 27%, during 2022 compared with 2021. This decline was primarily attributable to the net gain of $1.4 million related to the sale of the two branch office locations during the third quarter of 2021 and to a lower level of interest rate swap transaction fees with loan customers.

Net gains on sales of loans declined $1,455,000, or 38%, during the year ended December 31, 2023 compared with 2022. The decline during 2023 compared with 2022 was related to both a lower volume of loans sold and lower pricing levels. Net gains on sales of loans declined $4,449,000, or 54%, during the year ended December 31, 2022 compared with 2021. The decline in 2022 compared with 2021 was generally attributable to a lower volume of loans sold and lower pricing levels. Loan sales totaled $109.0 million during 2023, $168.1 million during 2022, and $266.0 million during 2021.

The Company realized $40,000 in gains on sales of securities during 2023 compared with $562,000 during 2022 and $2,247,000 during 2021. The net gains on sales of securities in all periods presented were completed as part of adjustments in allocations within the normal course of business of securities portfolio management.

NON-INTEREST EXPENSE

During the year ended December 31, 2023, non-interest expense totaled $144,497,000, a decrease of $9,694,000, or 6%, compared with the year ended December 31, 2022. During the year ended December 31, 2022, non-interest expense totaled $154,191,000, an increase of $30,184,000, or 24%, compared with the year ended December 31, 2021. The 2022 non-interest expenses included approximately $12,323,000 of non-recurring acquisition-related expenses for the acquisition of CUB.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2023	2022	2021	2022	2021
Salaries and Employee Benefits	$83,244	$84,145	$68,570	(1)%	23%
Occupancy, Furniture and Equipment Expense	14,467	14,921	14,831	(3)	1
FDIC Premiums	2,829	1,860	1,419	52	31
Data Processing Fees	11,112	15,406	7,611	(28)	102
Professional Fees	5,575	6,295	5,009	(11)	26
Advertising and Promotion	4,857	4,416	4,197	10	5
Intangible Amortization	2,840	3,711	2,731	(23)	36
Other Operating Expenses	19,573	23,437	19,639	(16)	19
TOTAL NON-INTEREST EXPENSE	$144,497	$154,191	$124,007	(6)	24

Salaries and benefits declined $901,000, or 1%, during the year ended December 31, 2023 compared with 2022. The decline in salaries and benefits during 2023 compared with 2022 was largely related to approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature in 2022 related to the CUB acquisition. Salaries and benefits increased $15,575,000, or 23%, during 2022 compared with 2021. The increase in salaries and benefits during 2022 compared with 2021 was largely attributable to the CUB acquisition, including the aforementioned acquisition-related salary and benefit costs of a non-recurring nature, with the remainder of the increase due primarily to the salaries and benefits costs for the CUB employee base.

FDIC premiums increased $969,000, or 52%, during the year ended December 31, 2023 compared with 2022. The increase during 2023 compared with 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023. FDIC premiums increased $441,000, or 31%, during 2022 compared with 2021. This increase is primarily attributable to an increase in total assessable assets from the acquisition of CUB as well as organic growth.

Data processing fees declined $4,294,000, or 28%, during the year ended December 31, 2023 compared with the year ended December 31, 2022. The decline during 2023 compared with 2022 was largely driven by acquisition-related costs associated with the CUB transaction, which totaled approximately $4,982,000 during 2022. Data processing fees increased $7,795,000, or 102%, during the year ended December 31, 2022 compared with 2021. The increase during 2022 compared with 2021 was largely driven by the aforementioned acquisition-related costs along with the CUB operating costs and costs related to continued data system enhancements.

Professional fees declined $720,000, or 11%, during the year ended December 31, 2023 compared with the year ended December 31, 2022. The decline during 2023 compared with 2022 was primarily due to merger-related professional fees associated with the CUB acquisition that totaled approximately $1,802,000 in 2022, which were partially mitigated by increased legal and other professional fees during 2023. Professional fees increased $1,286,000, or 26%, during 2022 compared with 2021. The increase during 2022 was primarily due to professional fees associated with the CUB acquisition. Merger and acquisition-related professional fees totaled approximately $1,802,000 during 2022 compared with $678,000 during 2021.

Other operating expenses declined $3,864,000, or 16%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decline during 2023 compared with 2022 was attributable to acquisition-related costs that totaled approximately $3,862,000 in 2022. The acquisition-related costs were primarily vendor contract termination costs. Other operating expenses increased $3,798,000, or 19%, during the year ended December 31, 2022 compared with 2021. The increase in 2022 compared to 2021 was primarily attributable to the aforementioned acquisition-related costs and operating costs associated with CUB.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 17.1%, 17.5%, and 18.1%, respectively, in 2023, 2022, and 2021. The effective tax rate in all periods is lower than the blended statutory rate. The lower effective rate in all periods primarily resulted from the Company’s tax-exempt investment income on securities, loans, and company owned life insurance, income tax credits generated by investments in affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

See Note 10 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2023, shareholders’ equity increased by $105.2 million to $663.6 million compared with $558.4 million at year-end 2022. The increase in shareholders’ equity was partially attributable to the increase in retained earnings of $56.5 million due to net income of $85.9 million during 2023, which was partially offset by the payment of $29.4 million in shareholder dividends. The increase in shareholders’ equity was also attributable to an increase in accumulated other comprehensive income (“AOCI”) of $46.4 million related to an increase in value of the Company’s available-for-sale securities portfolio.

Shareholders’ equity represented 10.8% of total assets at December 31, 2023 and 9.1% of total assets at December 31, 2022. Shareholders’ equity included $186.7 million of goodwill and other intangible assets at December 31, 2023 compared to $189.8 million of goodwill and other intangible assets at December 31, 2022.

In January 2022, the Company’s Board of Directors approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the repurchase plan.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At December 31, 2023, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	12/31/2023 Ratio	12/31/2022 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.50%	15.45%	8.00%	N/A
Bank	14.76	14.07	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.97%	13.97%	6.00%	N/A
Bank	14.04	13.42	6.00	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.26%	13.26%	4.50%	N/A
Bank	14.04	13.42	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.75%	10.50%	4.00%	N/A
Bank	11.03	10.09	4.00	5.00%
(1) Excludes capital conservation buffer.

As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the Company adopted the CECL accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As a result, on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% was phased in on each of January 1, 2023 and January 1, 2024, and another 25% will be phased in on January 1, 2025 (at which time the cumulative effects of adopting CECL will have been fully phased into our regulatory capital). Under the five-year transition option, the amount of adjustments to regulatory capital that could be deferred until the phase-in period began included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

USES OF FUNDS

LOANS

December 31, 2023 total loans increased $189.3 million, or 5%, compared with December 31, 2022. The increase in total loans at December 31, 2023 compared with year-end 2022 was broad-based across most segments of the portfolio. Commercial real estate loans increased $155.0 million, or 8%, agricultural loans grew $6.4 million, or 2%, and retail loans increased $42.9 million, or 6%. Partially offsetting these increases was a modest decline in commercial and industrial loans of $15.0 million, or 2%, as line of credit utilization remains muted.

December 31, 2022 total loans increased $780.7 million, or 26%, compared with December 31, 2021. The increase in total loans at December 31, 2022 compared with year-end 2021 was largely due to the acquisition of CUB and organic loan growth from throughout the Company’s existing market areas, partially offset by a decrease in PPP loans.

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. As reflected in the table below, over the past several years (including 2023), the composition of the loan portfolio has remained relatively stable and diversified.

The portfolio is most heavily concentrated in commercial real estate loans at 53% of the portfolio in 2023, followed by commercial and industrial loans at 17% of the portfolio, and agricultural loans at 11% of the portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Commercial and Industrial Loans and Leases	$661,529	$676,502	$548,350	$694,437	$589,758
Commercial Real Estate Loans	2,121,835	1,966,884	1,530,677	1,467,397	1,495,862
Agricultural Loans	423,803	417,413	358,150	376,186	384,526
Home Equity and Consumer Loans	407,889	377,164	307,184	297,702	306,972
Residential Mortgage Loans	362,844	350,682	263,565	256,276	304,855
Total Loans	3,977,900	3,788,645	3,007,926	3,091,998	3,081,973
Less: Unearned Income	(6,818)	(3,711)	(3,662)	(3,926)	(4,882)
Subtotal	3,971,082	3,784,934	3,004,264	3,088,072	3,077,091
Less: Allowance for Credit Losses	(43,765)	(44,168)	(37,017)	(46,859)	(16,278)
Loans, Net	$3,927,317	$3,740,766	$2,967,247	$3,041,213	$3,060,813
Net PPP Loans (Included in Commercial and Industrial Loans above)	—	—	19,450	181,984	—

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	17%	18%	18%	23%	19%
Commercial Real Estate Loans	53%	52%	51%	47%	49%
Agricultural Loans	11%	11%	12%	12%	12%
Home Equity and Consumer Loans	10%	10%	10%	10%	10%
Residential Mortgage Loans	9%	9%	9%	8%	10%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in southern Indiana and central and western Kentucky. Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a reasonable proximity of the Company’s primary market and are granted on a selective basis.

PPP loans, which were originated in 2020 and early 2021, were made to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. Loans covered by the PPP, which was administered by the Small Business Administration (“SBA”) under the provisions of the CARES Act, were eligible for loan forgiveness if program guidelines were met. The Company actively participated in assisting its customers with PPP funding during the program. PPP loans are reflected in Commercial and Industrial Loans and Leases in the table above.

While commercial real estate (“CRE”) is the largest component of the Company’s loan portfolio, it is well-diversified over numerous property types. Specifically, the commercial real estate loan portfolio, as a percentage of the CRE portfolio and total loans at December 31, 2023, included the following property types: multi-family dwellings (21% of CRE portfolio and 11% of total loans); single family investment properties (12% of CRE portfolio and 7% of total loans); retail space (14% of CRE portfolio and 7% of total loans); office real estate (8% of CRE portfolio and 4% of total loans); lodging (6% of CRE portfolio and 3% of total loans); healthcare facilities (7% of CRE portfolio and 4% of total loans); and land development and construction (6% of CRE portfolio and 3% of total loans). The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied at December 31, 2023 (which is 41% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which is 12% of the Company’s total loan portfolio).

The commercial real estate loan portfolio, as a percentage of the CRE portfolio and total loans at December 31, 2022, included the following property types: multi-family dwellings (20% of CRE portfolio and 11% of total loans); single family investment properties (14% of CRE portfolio and 7% of total loans); retail space (13% of CRE portfolio and 7% of total loans); office real estate (7% of CRE portfolio and 4% of total loans); lodging (6% of CRE portfolio and 3% of total loans); healthcare facilities (6% of CRE portfolio and 3% of total loans); and land development and construction (5% of CRE portfolio and 3% of total loans). The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 78% of the CRE portfolio being non-owner occupied at December 31, 2022 (which is 40% of the Company’s overall loan portfolio), and 22% of the CRE portfolio being owner occupied (which is 12% of the Company’s total loan portfolio).

Commercial real estate loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Like much of the Bank’s lending activities, the underwriting standards for commercial real estate are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, our management examines market conditions and current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. As discussed above, the properties securing our commercial real estate portfolio are diverse in terms of property type, occupancy type, and geographic location. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single market or industry. Management will continue to monitor and evaluate commercial real estate loans based on collateral, geography and risk grade criteria.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2023, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$845,677	$1,601,441	$771,576	$3,218,694

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$824,511	$1,548,506

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2023	%	2022	%	2021	%

Federal Funds Sold and Other Short-term Investments	$36,525	2%	$41,905	2%	$349,717	16%
U.S. Treasury	—	—	64,097	3	—	—
Obligations of State and Political Subdivisions	889,940	47	939,193	44	896,048	40
MBS/CMO	761,025	40	846,519	40	797,693	36
US Gov’t Sponsored Entities & Agencies	220,295	11	245,017	11	175,457	8
Equity Securities	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾
Total Securities Portfolio	$1,908,138	100%	$2,137,084	100%	$2,219,268	100%
(1)n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, decreased $229.0 million, or 11%, at year-end 2023 compared to year-end 2022 and decreased $82.2 million, or 4%, at year-end 2022 compared to year-end 2021. The decline in the available for sale portfolio during 2023 compared with 2022 was primarily the result of the Company’s utilization of cash flows of approximately $171 million from the securities portfolio to fund loan growth and overall modest deposit declines. The decline in 2023 was broad-based across all areas of the investment portfolio. Mortgage related securities declined $85.5 million, or 10%, obligations of state and political subdivisions declined $49.3 million, or 5%, and US treasuries declined $64 million, or 100%, as compared to 2022. The decline from year-end 2022 compared with year-end 2021 was primarily attributable to the decrease in federal funds sold which is partially offset by the increase in amortized cost of obligations of state and political subdivisions, agency issued mortgage related securities and collateralized and uncollateralized federal agency securities.

The investment portfolio continues to be relatively balanced with agency issued mortgage related securities and collateralized and uncollateralized federal agency securities totaling $981.3 million, or 51% of the total securities portfolio at December 31, 2023. The Company’s level of obligations of state and political subdivisions increased to $889.9 million, or 47% of the portfolio at December 31, 2023.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2023	2022	2021
U.S. Treasury	$—	$64,119	$—
Obligations of State and Political Subdivisions	768,875	777,852	925,706
MBS/CMO	645,040	714,681	791,950
US Gov’t Sponsored Entities & Agencies	182,917	205,017	171,961
Total Securities	$1,596,832	$1,761,669	$1,889,617

As discussed above, the Company utilized cash flows from the available for sale portfolio to fund loan growth and an overall modest decline in deposits. This cash flow utilization drove the decline in carrying value in the available for sale portfolio from 2023 to 2022, which was slightly offset by the fair value adjustments in the portfolio due to the change in interest rates. The decline in the available for sale portfolio during 2022 compared with 2021 was largely attributable to fair value adjustments in the portfolio caused by the rise in market interest rates. The Company’s $1.597 billion available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2023 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

Maturities and Average Yields of Securities at December 31, 2023
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$—	—%	$—	—%	$—	—%	$—	—%
Obligations of State and Political Subdivisions	1,768	3.72%	17,548	4.28%	65,213	3.26%	805,411	3.01%
MBS/CMO	—	—%	35,091	2.72%	31,116	2.22%	694,818	1.77%
US Gov’t Sponsored Entities & Agencies	333	2.48%	8,675	1.14%	12,094	2.94%	199,193	1.82%
Total Securities	$2,101	3.52%	$61,314	2.94%	$108,423	2.93%	$1,699,422	2.36%
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

Contractual and Other Obligations	Payments Due In
(dollars in thousands)	One Year or Less	Over One Year	Total
Deposits without Stated Maturities	$4,485,921	$—	$4,485,921
Time Deposits	707,978	59,064	767,042
Federal Home Loan Bank Advances	25,000	25,000	50,000
Other Borrowings (Subordinated Notes and Debentures)	—	81,220	81,220
Federal Funds Purchased	25,000	—	25,000
Securities Sold under Repurchase Agreements	40,968	—	40,968
Lease Obligations	1,775	8,133	9,908
Total Contractual and Other Obligations	$5,286,642	$173,417	$5,460,059

In the normal course of business, the Company makes commitments to extend credit and commitments to sell loans, which are not reflected in its consolidated financial statements. For further information about such commitments, see Note 14 (Commitments and Off-balance Sheet Items) in Notes to the Consolidated Financial Statements included in Item 8 of this Report.

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits. Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000. Other deposit sources include certificates of deposit of $100,000 or more. The deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 21% of total deposits.

Other funding sources include overnight borrowings from other financial institutions and securities sold under agreement to repurchase. The membership of the Company’s affiliate bank in the Federal Home Loan Bank System provides a significant additional source for both long and short-term collateralized borrowings. In addition, the Company, as a separate and distinct corporation from its bank and other subsidiaries, also has the ability to borrow funds from other financial institutions and to raise debt or equity capital from the capital markets and other sources. The following pages contain a discussion of changes in funding sources.

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2023	2022	2021	2023	2022
Demand Deposits
Non-interest-bearing	$1,553,082	$1,738,349	$1,378,647	(11)%	26%
Interest-bearing	1,826,232	2,013,969	1,595,579	(9)	26
Savings Deposits	572,623	640,653	460,945	(11)	39
Money Market Accounts	656,396	833,119	645,747	(21)	29
Other Time Deposits	257,736	262,764	226,419	(2)	16
Total Core Deposits	4,866,069	5,488,854	4,307,337	(11)	27
Certificates of Deposits of $100,000 or more	330,406	211,645	186,516	56	13
FHLB Advances and Other Borrowings	210,837	159,029	186,750	33	(15)
Total Funding Sources	$5,407,312	$5,859,528	$4,680,603	(8)	25

Maturities of certificates of deposit of $100,000 or more are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 - 6 Months	6 - 12 Months	Over 12 Months	Total
December 31, 2023	$119,055	$117,165	$222,396	$19,349	$477,965

CORE DEPOSITS

The Company’s overall level of average core deposits declined approximately $622.8 million, or 11%, during 2023 compared with 2022. The Company’s overall level of period-end core deposits declined approximately $381.8 million, or 7%, during 2023 compared with 2022. Competitive deposit pricing in the marketplace as well as customers actively looking for yield opportunities within and outside the banking industry are contributing factors to the decline in total deposits over the course of the past year. A meaningful level of the outflow of deposits experienced during the past year was captured within the Company’s wealth management group.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to a higher interest rate environment. Core deposits continue to represent a significant funding source for the Company’s operations and represented 90% of average total funding sources during 2023 compared with 94% during 2022 and 92% during 2021.

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

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits declined 12% during 2023 following 28% growth during 2022. Average demand, savings, and money market deposits totaled $4.608 billion or 95% of core deposits (85% of total funding sources) in 2023 compared with $5.226 billion or 95% of core deposits (89% of total funding sources) in 2022 and $4.080 billion or 95% of core deposits (87% of total funding sources) in 2021.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits declined by 2% during 2023 following an increase of 16% during 2022. Other time deposits comprised 5% of core deposits in all periods presented.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more are an additional source of other funding for the Company’s bank subsidiary and are used as both long-term and short-term funding sources. On an average basis, large denomination certificates increased $118.8 million, or 56%, during 2023. This follows an increase of $25.1 million, or 13% during 2022. Large certificate deposits comprised approximately 6% of average total funding sources in 2023 compared with 4% in 2022 and 4% in 2021. On an end of period basis, certificates of deposits in denominations of $100,000 or more increased $284.7 million, or 147%, during 2023 compared to an increase of $47.8 million, or 33%, during 2022. As previously discussed, customers seeking higher yield opportunities were a contributing factor to growth in this category of the Company’s funding sources.

The Company had no brokered deposits as of December 31, 2023 and 2022. The Company participates in a reciprocal deposit program. Reciprocal Deposits totaled $77.9 million at December 31, 2023 and $42.6 million at December 31, 2022.

FHLB advances and other borrowings represent an important source of other funding for the Company. Average borrowed funds increased $51.8 million, or 33%, during 2023 compared to a decline of $27.8 million, or 15%, during 2022. Borrowings comprised approximately 4% of average total funding sources during 2023 compared with 3% in 2022 and 4% in 2021.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $500 million at the FHLB, but availability at December 31, 2023 was limited to approximately $226 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $200 million at the Federal Reserve Bank as of December 31, 2023, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

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

At year-end 2023, the Company had available to it a $15 million revolving line of credit facility that will mature on September 25, 2024. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon term SOFR rate plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2023.

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

The Company maintains an allowance for credit losses to cover management’s estimate of all expected credit losses over the expected contractual life of the loan portfolio. Management estimates the required level of allowance for credit losses using past loan loss experience, information about specific borrower situations and estimated collateral values, along with reasonable and supportable forecasts, judgmentally adjusted for economic, external and internal quantitative and qualitative factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; and changes in experience, ability and depth of lending management and staff. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

Allowance for Credit Losses (dollars in thousands)	Years Ended December 31,
	2023	2022	2021	2020	2019

Balance of Allowance for Expected Credit Losses at Beginning of Period	$44,168	$37,017	$46,859	$16,278	$15,823
Impact of adopting ASC 326	—	—	—	8,767	—
Impact of adopting ASC 326 - PCD loans	—	—	—	6,886	—
Loans Charged-off:
Commercial and Industrial Loans and Leases	1,792	1,149	2,777	2,119	3,810
Commercial Real Estate Loans	56	79	10	36	320
Agricultural Loans	27	—	—	—	—
Home Equity and Consumer Loans	1,858	1,598	1,003	942	1,155
Residential Mortgage Loans	58	24	45	39	117
Total Loans Charged-off	3,791	2,850	3,835	3,136	5,402

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	154	26	61	23	56
Commercial Real Estate Loans	76	24	40	129	29
Agricultural Loans	—	—	—	—	—
Home Equity and Consumer Loans	605	479	359	358	440
Residential Mortgage Loans	3	5	33	4	7
Total Recoveries	838	534	493	514	532

Net Loans Recovered (Charged-off)	(2,953)	(2,316)	(3,342)	(2,622)	(4,870)
Acquisition of Citizens Union Bank of Shelbyville, KY - PCD Loans	—	3,117	—	—	—
Additions to Allowance Charged to Expense	2,550	6,350	(6,500)	17,550	5,325
Balance at End of Period	$43,765	$44,168	$37,017	$46,859	$16,278

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.08%	0.06%	0.11%	0.08%	0.17%
Provision for Credit Losses to Average Loans Outstanding	0.07%	0.17%	(0.21)%	0.55%	0.18%
Allowance for Credit Losses to Total Loans at Year-end	1.10%	1.17%	1.23%	1.52%	0.53%

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2023	2022	2021	2020	2019
Commercial and Industrial Loans and Leases	$8,267	$13,958	$9,754	$6,645	$4,799
Commercial Real Estate Loans	25,923	21,598	19,245	29,878	4,692
Agricultural Loans	3,837	4,188	4,505	6,756	5,315
Home Equity and Consumer Loans	2,976	2,196	1,808	1,636	634
Residential Mortgage Loans	2,762	2,228	1,705	1,944	333
Unallocated	—	—	—	—	505

Total Allowance for Credit Losses	$43,765	$44,168	$37,017	$46,859	$16,278

The Company’s allowance for credit losses totaled $43.8 million at December 31, 2023 compared to $44.2 million at December 31, 2022. The allowance for credit losses represented 1.10% of period-end loans at December 31, 2023 compared with 1.17% of period-end loans at December 31, 2022.

The Company adopted ASU No. 2016-13, Financial instruments - Credit Losses (Topic 326) on January 1, 2020. The Company added $9.4 million to the allowance for credit losses in conjunction with the closing of the CUB acquisition on January 1, 2022 related to the CUB loan portfolio. Of the increase in allowance for credit losses for the CUB portfolio, $6.3 million was recorded through the provision for credit losses on “Day 1” under the CECL model for non-PCD loans. The Company also acquired $29.9 million in PCD loans (at time of acquisition) for which the company recorded a credit adjustment of $3.1 million which was included in the allowance for credit losses.

The Company realized net charge-offs of $2,953,000, or 0.08% of average loans outstanding, during 2023 compared with $2,316,000, or 0.06% of average loans outstanding, during 2022 and $3,342,000, or 0.11% of average loans outstanding, during 2021.

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

Non-performing Assets	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Non-accrual Loans	$9,136	$12,888	$14,602	$21,507	$13,802
Past Due Loans (90 days or more and accruing)	55	1,427	156	—	190
Total Non-performing Loans	9,191	14,315	14,758	21,507	13,992
Other Real Estate	—	—	—	325	425
Total Non-performing Assets	$9,191	$14,315	$14,758	$21,832	$14,417

Restructured Loans	$—	$—	$104	$111	$116
Non-performing Loans to Total Loans	0.23%	0.38%	0.49%	0.70%	0.45%
Allowance for Credit Losses to Non-performing Loans	476.17%	308.54%	250.83%	217.88%	116.34%

The following tables present an analysis of the Company’s non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Commercial and Industrial Loans and Leases	$3,707	$7,936	$10,530	$8,133	$4,940
Commercial Real Estate Loans	1,889	1,950	2,243	10,188	3,433
Agricultural Loans	879	1,062	1,136	1,915	2,739
Home Equity Loans	1,033	310	24	271	79
Consumer Loans	253	400	82	170	115
Residential Mortgage Loans	1,375	1,230	587	830	2,496
Total	$9,136	$12,888	$14,602	$21,507	$13,802

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2023	2022	2021	2020	2019

Commercial and Industrial Loans and Leases	$—	$1,427	$—	$—	$190
Commercial Real Estate Loans	55	—	156	—	—
Agricultural Loans	—	—	—	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$55	$1,427	$156	$—	$190

Non-performing assets totaled $9.2 million, or 0.15% of total assets, at December 31, 2023 compared to $14.3 million, or 0.23% of total assets, at December 31, 2022 and compared to $14.8 million, or 0.26% of total assets, at December 31, 2021.  Non-performing loans totaled $9.2 million, or 0.23% of total loans, at December 31, 2023 compared with $14.3 million, or 0.38% of total loans, at December 31, 2022 and compared with $14.8 million, or 0.49% of total loans, at December 31, 2021.

The decline in the level of non-performing commercial and industrial loans and leases during 2023 was primarily attributable to the resolution of a single commercial borrowing relationship with minimal loss recognition for which the Company had established a significant reserve in previous periods. The decline in the level of non-performing commercial and industrial loans and leases during 2022 was primarily attributable to certain credits that were either charged-off or paid off, which were in non-accrual status.

For additional detail on individually analyzed loans, see Note 4 (Loans) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2023 was $231,000. The gross interest income that would have been recognized in 2023 on non-performing loans if the loans had been current in accordance with their original terms was $1,313,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

Interest Rate Sensitivity as of December 31, 2023 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$201,181	(0.34)%
+1%	202,136	0.14
Base	201,862	—
-1%	199,444	(1.20)
-2%	196,374	(2.72)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2023 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2023 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$575,830	(17.25)%	10.72%	(140) b.p.
+1%	637,347	(8.41)	11.48	(64) b.p.
Base	695,888	—	12.12	—
-1%	743,599	6.86	12.54	42 b.p.
-2%	770,311	10.69	12.60	48 b.p.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 4, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the estimated life of the loans. In order to estimate the expected credit losses, the Company utilizes a loss estimation model. The Company utilizes the static pool methodology for determining the allowance for credit losses. The static pool methodology tracks loan pool by segment over a period of time to calculate a loss rate. Loss rates are then qualitatively adjusted for current conditions and reasonable and supportable forecast. Commercial and agricultural loans graded special mention and substandard are also adjusted based on a migration analysis technique.

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

Crowe LLP

We have served as the Company’s auditor since 1977.

Louisville, Kentucky
February 27, 2024

Consolidated Balance Sheets
Dollars in thousands, except share and per share data

	December 31,

	2023	2022
ASSETS
Cash and Due from Banks	$78,805	$75,476
Federal Funds Sold and Other Short-term Investments	36,525	41,905
Cash and Cash Equivalents	115,330	117,381

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,871,260 for December 31, 2023; Amortized Cost $2,094,826 for December 31, 2022; No Allowance for Credit Losses)	1,596,832	1,761,669
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	5,226	8,600

Loans	3,977,900	3,788,645
Less: Unearned Income	(6,818)	(3,711)
Allowance for Credit Losses	(43,765)	(44,168)
Loans, Net	3,927,317	3,740,766

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,687	15,037
Premises, Furniture and Equipment, Net	106,776	112,237
Other Real Estate	—	—
Goodwill	180,357	180,357
Intangible Assets	6,307	9,426
Company Owned Life Insurance	85,840	83,998
Accrued Interest Receivable and Other Assets	112,673	125,667

TOTAL ASSETS	$6,152,198	$6,155,991

LIABILITIES
Non-interest-bearing Demand Deposits	$1,493,160	$1,691,804
Interest-bearing Demand, Savings, and Money Market Accounts	2,992,761	3,229,778
Time Deposits	767,042	428,469

Total Deposits	5,252,963	5,350,051

FHLB Advances and Other Borrowings	193,937	203,806
Accrued Interest Payable and Other Liabilities	41,740	43,741

TOTAL LIABILITIES	5,488,640	5,597,598

Commitments and Contingencies (See Note 14)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,585	29,493
Additional Paid-in Capital	389,411	387,171
Retained Earnings	461,622	405,167
Accumulated Other Comprehensive Income (Loss)	(217,060)	(263,438)

TOTAL SHAREHOLDERS’ EQUITY	663,558	558,393

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,152,198	$6,155,991

End of period shares issued and outstanding	29,584,709	29,493,193

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2023	2022	2021
INTEREST INCOME

Interest and Fees on Loans	$212,517	$169,158	$139,151
Interest on Federal Funds Sold and Other Short-term Investments	1,677	5,765	488
Interest and Dividends on Securities:
Taxable	20,614	20,453	12,962
Non-taxable	21,848	23,550	17,778

TOTAL INTEREST INCOME	256,656	218,926	170,379

INTEREST EXPENSE

Interest on Deposits	56,916	13,514	4,955
Interest on FHLB Advances and Other Borrowings	9,307	4,828	4,594

TOTAL INTEREST EXPENSE	66,223	18,342	9,549

NET INTEREST INCOME	190,433	200,584	160,830

Provision for Credit Losses	2,550	6,350	(6,500)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	187,883	194,234	167,330

NON-INTEREST INCOME

Wealth Management Fees	11,711	10,076	10,321
Service Charges on Deposit Accounts	11,538	11,457	7,723
Insurance Revenues	9,596	10,020	9,268
Company Owned Life Insurance	1,731	2,264	1,529
Interchange Fee Income	17,452	15,820	13,116
Other Operating Income	5,830	5,116	6,991
Net Gains on Sales of Loans	2,363	3,818	8,267
Net Gains on Securities	40	562	2,247

TOTAL NON-INTEREST INCOME	60,261	59,133	59,462

NON-INTEREST EXPENSE

Salaries and Employee Benefits	83,244	84,145	68,570
Occupancy Expense	10,887	11,223	11,081
Furniture and Equipment Expense	3,580	3,698	3,750
FDIC Premiums	2,829	1,860	1,419
Data Processing Fees	11,112	15,406	7,611
Professional Fees	5,575	6,295	5,009
Advertising and Promotion	4,857	4,416	4,197
Intangible Amortization	2,840	3,711	2,731
Other Operating Expenses	19,573	23,437	19,639

TOTAL NON-INTEREST EXPENSE	144,497	154,191	124,007

Income before Income Taxes	103,647	99,176	102,785
Income Tax Expense	17,759	17,351	18,648

NET INCOME	$85,888	$81,825	$84,137

Basic Earnings per Share	$2.91	$2.78	$3.17
Diluted Earnings per Share	$2.91	$2.78	$3.17

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Dollars in thousands

	Years Ended December 31,
	2023	2022	2021

NET INCOME	$85,888	$81,825	$84,137

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	58,769	(353,013)	(23,011)
Reclassification Adjustment for Gains Included in Net Income	(40)	(563)	(2,247)
Tax Effect	(12,351)	74,600	5,367
Net of Tax	46,378	(278,976)	(19,891)
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	—	—	—
Reclassification Adjustment for Amortization of Prior Service Cost and Net	—	54	—
Tax Effect	—	—	—
Net of Tax	—	54	—

Total Other Comprehensive Income (Loss)	46,378	(278,922)	(19,891)

COMPREHENSIVE INCOME (LOSS)	$132,266	$(197,097)	$64,246

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except share and per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2020	26,502,157	$26,502	$274,385	$288,447	$35,375	$624,709
Net Income				84,137		84,137
Other Comprehensive Income (Loss)					(19,891)	(19,891)
Cash Dividends ($0.84 per share)				(22,220)		(22,220)
Issuance of Common Stock for:
Restricted Share Grants	51,351	52	1,672			1,724

Balances, December 31, 2021	26,553,508	26,554	276,057	350,364	15,484	668,459
Net Income				81,825		81,825
Other Comprehensive Income (Loss)					(278,922)	(278,922)
Cash Dividends ($0.92 per share)				(27,022)		(27,022)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp	2,870,975	2,871	108,852			111,723
Restricted Share Grants	68,710	68	2,262			2,330

Balances, December 31, 2022	29,493,193	29,493	387,171	405,167	(263,438)	558,393
Net Income				85,888		85,888
Other Comprehensive Income (Loss)					46,378	46,378
Cash Dividends ($1.00 per share)				(29,433)		(29,433)
Issuance of Common Stock for:
Restricted Share Grants	91,516	92	2,240			2,332
Balances, December 31, 2023	29,584,709	$29,585	$389,411	$461,622	$(217,060)	$663,558

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2023	2022	2021
Net Income	$85,888	$81,825	$84,137
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	5,566	6,452	6,638
Depreciation and Amortization	9,560	10,116	8,770
Loans Originated for Sale	(106,781)	(162,959)	(261,529)
Proceeds from Sales of Loans Held-for-Sale	112,525	171,591	276,417
Provision for Credit Losses	2,550	6,350	(6,500)
Gain on Sale of Loans, net	(2,363)	(3,818)	(8,267)
Gain on Securities, net	(40)	(562)	(2,247)
Loss (Gain) on Sales of Other Real Estate and Repossessed Assets	(83)	(18)	(101)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(547)	(37)	1,640
Loss (Gain) on Disposition of Land	(83)	—	—
Post Retirement Medical Benefit	—	54	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,842)	(1,820)	(1,369)
Equity Based Compensation	2,332	2,330	1,724
Change in Assets and Liabilities:
Interest Receivable and Other Assets	3,725	(1,094)	2,716
Interest Payable and Other Liabilities	(3,173)	1,626	(1,185)
Net Cash from Operating Activities	107,234	110,036	100,844

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	495	496
Proceeds from Maturities of Securities Available-for-Sale	287,084	143,418	208,156
Proceeds from Sales of Securities Available-for-Sale	114,259	145,237	111,124
Purchase of Securities Available-for-Sale	(183,302)	(417,940)	(1,020,695)
Proceeds from Redemption of Federal Home Loan Bank Stock	350	8,089	120
Purchase of Loans	(1,502)	(933)	—
Proceeds from Sales of Loans Held for Investment	—	3,916	—
Loans Made to Customers, net of Payments Received	(187,624)	(107,236)	59,557
Proceeds from Sales of Other Real Estate	108	88	1,423
Property and Equipment Expenditures	(5,745)	(7,852)	(4,686)
Proceeds from Sale of Land and Building	3,627	—	1,963
Proceeds from Life Insurance	—	773	549
Sale of Bank Branches	—	—	1,694
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	—	207,764	—
Net Cash from Investing Activities	27,255	(24,181)	(640,299)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(96,782)	(324,771)	655,485
Change in Short-term Borrowings	(35,193)	29,817	15,423
Advances in Long-term Debt	25,000	—	—
Repayments of Long-term Debt	(132)	(41,690)	(58,091)
Issuance (Retirement) of Common Stock	—	—	—
Dividends Paid	(29,433)	(27,022)	(22,220)
Net Cash from Financing Activities	(136,540)	(363,666)	590,597

Net Change in Cash and Cash Equivalents	(2,051)	(277,811)	51,142
Cash and Cash Equivalents at Beginning of Year	117,381	395,192	344,050
Cash and Cash Equivalents at End of Year	$115,330	$117,381	$395,192

Cash Paid During the Year for
Interest	$60,663	$17,442	$10,020
Income Taxes	15,375	11,649	14,434

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$—	$30	$—
Reclass of Land & Buildings to Other Assets	691	—	—
Interest Rate Swap Fair Value Activity	(2,282)	4,988	(4,287)

See Note 18 (Business Combinations, Goodwill and Intangible Assets) regarding non-cash transactions included in the acquisition.
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

Securities
Debt securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Held-to-maturity securities, when present, are carried at amortized cost. As of December 31, 2023, and 2022, the Company held no securities classified as held-to-maturity. Debt securities classified as available-for-sale include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Securities classified as available-for-sale are reported at fair value with unrealized gains or losses included as a separate component of equity (other comprehensive income), net of tax.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $20,580 at December 31, 2023 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Modifications to Borrowers Experiencing Financial Difficulty
From time to time, the Company may modify certain loans to borrowers who are experiencing financial difficulty. The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Federal Home Loan Bank (FHLB) Stock
The Bank is a member of the FHLB of Indianapolis and FHLB of Cincinnati. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Restrictions on Cash
At December 31, 2023 and 2022, the Company was not required to have balance on deposits with the Federal Reserve, or as cash on hand.

Long-term Assets
Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Stock Based Compensation
Compensation cost is recognized for restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. Market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.

Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and changes in unrecognized amounts in pension and other postretirement benefits, which are also recognized as a separate component of equity.

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

Newly Issued But Not Yet Effective Accounting Standards
On March 29, 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” to expand use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in low-income-housing tax credit (LIHTC) programs. The amendments in this update permit reporting entities to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance provides clarifications to address interpretive issues and prescribes specific information that reporting entities must disclose about tax credit investments each period.

This ASU is effective for reporting periods beginning after December 15, 2023, for public business entities. For all other entities, the ASU is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted, including early adoption in any interim period as of the beginning of the fiscal year that includes that interim period. Entities have the option of applying the forthcoming revisions using either a modified retrospective or retrospective adoption approach. The Company is currently evaluating the impact of adopting this new guidance, however, adoption of the standard is not expected to have a material impact on the Company’s financial statements or disclosures.

NOTE 2 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2023
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	889,940	1,309	(122,374)	768,875
MBS/CMO	761,025	28	(116,013)	645,040
US Gov’t Sponsored Entities & Agencies	220,295	—	(37,378)	182,917
Total	$1,871,260	$1,337	$(275,765)	$1,596,832

2022
U.S. Treasury	$64,097	$22	$—	$64,119
Obligations of State and Political Subdivisions	939,193	673	(162,014)	777,852
MBS/CMO	846,519	—	(131,838)	714,681
US Gov’t Sponsored Entities & Agencies	245,017	—	(40,000)	205,017
Total	$2,094,826	$695	$(333,852)	$1,761,669
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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

The amortized cost and fair value of securities at December 31, 2023 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$1,768	$1,766
Due after one year through five years	17,548	17,589
Due after five years through ten years	65,213	62,296
Due after ten years	805,411	687,224
MBS/CMO	761,025	645,040
US Gov’t Sponsored Entities & Agencies	220,295	182,917
Total	$1,871,260	$1,596,832

	2023	2022	2021
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$114,259	$145,237	$111,124
Gross Gains on Sales	346	750	2,399
Gross Losses on Sales	306	188	152

Income Taxes on Net Gains	8	118	472

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $366,576 and $354,123 as of December 31, 2023 and 2022, respectively.

Below is a summary of securities with unrealized losses as December 31, 2023 and 2022, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Obligations of State and Political Subdivisions	$13,469	$(175)	$668,223	$(122,199)	$681,692	$(122,374)
MBS/CMO	135	(1)	643,172	(116,012)	643,307	(116,013)
US Gov’t Sponsored Entities & Agencies	—	—	182,917	(37,378)	182,917	(37,378)
Total	$13,604	$(176)	$1,494,312	$(275,589)	$1,507,916	$(275,765)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Obligations of State and Political Subdivisions	$579,267	$(117,423)	$122,992	$(44,591)	$702,259	$(162,014)
MBS/CMO	240,344	(20,920)	474,327	(110,918)	714,671	(131,838)
US Gov’t Sponsored Entities & Agencies	198,702	(38,818)	6,314	(1,182)	205,016	(40,000)
Total	$1,018,313	$(177,161)	$603,633	$(156,691)	$1,621,946	$(333,852)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 2 – Securities (continued)

income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The decrease in unrealized losses from December 31, 2022 to December 31, 2023 was primarily the result of fair value adjustments caused by the change in market interest rates. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2023 or 2022.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $9,620 at December 31, 2023 and $10,637 at December 31, 2022. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2023 and 2022. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. There was no additional impairment recognized through earnings during 2023 or 2022.

NOTE 3 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $139,751 at December 31, 2023 and $134,684 at December 31, 2022. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	December 31, 2023		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$139,751	$7,458	$134,684	$9,899
Included in Other Liabilities:
Interest Rate Swaps	$139,751	$7,467	$134,684	$9,749

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 3 – Derivatives (continued)
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Interest Rate Swaps:
Included in Other Income	$344	$403	$1,131

NOTE 4 - Loans

Loans were comprised of the following classifications at December 31:

	2023	2022
Commercial:
Commercial and Industrial Loans	$589,541	$620,106
Commercial Real Estate Loans	2,121,835	1,966,884
Agricultural Loans	423,803	417,413
Leases	71,988	56,396
Retail:
Home Equity Loans	299,685	279,748
Consumer Loans	87,853	79,904
Credit Cards	20,351	17,512
Residential Mortgage Loans	362,844	350,682
Subtotal	3,977,900	3,788,645
Less: Unearned Income	(6,818)	(3,711)
Allowance for Credit Losses	(43,765)	(44,168)
Loans, net	$3,927,317	$3,740,766

The table above includes $13,237 and $21,149 of purchase credit deteriorated loans as of December 31, 2023 and 2022, respectively.

Allowance for Credit Losses for Loans:

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2023, 2022 and 2021:

December 31, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for Credit Losses	(4,190)	4,305	(324)	137	919	551	563	589	2,550
Loans Charged-off	(1,792)	(56)	(27)	—	(1,309)	(94)	(455)	(58)	(3,791)
Recoveries Collected	154	76	—	—	554	33	18	3	838
Total Ending Allowance Balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY - PCD Loans	376	1,945	689	—	2	—	—	105	3,117
Provision (Benefit) for Credit Losses	4,942	463	(1,006)	9	991	351	163	437	6,350
Loans Charged-off	(1,149)	(79)	—	—	(1,364)	(69)	(165)	(24)	(2,850)
Recoveries Collected	26	24	—	—	459	1	19	5	534
Total Ending Allowance Balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168

December 31, 2021	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$6,445	$29,878	$6,756	$200	$490	$996	$150	$1,944	$46,859
Provision (Benefit) for Credit Losses	5,825	(10,663)	(2,251)	—	385	44	387	(227)	(6,500)
Loans Charged-off	(2,777)	(10)	—	—	(675)	(15)	(313)	(45)	(3,835)
Recoveries Collected	61	40	—	—	307	36	16	33	493
Total Ending Allowance Balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$37,017

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
For the year ended December 31, 2023, the decline in allowance for credit losses was largely related to the resolution, during the fourth quarter of 2023, of a single commercial borrowing relationship with minimal loss recognition for which the Company had established a significant reserve in previous periods which was slightly offset by additional reserve for loan portfolio growth. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2023 and 2022:

December 31, 2023	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,864	$3,707	$—
Commercial Real Estate Loans	942	1,889	55
Agricultural Loans	665	879	—
Leases	—	—	—
Home Equity Loans	1,033	1,033	—
Consumer Loans	111	111	—
Credit Cards	142	142	—
Residential Mortgage Loans	1,125	1,375	—
Total	$5,882	$9,136	$55
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $9,136.

December 31, 2022	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,142	$7,936	$1,427
Commercial Real Estate Loans	49	1,950	—
Agricultural Loans	994	1,062	—
Leases	—	—	—
Home Equity Loans	262	310	—
Consumer Loans	240	254	—
Credit Cards	146	146	—
Residential Mortgage Loans	676	1,230	—
Total	$3,509	$12,888	$1,427
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $12,888.

Interest income on non-accrual loans recognized during the years ended December 31, 2023 and 2022 totaled $106 and $32.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2023 and 2022:

December 31, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,668	$49	$—	$1,888	$5,605
Commercial Real Estate Loans	8,553	—	—	—	8,553
Agricultural Loans	3,338	1,055	—	—	4,393
Leases	—	—	—	—	—
Home Equity Loans	420	—	—	—	420
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	753	—	—	—	753
Total	$16,741	$1,104	$—	$1,888	$19,733

December 31, 2022	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$2,078	$1,219	$272	$5,851	$9,420
Commercial Real Estate Loans	12,192	36	—	—	12,228
Agricultural Loans	4,944	318	—	—	5,262
Leases	—	—	—	—	—
Home Equity Loans	467	—	—	—	467
Consumer Loans	8	2	—	12	22
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,060	—	—	—	1,060
Total	$20,749	$1,575	$272	$5,863	$28,459

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of December 31, 2023 and 2022:

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$832	$257	$3,299	$4,388	$585,153	$589,541
Commercial Real Estate Loans	1,215	484	938	2,637	2,119,198	2,121,835
Agricultural Loans	5	248	497	750	423,053	423,803
Leases	—	—	—	—	71,988	71,988
Home Equity Loans	1,016	571	1,033	2,620	297,065	299,685
Consumer Loans	658	84	110	852	87,001	87,853
Credit Cards	165	87	142	394	19,957	20,351
Residential Mortgage Loans	7,362	1,647	1,215	10,224	352,620	362,844
Total	$11,253	$3,378	$7,234	$21,865	$3,956,035	$3,977,900

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$268	$681	$8,285	$9,234	$610,872	$620,106
Commercial Real Estate Loans	1,617	14	616	2,247	1,964,637	1,966,884
Agricultural Loans	343	—	123	466	416,947	417,413
Leases	—	—	—	—	56,396	56,396
Home Equity Loans	1,770	140	310	2,220	277,528	279,748
Consumer Loans	219	64	252	535	79,369	79,904
Credit Cards	86	24	146	256	17,256	17,512
Residential Mortgage Loans	6,330	2,783	1,051	10,164	340,518	350,682
Total	$10,633	$3,706	$10,783	$25,122	$3,763,523	$3,788,645

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company prospectively adopted ASU 2022-02, which eliminated the accounting for troubled debt restructurings while establishing a new standard for the treatment of modifications made to borrowers experiencing financial difficulties. As such, effective with the adoption of the new standard, the Company will now include, prospectively, financial difficulty modifications in its presentation of nonperforming loans, nonperforming assets or classified assets. Prior period data, which included troubled debt restructurings, has not been adjusted.

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

At December 31, 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the year ended December 31, 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

The following table presents the risk category of loans and current period gross charge-offs as of December 31, 2023 by loan class and vintage year:

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$112,626	$134,590	$80,738	$28,492	$32,585	$45,764	$134,936	$569,731
Special Mention	47	453	128	829	—	1,948	3,048	6,453
Substandard	—	294	5,689	780	1,696	1,471	3,427	13,357
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$112,673	$135,337	$86,555	$30,101	$34,281	$49,183	$141,411	$589,541

Current Period Gross Charge-Offs	$—	$911	$32	$493	$7	$88	$261	$1,792

Commercial Real Estate:
Risk Rating
Pass	$300,569	$416,874	$470,917	$225,668	$147,431	$458,821	$41,102	$2,061,382
Special Mention	13,906	2,401	11,155	1,651	259	19,532	638	49,542
Substandard	—	617	5,510	1,142	729	2,737	176	10,911
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$314,475	$419,892	$487,582	$228,461	$148,419	$481,090	$41,916	$2,121,835

Current Period Gross Charge-Offs	$—	$—	$56	$—	$—	$—	$—	$56

Agricultural:
Risk Rating
Pass	$44,948	$56,291	$39,852	$42,279	$23,217	$100,391	$89,455	$396,433
Special Mention	1,495	164	903	5,047	2,338	9,894	2,259	22,100
Substandard	—	—	199	188	200	4,683	—	5,270
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$46,443	$56,455	$40,954	$47,514	$25,755	$114,968	$91,714	$423,803

Current Period Gross Charge-Offs	$—	$—	$—	$2	$—	$—	$25	$27

Leases:
Risk Rating
Pass	$36,848	$12,281	$10,634	$6,086	$4,788	$1,351	$—	$71,988
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$36,848	$12,281	$10,634	$6,086	$4,788	$1,351	$—	$71,988

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)

As of December 31, 2022, the risk category of loans by class of loans is as follows:

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, home equity and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity as well as the current period gross charge-offs for the period ended December 31, 2023.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$49,208	$21,459	$9,708	$2,756	$917	$1,911	$1,783	$87,742
Nonperforming	74	21	12	—	—	1	3	111
Total Consumer Loans	$49,282	$21,480	$9,720	$2,756	$917	$1,912	$1,786	$87,853

Current Period Gross Charge-Offs	$1,162	$42	$23	$71	$3	$1	$7	$1,309

Home Equity:
Payment performance
Performing	$—	$170	$236	$90	$165	$1,207	$296,784	$298,652
Nonperforming	—	247	252	60	—	102	372	1,033
Total Home Equity Loans	$—	$417	$488	$150	$165	$1,309	$297,156	$299,685

Current Period Gross Charge-Offs	$—	$—	$—	$55	$—	$24	$15	$94

Residential Mortgage:
Payment performance
Performing	$56,306	$65,301	$85,753	$41,352	$17,831	$94,926	$—	$361,469
Nonperforming	11	60	417	287	109	491	—	1,375
Total Residential Mortgage Loans	$56,317	$65,361	$86,170	$41,639	$17,940	$95,417	$—	$362,844

Current Period Gross Charge-Offs	$—	$—	$22	$36	$—	$—	$—	$58

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity for the period ended December 31, 2022.

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
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

Credit Cards	December 31, 2023	December 31, 2022

Performing	$20,209	$17,366
Nonperforming	142	146
Total	$20,351	$17,512

The following table presents loans purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
December 31, 2023
Purchases	$—	$1,502	$—	$—	$—	$—	$—	$—	$1,502
Sales	—	—	—	—	—	—	—	—	—

December 31, 2022
Purchases	$522	$411	$—	$—	$—	$—	$—	$—	$933
Sales	—	3,819	97	—	—	—	—	—	3,916

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Loans (continued)
Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2023. A summary of the activity of these loans follows:

Balance January 1, 2023	Additions	Changes in Persons or Interests Included	Deductions		Balance December 31, 2023
			Collected	Charged-off

$51,086	$13,854	$(7,087)	$(18,031)	$—	$39,822

NOTE 5 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2023	2022

Land	$27,100	$27,401
Buildings and Improvements	106,646	109,682
Furniture and Equipment	45,749	46,665
Total Premises, Furniture and Equipment	179,495	183,748
Less: Accumulated Depreciation	(72,719)	(71,511)
Total	$106,776	$112,237
Depreciation expense was $6,570, $6,648 and $5,802 for 2023, 2022 and 2021, respectively.

NOTE 6 - Deposits

At year end 2023, stated maturities of time deposits were as follows:

2024	$707,978
2025	32,366
2026	16,952
2027	6,155
2028	3,591
Thereafter	—
Total	$767,042
Time deposits and brokered certificates of deposit exceeding the FDIC insurance limit of $250 at December 31, 2023 and 2022 were $277,568 and $71,081, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $3,801 and $3,277 at December 31, 2023 and 2022, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2023 and 2022 were $67,637 and $62,435, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 7 – FHLB Advances and Other Borrowings
The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2023		2022
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$50,000	$—	$25,000	$—
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	8,248	(1,723)	8,248	(1,873)
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	7,217	(977)	7,217	(1,082)
Junior Subordinated Debentures assumed from Citizens First Corporation	5,155	(853)	5,155	(919)
Junior Subordinated Debentures assumed from Citizens Union Bancorp of Shelbyville, Inc.	20,600	(1,885)	20,600	(2,020)
Subordinated Debentures	40,000	(455)	40,000	(538)
Finance Lease Obligation	2,642	—	2,857	—
Long-term Borrowings	133,862	(5,893)	109,077	(6,432)

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	—	—	25,000	—
Federal Funds Purchased	25,000	—	11,200	—
Repurchase Agreements	40,968	—	64,961	—
Short-term Borrowings	65,968	—	101,161	—

Total Borrowings	$199,830	$(5,893)	$210,238	$(6,432)
Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2023	2022
Average Daily Balance During the Year	$51,474	$52,932
Average Interest Rate During the Year	1.16%	0.20%
Maximum Month-end Balance During the Year	$60,055	$72,084
Weighted Average Interest Rate at Year-end	1.44%	0.57%

At December 31, 2023, interest rates on long-term FHLB Advances ranged from 1.54% to 3.57% with a weighted average rate of 2.56%. At December 31, 2022 the Company held one long-term FHLB advance with an interest rate of 1.54%. At December 31, 2023 and 2022, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

At December 31, 2023 and 2022, the Company had outstanding $39,545 and $39,462, respectively, in aggregate principal amount, of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). The Notes bear interest at a fixed annual rate of 4.50% until but excluding June 30, 2024, payable semi-annually in arrears. The indenture for the Notes contemplates that, from and including June 30, 2024 to but excluding the maturity date of June 30, 2029, or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then-current three-month CME Term SOFR, plus the applicable spread adjustment of 0.26161% percent, plus 2.68% percent. The Secured Overnight Financing Rate, or SOFR, is the preferred alternate rate to LIBOR, as identified by the Alternative Reference Rates Committee, a U.S.-based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York. The Federal Reserve subsequently

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 7 - FHLB Advances and Other Borrowings (continued)

adopted final regulations that, among other things, established LIBOR benchmark replacements based on SOFR under certain circumstances. See Replacement of LIBOR Benchmark below for additional information.

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

At December 31, 2023, the parent company had a $15 million line of credit with U.S. Bank National Association, which had no outstanding balance. The line of credit matures September 25, 2024. Interest on the line of credit is based upon one-month Term SOFR plus 2.10%.

At December 31, 2023, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2024	$25,000
2025	—
2026	—
2027	—
2028	25,000
Thereafter	39,545
Total	$89,545

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp, Citizens First Corporation and Citizens Union Bancorp of Shelbyville, Inc. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, Citizens First Statutory Trust I, CUB Capital Trust I and CUB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by the various trusts. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $34,829 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2023. $34,378 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2022. As a result of the acquisitions, these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2023	Variable Rate (1)	Rate as of December 31, 2023	Rate as of December 31, 2022 (2)	Maturity Date
ACB Trust I	5/6/2005	$5,155	$4,105	3-Month SOFR + 2.15%	7.81%	6.90%	May 2035
ACB Trust II	7/15/2005	3,093	2,420	3-Month SOFR + 1.85%	7.49%	6.54%	July 2035
RIVR Statutory Trust I	3/26/2003	7,217	6,240	3-Month SOFR + 3.15%	8.77%	7.87%	March 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,302	3-Month SOFR +1.65%	7.31%	5.39%	January 2037
CUB Capital Trust I	10/21/2004	10,310	9,642	3-Month SOFR +2.00%	7.64%	6.69%	November 2034
CUB Capital Trust II	8/17/2005	10,310	9,073	3-Month SOFR +1.50%	7.16%	5.58%	October 2035

(1)    “3-Month SOFR” refers to the three-month CME Term SOFR, which became effective following the first London banking day after June 30, 2023, plus the applicable spread adjustment of 0.26161% percent.
(2)    Prior to CME Term SOFR becoming effective, the variable rate was based upon LIBOR rates and tenors. See Replacement of LIBOR Benchmark below for additional information.

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

As the junior subordinated debentures discussed above do not have LIBOR fallback provisions, after June 30, 2023, the interest paid on those debentures has been and will be based upon the CME Term SOFR, as the replacement benchmark, including a static spread adjustment for the appropriate tenor, as provided by the LIBOR Act and related Federal Reserve regulations. The relevant spread adjustment for a three-month tenor is 0.26161%.
NOTE 8 - Shareholders’ Equity
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity
Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)
At December 31, 2023, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$810,391	16.50%	$392,870	8.00%	N/A	N/A
Bank	723,998	14.76	392,402	8.00	$490,503	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$735,089	14.97%	$294,652	6.00%	N/A	N/A
Bank	688,696	14.04	294,302	6.00	$392,402	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$700,260	14.26%	$220,989	4.50%	N/A	N/A
Bank	688,696	14.04	220,726	4.50	$318,827	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$735,089	11.75%	$250,162	4.00%	N/A	N/A
Bank	688,696	11.03	249,642	4.00	$312,053	5.00%
(1) Excludes 2.5% capital conservation buffer.

At December 31, 2022, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$747,542	15.45%	$387,024	8.00%	N/A	N/A
Bank	680,695	14.07	386,959	8.00	$483,698	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$676,068	13.97%	$290,268	6.00%	N/A	N/A
Bank	649,221	13.42	290,219	6.00	$386,959	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$641,690	13.26%	$217,701	4.50%	N/A	N/A
Bank	649,221	13.42	217,664	4.50	$314,404	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$676,068	10.50%	$257,622	4.00%	N/A	N/A
Bank	649,221	10.09	257,341	4.00	$321,677	5.00%
(1) Excludes 2.5% capital conservation buffer.

The Company and the Bank at year end 2023 and 2022 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the Bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the Bank, and may limit the

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)
dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2023 the Bank had approximately $175,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

The Company adopted the CECL accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as part of the CARES Act, banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As a result, on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital effective January 1, 2022. An additional 25% was phased in on each of January 1, 2023 and January 1, 2024 and another 25% will be phased in on January 1, 2025 (at which time the cumulative effects of adopting CECL will have been fully phased into our regulatory capital). Under the five-year transition option, the amount of adjustments to regulatory capital that could be deferred until the phase-in period began included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Equity Plans and Equity Based Compensation

During the periods presented, the Company maintained one equity incentive plan under which stock options, restricted stock, and other equity incentive awards could be granted. The Company’s 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”), which authorizes a maximum aggregate issuance of 1,000,000 shares of common stock (subject to certain permitted adjustments), became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first.

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

During 2023, 2022 and 2021, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2023, 2022 and 2021.

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

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended 2023, 2022, and 2021:

	2023	2022	2021

Restricted Stock Expense	$2,345	$2,308	$1,692
Cash Entitlement Expense	750	646	732
Tax Effect	(803)	(766)	(629)
Net of Tax	$2,292	$2,188	$1,795
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,519, $2,781, and $2,497 as of December 31, 2023, 2022, and 2021, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2023
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	74,873	$41.05
Granted	96,931	33.72
Issued and Vested	(49,757)	40.55
Forfeited	(5,415)	37.20
Outstanding at End of Period	116,632	35.34

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

In 2023, the Company recorded $29 of expense, $22 net of tax, for the employee stock purchase plan. In 2022, the Company recorded $53 of expense, $39 net of tax, for the employee stock purchase plan. In 2021, the Company recorded $45 of expense, $34 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2023, 2022 and 2021 for the Employee Stock Purchase Plans.

Stock Repurchase Plan

On January 31, 2022, the Company’s Board of Directors approved a new plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 8 – Shareholders’ Equity (continued)
factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased an shares under this repurchase plan.

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

NOTE 9 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $2,356, $2,152, and $2,050 for 2023, 2022, and 2021, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $7,227, $7,619, and $5,520 for 2023, 2022, and 2021, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,651 and $3,212 at December 31, 2023 and 2022, respectively. Deferred compensation expense was $261, $1,143, and $302 for 2023, 2022, and 2021, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2023	2022
Obligation at the Beginning of Year	$1,530	$1,592
Unrecognized Loss (Gain)	187	(71)

Components of Net Periodic Postretirement Benefit Cost
Service Cost	101	105
Interest Cost	71	35

Net Expected Benefit Payments	(142)	(131)
Amendments	—	—
Obligation at End of Year	$1,747	$1,530

Components of Postretirement Benefit Expense:	2023	2022	2021
Service Cost	$101	$105	$119
Interest Cost	71	35	28
Amortization of Prior Service Costs	(3)	(2)	(2)
Amortization of Unrecognized Net (Gain) Loss	32	43	55
Net Postretirement Benefit Expense	201	181	200

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	158	(112)	(121)

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$359	$69	$79

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Employee Benefit Plans (continued)

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2023	2022	2021
Discount Rate	4.64%	4.83%	2.31%

Assumed Health Care Cost Trend Rates at Year-end:	2023	2022
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.50%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2030	2028

Contributions
The Company expects to contribute $169 to its postretirement medical and life insurance plan in 2024.

Estimated Future Benefits

The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2024	$169
2025	129
2026	167
2027	177
2028	184
2029-2033	931

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $141 and $53 during 2023 and 2022, respectively. Specific plan asset and accumulated benefit information for the Company’s portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 (“ERISA”), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The Company is in process of withdrawing from this multi-employer pension plan with finalization expected to occur in the second quarter of 2024. As a result, the Company has accrued a withdrawal liability in the amount of $101 as of December 31, 2023.

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

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $142,405 and $248,563 for the plan years ended June 30, 2022 and 2021, respectively. The Company’s contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2023 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2022.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 - Income Taxes

The provision for income taxes consists of the following:

	2023	2022	2021

Current Federal	$13,067	$13,049	$13,437
Current State	1,934	1,763	2,547
Deferred Federal	2,602	1,868	2,056
Deferred State	156	671	608
Total	$17,759	$17,351	$18,648

Effective tax rates differ from the federal statutory rate of 21% for 2023, 2022 and 2021 applied to income before income taxes due to the following:

	2023	2022	2021

Statutory Rate Times Pre-tax Income	$21,766	$20,827	$21,585
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(4,951)	(5,223)	(3,872)
Non-deductible Merger Costs	—	177	—
State Income Tax, Net of Federal Tax Effect	1,651	1,923	2,492
General Business Tax Credits	(1,128)	(1,038)	(1,013)
Amortization of Tax Credit Investments	1,101	1,040	1,001
Company Owned Life Insurance	(363)	(476)	(321)
Other Differences	(317)	121	(1,224)
Total Income Taxes	$17,759	$17,351	$18,648

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
The net deferred tax asset/(liability) at December 31 consists of the following:

	2023	2022
Deferred Tax Assets:
Allowance for Credit Losses	$10,888	$10,478
Lease Liability (Operating Leases)	1,313	1,585
Unrealized Loss on Securities	57,882	70,234
Deferred Compensation and Employee Benefits	1,026	1,162
Other-than-temporary Impairment	245	246
Accrued Expenses	1,224	1,325
Business Combination Fair Value Adjustments	—	205
Pension and Postretirement Plans	182	182
Other Real Estate Owned	41	70
Non-Accrual Loan Interest Income	449	629
General Business Tax Credits	—	198
Net Operating Loss Carryforward	650	828
Other	879	1,190
Total Deferred Tax Assets	74,779	88,332
Deferred Tax Liabilities:
Depreciation	(3,416)	(2,859)
Leasing Activities, Net	(12,926)	(10,983)
FHLB Stock Dividends	(455)	(488)
Prepaid Expenses	(154)	(684)
Intangibles	(2,376)	(3,181)
Deferred Loan Fees	(954)	(1,127)
Mortgage Servicing Rights	(51)	(58)
Right of Use Asset (Operating Leases)	(1,274)	(1,548)
Business Combination Fair Value Adjustments	(478)	—
Other	(1,325)	(924)
Total Deferred Tax Liabilities	(23,409)	(21,852)
Valuation Allowance	—	—
Net Deferred Tax Asset/(Liability)	$51,370	$66,480
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

Retained earnings at December 31, 2023, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2023 was approximately $1,070.

As of December 31, 2023, the Company had Kentucky net operating loss carryforwards of $16,462, which expire in years ranging from 2029 through 2040. These net operating loss carryforwards are expected to be fully utilized before their expiration dates.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Income Taxes (continued)
 Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2023, 2022, and 2021, and did not recognize any increase in unrecognized benefits during 2023 relative to any tax positions taken in 2023. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2023, 2022, and 2021. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2019. The Company and its corporate subsidiaries file combined/unitary returns in various states, which are subject to examination for all years after 2019.

NOTE 11 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2023, 2022 and 2021. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Year Ended
	December 31,
Non-interest Income	2023	2022	2021
In-Scope of Topic 606:
Wealth Management Fees	$11,711	$10,076	$10,321
Service Charges on Deposit Accounts	11,538	11,457	7,723
Insurance Revenues	9,596	10,020	9,268
Interchange Fee Income	17,452	15,820	13,116
Other Operating Income:
ATM Fees	1,185	1,235	992
Wire Transfer Fees	696	737	703
Other (1)	1,251	1,251	1,182
Non-interest Income (in-scope of Topic 606)	53,429	50,596	43,305
Non-interest Income (out-of-scope of Topic 606)	6,832	8,537	16,157
Total Non-interest Income	$60,261	$59,133	$59,462
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $1.2 million, $1.2 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, all of which are within scope of ASC 606.

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

Other Operating Income: The other operating income revenue streams within the scope of Topic 606 consist of ATM fees, wire transfer fees, safe deposit box rentals, check printing commissions and other non-interest related fees.

NOTE 12 - Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2023	2022	2021
Basic Earnings per Share:
Net Income	$85,888	$81,825	$84,137
Weighted Average Shares Outstanding	29,557,567	29,464,591	26,537,311

Basic Earnings per Share	$2.91	$2.78	$3.17

Diluted Earnings per Share:
Net Income	$85,888	$81,825	$84,137

Weighted Average Shares Outstanding	29,557,567	29,464,591	26,537,311
Potentially Dilutive Shares, Net	—	—	—
Diluted Weighted Average Shares Outstanding	29,557,567	29,464,591	26,537,311

Diluted Earnings per Share	$2.91	$2.78	$3.17

There were no anti-dilutive shares at December 31, 2023, 2022, and 2021. There were no stock options outstanding at December 31, 2023, 2022 and 2021. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

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

The components of lease expense were as follows:

	December 31, 2023	December 31, 2022
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210	$210
Interest on Lease Liabilities	304	326
Operating Lease Cost	1,424	1,508
Short-term Lease Cost	—	—
Total Lease Cost	$1,938	$2,044

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 13 – Leases (continued)

The weighted average lease term and discount rates were as follows:

	December 31, 2023	December 31, 2022
Weighted Average Remaining Lease Term:
Finance Leases	8 years	9 years
Operating Leases	7 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.37%	11.41%
Operating Leases	3.07%	2.98%

Supplemental balance sheet information related to leases were as follows:

	December 31, 2023	December 31, 2022

Finance Leases
Premises, Furniture and Equipment, Net	$1,648	$1,858
Other Borrowings	$2,642	$2,857

Operating Leases
Operating Lease Right-of-Use Assets	$5,180	$6,297
Operating Lease Liabilities	$5,337	$6,447

Supplemental cash flow information related to leases were as follows:

	December 31, 2023	December 31, 2022
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$304	$326
Operating Cash Flows from Operating Leases	1,395	1,449
Financing Cash Flows from Finance Leases	211	186

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2023
	Finance Leases	Operating Leases

Year 1	$519	$1,256
Year 2	519	1,047
Year 3	519	845
Year 4	486	662
Year 5	438	620
Thereafter	1,509	1,488
Total Lease Payments	3,990	5,918
Less Imputed Interest	(1,348)	(581)
Total	$2,642	$5,337

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Commitments and Off-balance Sheet Items (continued)

Commitments and contingent liabilities are summarized as follows, at December 31:

	2023		2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$13,978	$689,295	$15,238	$576,784
Commercial Operating Lines	120,352	546,016	161,058	611,357
Residential Mortgages	11,855	3,521	15,129	5,327
Total Commitments to Fund Loans	$146,185	$1,238,832	$191,425	$1,193,468

Commitments to Sell Loans:
Mandatory	$—	$—	$—	$—
Non-mandatory	$5,992	$—	$8,731	$—

Standby Letters of Credit	$3,340	$16,161	$3,047	$17,117

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

The Company maintains an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued interest payable and other liabilities.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2023, the Company held $75 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $984 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	768,800	75	768,875
MBS/CMO	—	644,056	984	645,040
US Gov’t Sponsored Entities & Agencies	—	182,917	—	182,917
Total Securities	$—	$1,595,773	$1,059	$1,596,832

Loans Held-for-Sale	$—	$5,226	$—	$5,226

Derivative Assets	$—	$7,458	$—	$7,458

Derivative Liabilities	$—	$7,467	$—	$7,467

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$64,119	$—	$—	$64,119
Obligations of State and Political Subdivisions	—	777,769	83	$777,852
MBS/CMO	—	713,775	906	$714,681
US Gov’t Sponsored Entities & Agencies	—	205,017	—	205,017
Total Securities	$64,119	$1,696,561	$989	$1,761,669

Loans Held-for-Sale	$—	$8,600	$—	$8,600

Derivative Assets	$—	$9,899	$—	$9,899

Derivative Liabilities	$—	$9,749	$—	$9,749

As of December 31, 2023 and 2022, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale were as follows:

	2023	2022
Aggregate Fair Value	$5,226	$8,600
Contractual Balance	5,125	8,474
Gain (Loss)	101	126

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2023, 2022 and 2021 for loans held for sale were $(25), $(163), and $(237), respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022:

	Obligations of State and Political Subdivisions		MBS/CMO
	2023	2022	2023	2022
Balance of Recurring Level 3 Assets at January 1	$83	$—	$906	$—
Total Gains (Losses) Included in Other Comprehensive Income	(8)	(17)	78	(76)
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	100	—	982
Balance of Recurring Level 3 Assets at December 31	$75	$83	$984	$906

Of the total gain/loss included in earnings for the years ended December 31, 2023 and 2022, $70 and $(93) was attributable to other changes in fair value, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,506	$2,506
Commercial Real Estate Loans	—	—	3,447	3,447
Agricultural Loans	—	—	2,395	2,395
Consumer Loans	—	—	9	9
Home Equity Loans	—	—	326	326
Residential Mortgage Loans	—	—	450	450

	Fair Value Measurements at December 31, 2022 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$1,858	$1,858
Commercial Real Estate Loans	—	—	10,040	10,040
Agricultural Loans	—	—	2,970	2,970
Consumer Loans	—	—	8	8
Home Equity Loans	—	—	368	368
Residential Mortgage Loans	—	—	718	718

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2023 and 2022. No charge to earnings was included in the years ended December 31, 2023 and 2022.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2023 and 2022:

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$2,506	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23% - 100% (33%)
Individually Analyzed Loans - Commercial Real Estate Loans	$3,447	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 68% (42%)
Individually Analyzed Loans - Agricultural Loans	$2,395	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31% - 100% (51%)
Individually Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Individually Analyzed Loans - Home Equity Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Individually Analyzed Loans - Residential Mortgage Loans	$450	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% -20% (20%)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Fair Value (continued)

December 31, 2022	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Individually Analyzed Loans - Commercial and Industrial Loans	$1,858	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 100% (40%)
Individually Analyzed Loans - Commercial Real Estate Loans	$10,040	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (37%)
Individually Analyzed Loans - Agricultural Loans	$2,970	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (48%)
Individually Analyzed Loans - Consumer Loans	$8	Sales comparison approach	Adjustment for physical condition of comparable properties sold	27% - 100% (20%)
Individually Analyzed Loans - Home Equity Loans	$368	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 51% (20%)
Individually Analyzed Loans - Residential Mortgage Loans	$718	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 100% (21%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2023 and 2022. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$115,330	$78,805	$36,525	$—	$115,330
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,918,184	—	—	3,801,738	3,801,738
Accrued Interest Receivable	30,595	—	10,014	20,581	30,595
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,485,921)	(4,485,921)	—	—	(4,485,921)
Time Deposits	(767,042)	—	(759,217)	—	(759,217)
Short-term Borrowings	(65,968)	(25,000)	(40,968)	—	(65,968)
Long-term Debt	(127,969)	—	(52,522)	(74,562)	(127,084)
Accrued Interest Payable	(7,073)	—	(6,701)	(372)	(7,073)

		Fair Value Measurements at December 31, 2022 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$117,381	$75,476	$41,905	$—	$117,381
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,724,804	—	—	3,688,903	3,688,903
Accrued Interest Receivable	27,741	38	10,863	16,840	27,741
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,921,582)	(4,921,582)	—	—	(4,921,582)
Time Deposits	(428,469)	—	(426,184)	—	(426,184)
Short-term Borrowings	(101,161)	(36,200)	(64,961)	—	(101,161)
Long-term Debt	(102,645)	—	(26,830)	(72,272)	(99,102)
Accrued Interest Payable	(1,513)	—	(1,205)	(308)	(1,513)

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 76 banking offices at December 31, 2023. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2023
Net Interest Income	$195,215	$120	$56	$(4,958)	$190,433
Net Gains on Sales of Loans	2,363	—	—	—	2,363
Net Gains on Securities	40	—	—	—	40
Wealth Management Fees	5	11,706	—	—	11,711
Insurance Revenues	1	24	9,572	(1)	9,596
Noncash Items:
Provision for Credit Losses	2,550	—	—	—	2,550
Depreciation and Amortization	9,025	31	48	456	9,560
Income Tax Expense (Benefit)	18,698	695	556	(2,190)	17,759
Segment Profit (Loss)	85,037	2,974	1,682	(3,805)	85,888
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2022
Net Interest Income	$204,259	$46	$27	$(3,748)	$200,584
Net Gains on Sales of Loans	3,818	—	—	—	3,818
Net Gains on Securities	589	—	—	(27)	562
Wealth Management Fees	4	10,072	—	—	10,076
Insurance Revenues	31	12	9,977	—	10,020
Noncash Items:
Provision for Credit Losses	6,350	—	—	—	6,350
Depreciation and Amortization	9,571	41	48	456	10,116
Income Tax Expense (Benefit)	17,873	691	720	(1,933)	17,351
Segment Profit (Loss)	82,965	2,157	2,281	(5,578)	81,825
Segment Assets at December 31, 2022	6,152,346	8,846	14,706	(19,907)	6,155,991

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2021
Net Interest Income	$163,395	$42	$11	$(2,618)	$160,830
Net Gains on Sales of Loans	8,267	—	—	—	8,267
Net Gains on Securities	2,247	—	—	—	2,247
Wealth Management Fees	4	10,317	—	—	10,321
Insurance Revenues	14	7	9,247	—	9,268
Noncash Items:
Provision for Credit Losses	(6,500)	—	—	—	(6,500)
Depreciation and Amortization	8,346	46	57	321	8,770
Income Tax Expense (Benefit)	18,774	826	652	(1,604)	18,648
Segment Profit (Loss)	82,066	2,543	2,034	(2,506)	84,137
Segment Assets at December 31, 2021	5,595,721	6,115	12,245	(5,542)	5,608,539

NOTE 17 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Cash	$66,835	$46,541
Securities Available-for-Sale	4,112	—
Other Investments	353	353
Investment in Subsidiary Bank	652,452	566,494
Investment in Non-banking Subsidiaries	1,975	6,747
Other Assets	15,097	19,165
Total Assets	$740,824	$639,300

LIABILITIES
Borrowings	$75,327	$74,788
Other Liabilities	1,939	6,119
Total Liabilities	77,266	80,907

SHAREHOLDERS’ EQUITY
Common Stock	29,585	29,493
Additional Paid-in Capital	389,411	387,171
Retained Earnings	461,622	405,167
Accumulated Other Comprehensive Income (Loss)	(217,060)	(263,438)
Total Shareholders’ Equity	663,558	558,393
Total Liabilities and Shareholders’ Equity	$740,824	$639,300

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2023	2022	2021
INCOME
Dividends from Subsidiaries
Bank	$50,000	$35,000	$65,000
Non-bank	—	—	1,470
Interest Income	277	104	109
Other Income (Loss)	(28)	31	11
Total Income	50,249	35,135	66,590

EXPENSES
Salaries and Employee Benefits	535	535	537
Professional Fees	777	1,989	1,256
Occupancy and Equipment Expense	8	8	10
Interest Expense	5,360	3,963	2,763
Other Expenses	1,183	1,162	1,200
Total Expenses	7,863	7,657	5,766
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	42,386	27,478	60,824
Income Tax Benefit	2,215	1,947	1,607
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	44,601	29,425	62,431
Equity in Undistributed Income of Subsidiaries	41,287	52,400	21,706
NET INCOME	85,888	81,825	84,137

Other Comprehensive Income (Loss):
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	46,378	(278,976)	(19,891)
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	—	54	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$132,266	$(197,097)	$64,246

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$85,888	$81,825	$84,137
Adjustments to Reconcile Net Income to Net Cash from Operations
Change in Other Assets	3,929	3,861	(3,939)
Change in Other Liabilities	(3,113)	1,200	863
Equity Based Compensation	2,332	2,330	1,723
Equity in Excess Undistributed Income of Subsidiaries	(41,287)	(52,400)	(21,706)
Net Cash from Operating Activities	47,749	36,816	61,078

CASH FLOWS FROM INVESTING ACTIVITIES
Cash Used for Business Acquisitions	—	(49,644)	—
Net Equity in Dissolution of Subsidiary	1,978	—	—
Net Cash from Investing Activities	1,978	(49,644)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid	(29,433)	(27,022)	(22,220)
Net Cash from Financing Activities	(29,433)	(27,022)	(22,220)

Net Change in Cash and Cash Equivalents	20,294	(39,850)	38,858
Cash and Cash Equivalents at Beginning of Year	46,541	86,391	47,533
Cash and Cash Equivalents at End of Year	$66,835	$46,541	$86,391

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

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2023, 2022, and 2021, were classified as follows:

	2023	2022	2021

Beginning of Year	$180,357	$121,761	$121,956
Acquired Goodwill	—	58,596	(195)
Impairment	—	—	—
End of Year	$180,357	$180,357	$121,761

Of the $180,357 carrying amount of goodwill, $179,025 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for both periods ended December 31, 2023 and 2022. Of the $121,761 carrying amount of goodwill, $120,429 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for the period ended December 31, 2021. The decrease of $195 in 2021 is attributable to the sale of two branches located in Lexington, Kentucky.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2023, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2023
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$33,247	$(27,811)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,408)
Total	$38,912	$(33,476)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Business Combinations, Goodwill and Intangible Assets (continued)

	2022
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$33,247	$(25,001)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,378)
Total	$38,912	$(30,636)
Amortization Expense was $2,840, $3,711 and $2,731, for 2023, 2022 and 2021, respectively.

Estimated amortization expense for each of the next five years is as follows:

2024	$2,032
2025	1,394
2026	916
2027	593
2028	361

NOTE 19 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2023 and 2022, net of tax:

December 31, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(262,924)	$(514)	$(263,438)
Other Comprehensive Income (Loss) Before Reclassification	46,410	—	46,410
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(32)	—	(32)
Net Current Period Other
Comprehensive Income (Loss)	46,378	—	46,378
Ending Balance	$(216,546)	$(514)	$(217,060)

December 31, 2022	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$16,052	$(568)	$15,484
Other Comprehensive Income (Loss) Before Reclassification	(278,532)	—	(278,532)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(444)	54	(390)
Net Current Period Other
Comprehensive Income (Loss)	(278,976)	54	(278,922)
Ending Balance	$(262,924)	$(514)	$(263,438)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Other Comprehensive Income (Loss) (continued)
The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$40	Net Gain (Loss) on Securities
	(8)	Income Tax Expense
	32	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$32

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$562	Net Gain (Loss) on Securities
	(118)	Income Tax Expense
	444	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$444

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2021:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$2,247	Net Gain (Loss) on Securities
	(472)	Income Tax Expense
	1,775	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$1,775

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

None.

(b)    Insider trading arrangements.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Election of Directors,” “Our Executive Officers,” “Section 16(a): Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Business Conduct,” “Corporate Governance – Committees and Attendance,” “Corporate Governance – Director Nominations Process,” “Report of the Audit Committee,” and “Executive Compensation and Related Information – Insider Trading Policy and Anti-Hedging Provision” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2024 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2024 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2024 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2024 Proxy Statement, which sections are incorporated herein by reference.

Equity Compensation Plan Information
The Company maintains two equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the “2019 ESPP”). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,470,546	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,470,546

(a)On December 31, 2023, participants under the 2019 ESPP exercised options to purchase 5,142 Common Shares at the purchase price of $32.33 per share. The Company settled the option exercises in January 2024 with shares purchased on the open market.

(b)Represents 750,000 shares at December 31, 2023 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 720,546 shares that were available for grant or issuance at December 31, 2023 under the 2019 LTI Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 8 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2024 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2024 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

3.2
Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 20, 2023 (SEC File No. 001-15877).

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

10.2*
Basic Plan Document for the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2009 is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.3*
First Amendment to the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2020 is incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.4*+	Second Amendment to the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2024.
10.5*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2022 is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed March 1, 2022 (SEC File No. 001-15877).

10.6*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2023 is incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed March 1, 2023 (SEC File No. 001-15877).

10.7*
Description of Director Compensation Arrangements for the 12 month period ending on June 30, 2024 is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed August 8, 2023 (SEC File No. 001-15877).

10.8*
Description of Executive Management Incentive Plan for 2021 (awards payable in 2022) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 12, 2021 (SEC File No. 001-15877).

10.9*
Description of Executive Management Incentive Plan for 2022 (awards payable in 2023) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 11, 2022 (SEC File No. 001-15877).

10.10*
Description of Executive Management Incentive Plan for 2023 (awards payable in 2024) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 3, 2023 (SEC File No. 001-15877).

10.11*
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

10.12*
Supplemental Executive Retirement Agreement between German American Bancorp and Keith A. Leinenbach, dated August 31, 2017, is incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 5, 2017 (SEC File No. 001-15877).

Exhibit No.	Description
10.13*
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

10.14*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2019 Long-Term Equity Incentive Plan to Directors as part of their annual compensation arrangement is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.15*
German American Bancorp, Inc. Amended and Restated 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 000-15877).

10.16*
German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 000-15877).

21+	Subsidiaries of the Registrant
23+	Consent of Crowe LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Financial Officer.
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Financial Officer.
97+	German American Bancorp, Inc. Incentive Compensation Recovery Policy
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	February 27, 2024	By: /s/D. Neil Dauby
D. Neil Dauby, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 27, 2024	/s/D. Neil Dauby
D. Neil Dauby, Chairman and Chief Executive Officer (principal executive officer)

Date:	February 27, 2024	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	February 27, 2024	/s/Angela Curry
Angela Curry, Director

Date:	February 27, 2024	/s/Sue J. Ellspermann
Sue J. Ellspermann, Director

Date:	February 27, 2024	/s/Marc D. Fine
Marc D. Fine, Director

Date:	February 27, 2024	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	February 27, 2024	/s/Diane B. Medley
Diane B. Medley, Director

Date:	February 27, 2024	/s/M. Darren Root
M. Darren Root, Director

Date:	February 27, 2024	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	February 27, 2024	/s/Thomas W. Seger
Thomas W. Seger, Director

Date:	February 27, 2024	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	February 27, 2024	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	February 27, 2024	/s/Bradley M. Rust
Bradley M. Rust, President and Chief Financial Officer (principal financial officer)

Date:	February 27, 2024	/s/Vicki L. Schuler
Vicki L. Schuler, Senior Vice President, Controller (principal accounting officer)