Form 10-Q
period 2024-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2024-05-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2024

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

As of May 1, 2024, the registrant had 29,665,758 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2023, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

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
CRE:    Commercial Real Estate
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

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and Due from Banks	$52,839	$78,805
Federal Funds Sold and Other Short-term Investments	70,631	36,525
Cash and Cash Equivalents	123,470	115,330

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,838,911 for March 31, 2024; Amortized Cost $1,871,260 for December 31, 2023; No Allowance for Credit Losses)	1,539,270	1,596,832
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	10,325	5,226

Loans	3,978,919	3,977,900
Less: Unearned Income	(7,009)	(6,818)
Allowance for Credit Losses	(43,754)	(43,765)
Loans, Net	3,928,156	3,927,317

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,630	14,687
Premises, Furniture and Equipment, Net	106,030	106,776
Other Real Estate	—	—
Goodwill	180,357	180,357
Intangible Assets	5,665	6,307
Company Owned Life Insurance	86,294	85,840
Accrued Interest Receivable and Other Assets	116,879	112,673
TOTAL ASSETS	$6,111,929	$6,152,198

LIABILITIES
Non-interest-bearing Demand Deposits	$1,463,933	$1,493,160
Interest-bearing Demand, Savings, and Money Market Accounts	2,918,459	2,992,761
Time Deposits	836,955	767,042
Total Deposits	5,219,347	5,252,963

FHLB Advances and Other Borrowings	191,810	193,937
Accrued Interest Payable and Other Liabilities	45,518	41,740
TOTAL LIABILITIES	5,456,675	5,488,640

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,669	29,585
Additional Paid-in Capital	389,851	389,411
Retained Earnings	472,689	461,622
Accumulated Other Comprehensive Income (Loss)	(236,955)	(217,060)
TOTAL SHAREHOLDERS’ EQUITY	655,254	663,558
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,111,929	$6,152,198
End of period shares issued and outstanding	29,669,019	29,584,709

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Interest and Fees on Loans	$57,826	$49,061
Interest on Federal Funds Sold and Other Short-term Investments	299	345
Interest and Dividends on Securities:
Taxable	4,852	5,396
Non-taxable	5,281	5,687
TOTAL INTEREST INCOME	68,258	60,489

INTEREST EXPENSE
Interest on Deposits	20,989	8,971
Interest on FHLB Advances and Other Borrowings	2,275	2,509
TOTAL INTEREST EXPENSE	23,264	11,480

NET INTEREST INCOME	44,994	49,009
Provision for Credit Losses	900	1,100
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	44,094	47,909

NON-INTEREST INCOME
Wealth Management Fees	3,366	2,644
Service Charges on Deposit Accounts	2,902	2,788
Insurance Revenues	2,878	3,135
Company Owned Life Insurance	441	401
Interchange Fee Income	4,087	4,199
Other Operating Income	1,362	1,211
Net Gains on Sales of Loans	751	587
Net Gains on Securities	35	2
TOTAL NON-INTEREST INCOME	15,822	14,967

NON-INTEREST EXPENSE
Salaries and Employee Benefits	21,178	21,846
Occupancy Expense	2,828	2,910
Furniture and Equipment Expense	976	910
FDIC Premiums	729	741
Data Processing Fees	2,811	2,755
Professional Fees	1,595	1,562
Advertising and Promotion	1,138	1,167
Intangible Amortization	578	785
Other Operating Expenses	4,905	4,940
TOTAL NON-INTEREST EXPENSE	36,738	37,616

Income before Income Taxes	23,178	25,260
Income Tax Expense	4,156	4,453
NET INCOME	$19,022	$20,807

Basic Earnings per Share	$0.64	$0.71
Diluted Earnings per Share	$0.64	$0.71

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2024	2023

NET INCOME	$19,022	$20,807

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(25,178)	41,749
Reclassification Adjustment for Gains Included in Net Income	(35)	(2)
Tax Effect	5,318	(8,801)
Net of Tax	(19,895)	32,946

Total Other Comprehensive Income (Loss)	(19,895)	32,946

COMPREHENSIVE INCOME (LOSS)	$(873)	$53,753

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2024	29,584,709	$29,585	$389,411	$461,622	$(217,060)	$663,558

Net Income	—	—	—	19,022	—	19,022
Other Comprehensive Income (Loss)	—	—	—	—	(19,895)	(19,895)
Cash Dividends ($0.27 per share)	—	—	—	(7,955)	—	(7,955)
Issuance of Common Stock for:
Restricted Share Grants Net	84,310	84	440	—	—	524

Balances, March 31, 2024	29,669,019	$29,669	$389,851	$472,689	$(236,955)	$655,254

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2023	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393

Net Income	—	—	—	20,807	—	20,807
Other Comprehensive Income (Loss)	—	—	—	—	32,946	32,946
Cash Dividends ($0.25 per share)	—	—	—	(7,354)	—	(7,354)
Issuance of Common Stock for:
Restricted Share Grants Net	80,246	80	459	—	—	539

Balances, March 31, 2023	29,573,439	$29,573	$387,630	$418,620	$(230,492)	$605,331

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$19,022	$20,807
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	1,403	1,407
Depreciation and Amortization	2,339	2,429
Loans Originated for Sale	(29,017)	(21,519)
Proceeds from Sales of Loans Held-for-Sale	24,575	24,736
Provision for Credit Losses	900	1,100
Gain on Sale of Loans, net	(751)	(587)
Gain on Securities, net	(35)	(2)
Loss (Gain) on Disposition and Donation of Premises and Equipment	2	(5)
Increase in Cash Surrender Value of Company Owned Life Insurance	(454)	(473)
Equity Based Compensation	524	539
Change in Assets and Liabilities:
Interest Receivable and Other Assets	445	2,802
Interest Payable and Other Liabilities	4,900	232
Net Cash from Operating Activities	23,853	31,466

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	39,122	39,970
Proceeds from Sales of Securities Available-for-Sale	62,162	93,752
Purchase of Securities Available-for-Sale	(70,303)	(1,967)
Proceeds from Redemption of Federal Home Loan Bank Stock	57	80
Loans Made to Customers, net of Payments Received	(1,739)	15,109
Property and Equipment Expenditures	(1,238)	(1,916)
Net Cash from Investing Activities	28,061	145,028

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(33,578)	(195,056)
Change in Short-term Borrowings	(2,204)	(12,837)
Advances in Long-term Debt	25,000	—
Repayments of Long-term Debt	(25,037)	(31)
Dividends Paid	(7,955)	(7,354)
Net Cash from Financing Activities	(43,774)	(215,278)

Net Change in Cash and Cash Equivalents	8,140	(38,784)
Cash and Cash Equivalents at Beginning of Year	115,330	119,079
Cash and Cash Equivalents at End of Period	$123,470	$80,295

Cash Paid During the Period for
Interest	$21,101	$10,152
Income Taxes	—	—

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$827	$(1,963)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company”) conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders’ equity based on these reclassifications.

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2024. The Company has discontinued originating LIBOR based loans and transitioned formerly LIBOR indexed loans to term SOFR and other indices.

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

The SEC’s Staff Accounting Bulletin No. 121 (“SAB 121”) provides interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for its customers, either directly or through an agent or another third party acting on its behalf. SAB 121 requires an entity to recognize a liability on its balance sheet to reflect the obligation to safeguard the crypto-assets of others, along with a corresponding safeguarding asset, both of which are measured at fair value. The Company has completed an evaluation and concluded that it does not have a safeguarding obligation under SAB 121 and therefore the disclosures do not apply.

On March 29, 2023, the FASB issued ASU 2023-02, “Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” to expand use of the proportional amortization method of accounting to equity investments in tax credit programs beyond those in low-income-housing tax credit (LIHTC) programs. The amendments in this update permit reporting entities to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance provides clarifications to address interpretive issues and

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
prescribes specific information that reporting entities must disclose about tax credit investments each period. The Company adopted this standard and there was no impact on the Company’s financial statements or disclosures.

NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2024	2023
Basic Earnings per Share:
Net Income	$19,022	$20,807
Weighted Average Shares Outstanding	29,599,491	29,507,446
Basic Earnings per Share	$0.64	$0.71

Diluted Earnings per Share:
Net Income	$19,022	$20,807

Weighted Average Shares Outstanding	29,599,491	29,507,446
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,599,491	29,507,446
Diluted Earnings per Share	$0.64	$0.71
For the three months ended March 31, 2024 and 2023, there were no anti-dilutive shares.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2024
U.S. Treasury	$49,680	$6	$—	$49,686
Obligations of State and Political Subdivisions	826,416	316	(137,972)	688,760
MBS/CMO	746,250	17	(123,251)	623,016
US Gov’t Sponsored Entities & Agencies	216,565	—	(38,757)	177,808
Total	$1,838,911	$339	$(299,980)	$1,539,270

December 31, 2023
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	889,940	1,309	(122,374)	768,875
MBS/CMO	761,025	28	(116,013)	645,040
US Gov’t Sponsored Entities & Agencies	220,295	—	(37,378)	182,917
Total	$1,871,260	$1,337	$(275,765)	$1,596,832

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at March 31, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$51,185	$51,185
Due after one year through five years	12,108	12,036
Due after five years through ten years	50,483	46,605
Due after ten years	762,320	628,620
MBS/CMO	746,250	623,016
US Gov’t Sponsored Entities & Agencies	216,565	177,808
Total	$1,838,911	$1,539,270

Proceeds from the Sales of Securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Proceeds from Sales	$62,162	$93,752
Gross Gains on Sales	360	257
Gross Losses on Sales	325	255

Income Taxes on Gross Gains	7	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $380,442 and $366,576 as of March 31, 2024 and December 31, 2023, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2024 and December 31, 2023, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$18,497	$(256)	$653,099	$(137,716)	$671,596	$(137,972)
MBS/CMO	—	—	621,301	(123,251)	621,301	(123,251)
US Gov’t Sponsored Entities & Agencies	—	—	177,808	(38,757)	177,808	(38,757)
Total	$18,497	$(256)	$1,452,208	$(299,724)	$1,470,705	$(299,980)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,469	$(175)	$668,223	$(122,199)	$681,692	$(122,374)
MBS/CMO	135	(1)	643,172	(116,012)	643,307	(116,013)
US Gov’t Sponsored Entities & Agencies	—	—	182,917	(37,378)	182,917	(37,378)
Total	$13,604	$(176)	$1,494,312	$(275,589)	$1,507,916	$(275,765)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. The increase in unrealized losses from December 31, 2023 to March 31, 2024 was primarily the result of fair value adjustments caused by the change in market interest rates. There was no allowance for credit losses for available-for-sale debt securities at March 31, 2024 or December 31, 2023.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $8,608 at March 31, 2024 and $9,620 at December 31, 2023. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2024 and December 31, 2023. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2024, there was no additional impairment recognized through earnings.

NOTE 5 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $150,251 at March 31, 2024 and $139,751 at December 31, 2023. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	March 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$150,251	$8,287	$139,751	$7,458

Included in Other Liabilities:
Interest Rate Swaps	$150,251	$8,294	$139,751	$7,467

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2024	2023
Interest Rate Swaps:
Included in Other Operating Income	$225	$(50)

NOTE 6 – Loans

Loans were comprised of the following classifications:

	March 31, 2024	December 31, 2023
Commercial:
Commercial and Industrial Loans	$572,666	$589,541
Commercial Real Estate Loans	2,148,808	2,121,835
Agricultural Loans	400,733	423,803
Leases	73,496	71,988
Retail:
Home Equity Loans	312,859	299,685
Consumer Loans	88,008	87,853
Credit Cards	21,113	20,351
Residential Mortgage Loans	361,236	362,844

Subtotal	3,978,919	3,977,900
Less: Unearned Income	(7,009)	(6,818)
Allowance for Credit Losses	(43,754)	(43,765)
Loans, net	$3,928,156	$3,927,317

The table above includes $12,817 and $13,237 of purchase credit deteriorated loans as of March 31, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023:

March 31, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for credit loss expense	(556)	833	(187)	27	269	294	150	70	900
Loans charged-off	(102)	(308)	—	—	(368)	(134)	(149)	—	(1,061)
Recoveries collected	3	4	—	—	125	7	11	—	150
Total ending allowance balance	$7,266	$26,452	$3,650	$373	$785	$2,001	$395	$2,832	$43,754

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

March 31, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for credit loss expense	501	402	(301)	18	226	54	125	75	1,100
Loans charged-off	(733)	—	—	—	(345)	(14)	(120)	(26)	(1,238)
Recoveries collected	55	62	—	—	133	31	1	3	285
Total ending allowance balance	$13,572	$22,062	$3,887	$227	$609	$1,415	$263	$2,280	$44,315

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

For the three months ended March 31, 2024, the allowance for credit losses remained stable compared to December 31, 2023. The Company saw improvement in individually analyzed loans and added reserve for loan portfolio growth. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
uncollectible. Exceptions to the non-accrual and charge-off policies are made when the loan is well secured and in the process of collection.

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$2,427	$4,450	$—
Commercial Real Estate Loans	1,355	2,407	85
Agricultural Loans	630	837	—
Leases	—	—	—
Home Equity Loans	504	504	—
Consumer Loans	77	77	—
Credit Cards	50	50	—
Residential Mortgage Loans	1,431	1,573	—
Total	$6,474	$9,898	$85
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $9,898.
Interest income on non-accrual loans recognized during the three months ended March 31, 2024 totaled $32.

December 31, 2023	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,864	$3,707	$—
Commercial Real Estate Loans	942	1,889	55
Agricultural Loans	665	879	—
Leases	—	—	—
Home Equity Loans	1,033	1,033	—
Consumer Loans	111	111	—
Credit Cards	142	142	—
Residential Mortgage Loans	1,125	1,375	—
Total	$5,882	$9,136	$55
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $9,136.

Interest income on non-accrual loans recognized during the year ended December 31, 2023 totaled $106.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,269	$207	$—	$1,818	$6,294
Commercial Real Estate Loans	8,937	—	—	—	8,937
Agricultural Loans	3,086	1,025	—	—	4,111
Leases	—	—	—	—	—
Home Equity Loans	421	—	—	—	421
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	599	—	—	—	599
Total	$17,321	$1,232	$—	$1,818	$20,371

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,668	$49	$—	$1,888	$5,605
Commercial Real Estate Loans	8,553	—	—	—	8,553
Agricultural Loans	3,338	1,055	—	—	4,393
Leases	—	—	—	—	—
Home Equity Loans	420	—	—	—	420
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	753	—	—	—	753
Total	$16,741	$1,104	$—	$1,888	$19,733

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2024 and December 31, 2023:

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$136	$458	$3,608	$4,202	$568,464	$572,666
Commercial Real Estate Loans	734	849	1,432	3,015	2,145,793	2,148,808
Agricultural Loans	6	1,057	497	1,560	399,173	400,733
Leases	—	—	—	—	73,496	73,496
Home Equity Loans	1,376	292	504	2,172	310,687	312,859
Consumer Loans	732	36	77	845	87,163	88,008
Credit Cards	89	73	50	212	20,901	21,113
Residential Mortgage Loans	4,715	2,062	1,481	8,258	352,978	361,236
Total	$7,788	$4,827	$7,649	$20,264	$3,958,655	$3,978,919

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$832	$257	$3,299	$4,388	$585,153	$589,541
Commercial Real Estate Loans	1,215	484	938	2,637	2,119,198	2,121,835
Agricultural Loans	5	248	497	750	423,053	423,803
Leases	—	—	—	—	71,988	71,988
Home Equity Loans	1,016	571	1,033	2,620	297,065	299,685
Consumer Loans	658	84	110	852	87,001	87,853
Credit Cards	165	87	142	394	19,957	20,351
Residential Mortgage Loans	7,362	1,647	1,215	10,224	352,620	362,844
Total	$11,253	$3,378	$7,234	$21,865	$3,956,035	$3,977,900

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three months ended, March 31, 2024, or the year ended, December 31, 2023, resulted in a permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at March 31, 2024 and December 31, 2023, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$23,640	$103,041	$123,191	$81,060	$25,763	$66,102	$130,677	$553,474
Special Mention	176	46	477	115	1,208	2,482	3,526	8,030
Substandard	—	—	271	4,166	305	3,117	3,303	11,162
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$23,816	$103,087	$123,939	$85,341	$27,276	$71,701	$137,506	$572,666

Current Period Gross Charge-Offs	$—	$4	$17	$35	$—	$—	$46	$102

Commercial Real Estate:
Risk Rating
Pass	$77,809	$316,801	$417,934	$449,347	$210,315	$578,412	$37,178	$2,087,796
Special Mention	176	13,688	2,788	10,808	2,091	18,596	961	49,108
Substandard	—	464	1,270	5,378	537	4,255	—	11,904
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$77,985	$330,953	$421,992	$465,533	$212,943	$601,263	$38,139	$2,148,808

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$308	$—	$308

Agricultural:
Risk Rating
Pass	$12,909	$43,953	$53,296	$38,147	$40,568	$119,627	$67,641	$376,141
Special Mention	183	1,491	83	856	4,805	10,982	1,271	19,671
Substandard	195	—	—	—	111	4,615	—	4,921
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$13,287	$45,444	$53,379	$39,003	$45,484	$135,224	$68,912	$400,733

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$7,886	$34,090	$11,224	$9,498	$5,086	$5,712	$—	$73,496
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$7,886	$34,090	$11,224	$9,498	$5,086	$5,712	$—	$73,496

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$112,626	$134,590	$80,738	$28,492	$32,585	$45,764	$134,936	$569,731
Special Mention	47	453	128	829	—	1,948	3,048	6,453
Substandard	—	294	5,689	780	1,696	1,471	3,427	13,357
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$112,673	$135,337	$86,555	$30,101	$34,281	$49,183	$141,411	$589,541

Current Period Gross Charge-Offs	$—	$911	$32	$493	$7	$88	$261	$1,792

Commercial Real Estate:
Risk Rating
Pass	$300,569	$416,874	$470,917	$225,668	$147,431	$458,821	$41,102	$2,061,382
Special Mention	13,906	2,401	11,155	1,651	259	19,532	638	49,542
Substandard	—	617	5,510	1,142	729	2,737	176	10,911
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$314,475	$419,892	$487,582	$228,461	$148,419	$481,090	$41,916	$2,121,835

Current Period Gross Charge-Offs	$—	$—	$56	$—	$—	$—	$—	$56

Agricultural:
Risk Rating
Pass	$44,948	$56,291	$39,852	$42,279	$23,217	$100,391	$89,455	$396,433
Special Mention	1,495	164	903	5,047	2,338	9,894	2,259	22,100
Substandard	—	—	199	188	200	4,683	—	5,270
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$46,443	$56,455	$40,954	$47,514	$25,755	$114,968	$91,714	$423,803

Current Period Gross Charge-Offs	$—	$—	$—	$2	$—	$—	$25	$27

Leases:
Risk Rating
Pass	$36,848	$12,281	$10,634	$6,086	$4,788	$1,351	$—	$71,988
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$36,848	$12,281	$10,634	$6,086	$4,788	$1,351	$—	$71,988

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$11,092	$43,898	$18,463	$7,984	$2,400	$2,377	$1,717	$87,931
Nonperforming	—	24	29	21	—	3	—	77
Total Consumer Loans	$11,092	$43,922	$18,492	$8,005	$2,400	$2,380	$1,717	$88,008

Current Period Gross Charge-Offs	$248	$75	$27	$15	$—	$—	$3	$368

Home Equity:
Payment performance
Performing	$—	$238	$1,691	$303	$236	$3,255	$306,632	$312,355
Nonperforming	—	—	212	—	—	281	11	504
Total Home Equity Loans	$—	$238	$1,903	$303	$236	$3,536	$306,643	$312,859

Current Period Gross Charge-Offs	$—	$—	$35	$99	$—	$—	$—	$134

Residential Mortgage:
Payment performance
Performing	$12,231	$54,893	$64,121	$82,933	$40,025	$105,460	$—	$359,663
Nonperforming	—	150	—	44	198	1,181	—	1,573
Total Residential Mortgage Loans	$12,231	$55,043	$64,121	$82,977	$40,223	$106,641	$—	$361,236

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	March 31, 2024	December 31, 2023

Performing	$21,063	$20,209
Nonperforming	50	142

Total	$21,113	$20,351

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

March 31, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
NOTE 7 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $38,764 and $40,968 as of March 31, 2024 and December 31, 2023, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The core banking segment is comprised by the Company’s banking subsidiary, German American Bank, which operated through 75 banking offices at March 31, 2024. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The wealth management segment’s revenues are comprised primarily of fees generated by the trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment primarily consists of German American Insurance, Inc., which provides a full line of personal and corporate insurance products. Commissions derived from the sale of insurance products are the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 8 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2024
Net Interest Income	$46,218	$29	$1	$(1,254)	$44,994
Net Gains on Sales of Loans	751	—	—	—	751
Net Gains on Securities	35	—	—	—	35
Wealth Management Fees	1	3,365	—	—	3,366
Insurance Revenues	—	—	2,878	—	2,878
Noncash Items:
Provision for Credit Losses	900	—	—	—	900
Depreciation and Amortization	2,215	5	5	114	2,339
Income Tax Expense (Benefit)	3,896	232	223	(195)	4,156
Segment Profit (Loss)	18,905	1,001	676	(1,560)	19,022
Segment Assets at March 31, 2024	6,097,690	10,644	4,308	(713)	6,111,929

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
March 31, 2023
Net Interest Income	$50,141	$25	$14	$(1,171)	$49,009
Net Gains on Sales of Loans	587	—	—	—	587
Net Gains on Securities	2	—	—	—	2
Wealth Management Fees	2	2,642	—	—	2,644
Insurance Revenues	1	17	3,117	—	3,135
Noncash Items:
Provision for Credit Losses	1,100	—	—	—	1,100
Depreciation and Amortization	2,293	10	12	114	2,429
Income Tax Expense (Benefit)	4,401	130	227	(305)	4,453
Segment Profit (Loss)	20,565	606	1,061	(1,425)	20,807
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 10 – Equity Plans and Equity Based Compensation

During the periods presented, the Company maintained its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”), under which stock options, restricted stock, and other equity incentive awards could be granted. The 2019 LTI Plan, which authorizes a maximum aggregate issuance of 1,000,000 shares of common stock (subject to certain permitted adjustments), became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first.

For the three months ended March 31, 2024 and 2023, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2024 and 2023.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. Beginning in 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through December 31 of the year after grant or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2024, the Company granted 87,918 shares of restricted stock. During the three months ended March 31, 2023, the Company granted 80,390 of restricted stock. Total unvested shares of restricted stock at March 31, 2024 and December 31, 2023 were 186,307 and 116,632, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2024	2023

Restricted Stock Expense	$640	$539
Cash Entitlement Expense	188	182
Tax Effect	(215)	(187)
Net of Tax	$613	$534

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $6,188 and $5,516 as of March 31, 2024 and 2023, respectively.

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

For the three months ended March 31, 2024, the Company recorded $12 of expense related to the 2019 ESPP resulting in $9 net of tax. For the three months ended March 31, 2023, the Company recorded $12 of expense related to the 2019 ESPP resulting

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 10 - Equity Plans and Equity Based Compensation (continued)
in $9 net of tax. There was no unrecognized compensation expense as of March 31, 2024 and 2023 for the 2019 ESPP. No stock options were outstanding as of March 31, 2024 and December 31, 2023.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2024, the Company held $76 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $991 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
March 31, 2024
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$49,686	$—	$—	$49,686
Obligations of State and Political Subdivisions	—	688,684	76	688,760
MBS/CMO	—	622,025	991	623,016
US Gov’t Sponsored Entities & Agencies	—	177,808	—	177,808
Total Securities	$49,686	$1,488,517	$1,067	$1,539,270

Loans Held-for-Sale	$—	$10,325	$—	$10,325

Derivative Assets	$—	$8,287	$—	$8,287

Derivative Liabilities	$—	$8,294	$—	$8,294

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	768,800	75	768,875
MBS/CMO	—	644,056	984	645,040
US Gov’t Sponsored Entities & Agencies	—	182,917	—	182,917
Total Securities	$—	$1,595,773	$1,059	$1,596,832

Loans Held-for-Sale	$—	$5,226	$—	$5,226

Derivative Assets	$—	$7,458	$—	$7,458

Derivative Liabilities	$—	$7,467	$—	$7,467

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)
As of March 31, 2024 and December 31, 2023, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2024	December 31, 2023

Aggregate Fair Value	$10,325	$5,226
Contractual Balance	10,136	5,125
Gain (Loss)	189	101

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2024 and 2023 for loans held for sale were $88 and $(29), respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

	Obligations of State and Political Subdivisions		MBS/CMO
	2024	2023	2024	2023

Balance of Recurring Level 3 Assets at January 1	$75	$83	$984	$906
Total Gains (Losses) Included in Other Comprehensive Income	1	—	7	11
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$76	$83	$991	$917

Of the total gain (loss) included in earnings for the three months ended March 31, 2024 and 2023, $8 and $11 was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,715	$2,715
Commercial Real Estate Loans	$—	$—	$3,098	$3,098
Agricultural Loans	$—	$—	$2,220	$2,220
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$326	$326
Residential Mortgage Loans	$—	$—	$326	$326

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,506	$2,506
Commercial Real Estate Loans	$—	$—	$3,447	$3,447
Agricultural Loans	$—	$—	$2,395	$2,395
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$326	$326
Residential Mortgage Loans	$—	$—	$450	$450

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2024 and December 31, 2023:

March 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,715	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-100% (37%)
Individual Analyzed Loans - Commercial Real Estate Loans	$3,098	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-68% (43%)
Individual Analyzed Loans - Agricultural Loans	$2,220	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (52%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Home Equity Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Fair Value (continued)

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,506	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-100% (33%)
Individual Analyzed Loans - Commercial Real Estate Loans	$3,447	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-68% (42%)
Individual Analyzed Loans - Agricultural Loans	$2,395	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (51%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Home Equity Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$450	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2024 and December 31, 2023. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$123,470	$52,839	$70,631	$—	$123,470
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,919,462	—	—	3,821,382	3,821,382
Accrued Interest Receivable	30,385	—	9,028	21,357	30,385
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,382,392)	(4,382,392)	—	—	(4,382,392)
Time Deposits	(836,955)	—	(828,378)	—	(828,378)
Short-term Borrowings	(63,764)	(25,000)	(38,764)	—	(63,764)
Long-term Debt	(128,046)	—	(52,513)	(74,678)	(127,191)
Accrued Interest Payable	(9,236)	—	(8,768)	(468)	(9,236)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

NOTE 12 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023, net of tax:

March 31, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2024	$(216,546)	$(514)	$(217,060)
Other Comprehensive Income (Loss) Before Reclassification	(19,867)	—	(19,867)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(28)	—	(28)
Net Current Period Other Comprehensive Income (Loss)	(19,895)	—	(19,895)
Ending Balance at March 31, 2024	$(236,441)	$(514)	$(236,955)

March 31, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2023	$(262,924)	$(514)	$(263,438)
Other Comprehensive Income (Loss) Before Reclassification	32,948	—	32,948
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(2)	—	(2)
Net Current Period Other Comprehensive Income (Loss)	32,946	—	32,946
Ending Balance at March 31, 2023	$(229,978)	$(514)	$(230,492)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Other Comprehensive Income (Loss) (continued)
The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$35	Net Gains on Securities
	(7)	Income Tax Expense
	28	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2024	$28

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$2	Net Gains on Securities
	—	Income Tax Expense
	2	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2023	$2

NOTE 13 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three months ended March 31, 2024 and 2023. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2024	2023
In-Scope of Topic 606:
Wealth Management Fees	$3,366	$2,644
Service Charges on Deposit Accounts	2,902	2,788
Insurance Revenues	2,878	3,135
Interchange Fee Income	4,087	4,199
Other Operating Income:
ATM Fees	288	293
Wire Transfer Fees	168	164
Other (1)	293	296
Non-interest Income (in-scope of Topic 606)	13,982	13,519
Non-interest Income (out-of-scope of Topic 606)	1,840	1,448
Total Non-interest Income	$15,822	$14,967
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $293 thousand and $296 thousand for the three months ended March 31, 2024 and 2023, respectively, all of which are within the scope of ASC 606.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	72	78
Operating Lease Cost	338	373
Short-term Lease Cost	—	—
Total Lease Cost	$462	$503

The weighted average lease term and discount rates were as follows:

	March 31, 2024	March 31, 2023

Weighted Average Remaining Lease Term:
Finance Leases	8 years	4 years
Operating Leases	6 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.36%	7.58%
Operating Leases	3.07%	2.82%

Supplemental balance sheet information related to leases were as follows:

	March 31, 2024	March 31, 2023

Finance Leases
Premises, Furniture and Equipment, Net	$1,596	$1,805
Other Borrowings	2,585	2,806

Operating Leases
Operating Lease Right-of-Use Assets	$4,882	$5,971
Operating Lease Liabilities	5,043	6,127

Supplemental cash flow information related to leases were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$72	$78
Operating Cash Flows from Operating Leases	334	366
Financing Cash Flows from Finance Leases	63	50

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2024
	Finance Leases	Operating Leases

Year 1	$519	$1,219
Year 2	519	967
Year 3	519	800
Year 4	465	645
Year 5	438	595
Thereafter	1,401	1,358
Total Lease Payments	3,861	5,584
Less Imputed Interest	(1,276)	(541)
Total	$2,585	$5,043

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-traded (symbol: GABC) financial holding company based in Jasper, Indiana. The Company, through its banking subsidiary German American Bank, operates 74 banking offices in 20 contiguous southern Indiana counties and 14 Kentucky counties. The Company also owns an investment brokerage subsidiary (German American Investment Services, Inc.) and a full line property and casualty insurance agency (German American Insurance, Inc.).

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2024 and December 31, 2023 and the consolidated results of operations for the three months ended March 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Net income for the quarter ended March 31, 2024 totaled $19,022,000, or $0.64 per share, a decline of 10% on a per share basis compared with the first quarter 2023 net income of $20,807,000, or $0.71 per share. The decline in net income compared to the first quarter of 2023 was primarily attributable to lower net interest income as a result of modest net interest margin compression driven by higher deposit costs. Non-interest income increased $855,000, an increase of 6%, comparing the three months ended March 31, 2024 to the same period of 2023 which was largely attributable to increased wealth management fees. For the quarter ended March 31, 2024, non-interest expense declined $878,000, a decrease of 2%, compared with the same period of 2023 which was largely driven by a decline in salary expense.

During the first quarter of 2024, loans remained stable with commercial real estate and retail organic loan growth helping to offset the larger seasonal reductions in utilization of agricultural lines of credit and ongoing reduced utilization in commercial and industrial lines. Total loans at March 31, 2024 increased by $1,019,000 compared with year-end 2023.

First quarter 2024 deposits declined approximately $33,600,000 million, or 3%, on an annualized linked quarter basis compared to December 31, 2023, driven by a delayed seasonal outflow of public fund deposits into first quarter 2024. Non-public funds, however, continued to grow positively compared to year end 2023. The overall core deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 21% and non-interest bearing demand accounts remaining stable at 28% of total deposits.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being unemployment rate forecast, gross domestic product and agricultural producer price index as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. At March 31, 2024, the allowance for credit losses remained stable as compared to December 31, 2023.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company’s scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgements or assumptions of qualitative loss factors that were utilized at March 31, 2024 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2024. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2024, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $339,000 and gross unrealized losses totaled approximately $299,980,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net Income:

Net income for the quarter ended March 31, 2024 totaled $19,022,000, or $0.64 per share, a decline of 10% on a per share basis compared with the first quarter 2023 net income of $20,807,000, or $0.71 per share. The decline in net income compared to the first quarter of 2023 was largely the result of lower net interest income, driven by net interest margin compression, as higher deposit costs exceeded the improved yields on earning assets.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2024 and 2023. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$22,903	$299	5.25%	$46,729	$345	2.99%
Securities:
Taxable	845,026	4,852	2.30%	949,595	5,396	2.27%
Non-taxable	750,674	6,685	3.56%	779,594	7,199	3.69%
Total Loans and Leases⁽²⁾	3,972,232	58,067	5.88%	3,773,789	49,245	5.29%
TOTAL INTEREST EARNING ASSETS	5,590,835	69,903	5.02%	5,549,707	62,185	4.53%
Other Assets	555,508			573,018
Less: Allowance for Credit Losses	(43,973)			(44,599)
TOTAL ASSETS	$6,102,370			$6,078,126

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,700,671	$7,524	1.78%	$1,843,055	$5,673	1.25%
Savings Deposits and Money Market Accounts	1,269,084	5,299	1.68%	1,276,924	1,741	0.55%
Time Deposits	806,976	8,166	4.07%	451,644	1,557	1.40%
FHLB Advances and Other Borrowings	196,348	2,275	4.66%	244,645	2,509	4.16%
TOTAL INTEREST-BEARING LIABILITIES	3,973,079	23,264	2.36%	3,816,268	11,480	1.22%
Demand Deposit Accounts	1,426,239			1,636,133
Other Liabilities	46,271			47,163
TOTAL LIABILITIES	5,445,589			5,499,564
Shareholders’ Equity	656,781			578,562
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$6,102,370			$6,078,126

COST OF FUNDS			1.67%			0.84%
NET INTEREST INCOME		$46,639			$50,705
NET INTEREST MARGIN			3.35%			3.69%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the first quarter of 2024, net interest income, on a non tax-equivalent basis, totaled $44,994,000, a decline of $4,015,000, or 8%, compared to the first quarter of 2023 net interest income of $49,009,000.

The decline in net interest income during the first quarter of 2024 compared with the first quarter of 2023 was primarily attributable to a decline in the Company’s net interest margin. The tax equivalent net interest margin for the quarter ended March 31, 2024 was 3.35% compared with 3.69% in the first quarter of 2023. The decline in the net interest margin during the first quarter of 2024 compared with first quarter of 2023 was largely driven by an increase in the cost of funds. The cost of funds continued to accelerate higher in the first quarter of 2024 due to highly competitive deposit pricing in the marketplace, customers actively looking for yield opportunities within and outside the banking industry and a continued shift in the Company’s deposit composition to a higher level of time deposits.

The Company’s net interest margin and net interest income have been impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $360,000 during the first quarter of 2024 and $530,000 during the first quarter of 2023. Accretion of loan discounts on acquired loans contributed approximately 3 basis points to the net interest margin in the first quarter of 2024 and 4 basis points in the first quarter of 2023.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2024, the Company recorded a provision for credit losses of $900,000 compared with a provision for credit losses of $1,100,000 during the first quarter of 2023.

Net charge-offs totaled $911,000, or 9 basis points, on an annualized basis, of average loans outstanding during the first quarter of 2024 compared with $953,000, or 10 basis points of average loans during the first quarter of 2023.

The provision for credit losses made during the three months ended March 31, 2024 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended March 31, 2024, non-interest income totaled $15,822,000, an increase of $855,000, or 6%, compared with the first quarter of 2023. The increase in non-interest income during the first quarter of 2024 compared to the first quarter of 2023 was in large part attributable to increased wealth management fees.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Wealth Management Fees	$3,366	$2,644	$722	27%
Service Charges on Deposit Accounts	2,902	2,788	114	4
Insurance Revenues	2,878	3,135	(257)	(8)
Company Owned Life Insurance	441	401	40	10
Interchange Fee Income	4,087	4,199	(112)	(3)
Other Operating Income	1,362	1,211	151	12
Subtotal	15,036	14,378	658	5
Net Gains on Sales of Loans	751	587	164	28
Net Gains on Securities	35	2	33	1,650
Total Non-interest Income	$15,822	$14,967	$855	6

Wealth management fees increased $722,000, or 27%, during the first quarter of 2024 compared with the first quarter of 2023. The increase during the first quarter of 2024 was largely attributable to increased assets under management within the Company’s wealth management group as compared with the first quarter of 2023.

Insurance revenues declined $257,000, or 8%, during the quarter ended March 31, 2024, compared with the first quarter of 2023. The decline during the first quarter of 2024 compared with the first quarter of 2023 was related to a decline in contingency revenue, partially mitigated by increased commercial lines revenue. Contingency revenue during the first quarter of 2024 totaled $391,000 compared with $945,000 during the first quarter of 2023. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency. Typically, the majority of contingency revenue is recognized during the first quarter of the year.

Other operating income increased $151,000, or 12%, during the first quarter of 2024 compared with the first quarter of 2023. The increase during the first quarter of 2024 compared with the same period of the prior year was primarily related to a higher level of fees associated with interest rate swap transactions with loan customers.

Net gains on sales of loans increased $164,000, or 28%, during the first quarter of 2024 compared with the same period of 2023. The increase in the first quarter of 2024 compared with the first quarter of 2023 was largely related to improved pricing levels on loans sold and fair value adjustments on commitments to sell loans. Loan sales totaled $24.0 million during the first quarter of 2024 compared with $23.4 million during the first quarter of 2023.

Non-interest Expense:

During the quarter ended March 31, 2024, non-interest expense totaled $36,738,000, a decline of $878,000, or 2%, compared with the first quarter of 2023.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Salaries and Employee Benefits	$21,178	$21,846	$(668)	(3)%
Occupancy, Furniture and Equipment Expense	3,804	3,820	(16)	—
FDIC Premiums	729	741	(12)	(2)
Data Processing Fees	2,811	2,755	56	2
Professional Fees	1,595	1,562	33	2
Advertising and Promotion	1,138	1,167	(29)	(2)
Intangible Amortization	578	785	(207)	(26)
Other Operating Expenses	4,905	4,940	(35)	(1)
Total Non-interest Expense	$36,738	$37,616	$(878)	(2)

Salaries and benefits declined $668,000, or 3%, during the first quarter of 2024 as compared with the first quarter of 2023. The decline in salaries and benefits during the first quarter of 2024 compared with the first quarter of 2023 was primarily due to a lower level of full-time equivalent employees and lower incentive compensation.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. The core deposit intangibles are generally amortized on an accelerated basis over a period of six to ten years. Intangible Amortization decreased $207,000, or 26%, during the quarter ended March 31, 2024 compared with the same period of the prior year. The decrease in the first quarter of 2024 compared with the same period of the prior year was primarily attributable to the accelerated amortization method for which the intangible assets are amortized.

Income Taxes:

The Company’s effective income tax rate was 17.9% and 17.6%, respectively, during the three months ended March 31, 2024 and 2023. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.112 billion at March 31, 2024, representing a decline of $40.3 million compared with December 31, 2023. The modest decline in total assets at March 31, 2024 compared with year-end 2023 was largely related to a decline in the securities portfolio.

Securities available for sale declined $57.6 million as of March 31, 2024 compared with December 31, 2023. The decline at March 31, 2024 in the available for sale securities portfolio compared with year-end 2023 was primarily the result of the Company’s utilization of cash flows from the securities portfolio to fund loan growth and other balance sheet funding needs. Current projections indicate approximately $190.0 million in principal and interest cash flows from the portfolio over the next twelve months with rates unchanged.

Total loans remained relatively stable at March 31, 2024 compared with year-end 2023, increasing by $1.0 million. The modest increase during the first quarter of 2024 compared with year-end 2023 was largely attributable to increased commercial real estate loans and retail loans, partially offset by lower seasonal line utilization for agricultural loans and lower line utilization for commercial and industrial loans. Commercial real estate loans increased $27.0 million, or 5% on an annualized basis, while retail loans grew $12.5 million, or 6% on an annualized basis. Partially offsetting these increases was a decline in agricultural loans of $23.1 million, or 22% on an annualized basis, and a decline in commercial and industrial loans of $15.4 million, or 9% on an annualized basis, as line of credit utilization declined in both of these segments.

End of Period Loan Balances: (dollars in thousands)	March 31, 2024	December 31, 2023	Current Period Change
Commercial and Industrial Loans and Leases	$646,162	$661,529	$(15,367)
Commercial Real Estate Loans	2,148,808	2,121,835	26,973
Agricultural Loans	400,733	423,803	(23,070)
Home Equity and Consumer Loans	421,980	407,889	14,091
Residential Mortgage Loans	361,236	362,844	(1,608)
Total Loans	$3,978,919	$3,977,900	$1,019

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	March 31, 2024		December 31, 2023
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	21%	11%	21%	11%
Retail Space	14%	7%	14%	7%
1-4 Family Investment Properties	12%	6%	12%	7%
Industrial, Manufacturing, Warehousing Properties	10%	5%	10%	5%
Office Real Estate	8%	4%	8%	4%
Healthcare Facilities	8%	4%	7%	4%
Land Development and Construction	6%	3%	6%	3%
Lodging	6%	3%	6%	3%

The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at March 31, 2024 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2023, the Company’s commercial real estate loan portfolio is diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which is 41% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which is 12% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2024	December 31, 2023
Commercial and Industrial Loans and Leases	$7,639	$8,267
Commercial Real Estate Loans	26,452	25,923
Agricultural Loans	3,650	3,837
Home Equity and Consumer Loans	3,181	2,976
Residential Mortgage Loans	2,832	2,762
Unallocated	—	—
Total Allowance for Credit Losses	$43,754	$43,765

The Company’s allowance for credit losses totaled $43.8 million at both March 31, 2024 and December 31, 2023. The allowance for credit losses represented 1.10% of period-end loans at both March 31, 2024 and December 31, 2023. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2024, the Company held net discounts on acquired loans of $3.6 million.

The following is an analysis of the Company’s non-performing assets at March 31, 2024 and December 31, 2023:

Non-performing Assets: (dollars in thousands)	March 31, 2024	December 31, 2023
Non-accrual Loans	$9,898	$9,136
Past Due Loans (90 days or more)	85	55
Total Non-performing Loans	9,983	9,191
Other Real Estate	—	—
Total Non-performing Assets	$9,983	$9,191

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.25%	0.23%
Allowance for Credit Loss to Non-performing Loans	438.29%	476.17%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Commercial and Industrial Loans and Leases	$4,450	$3,707	$—	$—
Commercial Real Estate Loans	2,407	1,889	85	55
Agricultural Loans	837	879	—	—
Home Equity Loans	504	1,033	—	—
Consumer Loans	127	253	—	—
Residential Mortgage Loans	1,573	1,375	—	—
Total	$9,898	$9,136	$85	$55

Non-performing assets totaled $10.0 million at March 31, 2024 compared to $9.2 million at December 31, 2023. Non-performing assets represented 0.16% of total assets at March 31, 2024 compared to 0.15% at year-end 2023. Non-performing loans totaled $10.0 million at March 31, 2024 compared to $9.2 million at December 31, 2023. Non-performing loans represented 0.25% of total loans at March 31, 2024 compared to 0.23% at December 31, 2023. The modest increase in both commercial and industrial non-performing loans as well as commercial real estate non-performing loans was related to two credit relationships of less than $1.0 million each.

March 31, 2024 total deposits declined $33.6 million, or 3% on an annualized basis, compared to year-end 2023. The decline at March 31, 2024 compared to year-end 2023 was largely attributable to seasonal outflows of public entity funds. The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to a higher interest rate environment. Non-interest bearing deposits have remained relatively stable as a percent of total deposits with both March 31, 2024 and December 31, 2023 non-interest bearing deposits totaling 28% of total deposits. The deposit base remains diverse with stable and manageable exposure to uninsured and uncollaterized deposits of approximately 21% of total deposits.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2024	December 31, 2023	Current Period Change
Non-interest-bearing Demand Deposits	$1,463,933	$1,493,160	$(29,227)
Interest-bearing Demand, Savings, & Money Market Accounts	2,918,459	2,992,761	(74,302)
Time Deposits < $100,000	328,804	289,077	39,727
Time Deposits of $100,000 or more	508,151	477,965	30,186
Total Deposits	$5,219,347	$5,252,963	$(33,616)

Capital Resources:

As of March 31, 2024, shareholders’ equity declined by $8.3 million to $655.3 million compared with $663.6 million at year-end 2023. The decline in shareholders' equity was primarily attributable to a decline in accumulated other comprehensive income (loss) of $20.0 million related to the decrease in value of the Company’s available-for-sale securities portfolio driven by changes in market interest rates during the first three months of 2024. Partially mitigating the decline was increased retained earnings of $11.1 million due to net income of $19.0 million, which was partially offset by the payment of $8.0 million in shareholder dividends.

Shareholders’ equity represented 11.0% of total assets at both March 31, 2024 and December 31, 2023. Shareholders’ equity included $186.0 million of goodwill and other intangible assets at March 31, 2024 compared to $186.7 million of goodwill and other intangible assets at December 31, 2023.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At March 31, 2024, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	3/31/2024 Ratio	12/31/2023 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.57%	16.50%	8.00%	N/A
Bank	14.53%	14.76%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.97%	14.97%	6.00%	N/A
Bank	13.73%	14.04%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.27%	14.26%	4.50%	N/A
Bank	13.73%	14.04%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	12.01%	11.75%	4.00%	N/A
Bank	11.02%	11.03%	4.00%	5.00%
(1) Excludes capital conservation buffer.

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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $8.1 million during the three months ended March 31, 2024 ending at $123.5 million.  During the three months ended March 31, 2024, operating activities resulted in net cash inflows of $23.9 million. Investing activities resulted in net cash inflows of $28.1 million during the three months ended March 31, 2024. Financing activities resulted in net cash outflows for the three months ended March 31, 2024 of $43.8 million.

The Company’s primary source of funding is its customer deposits, supplemented by reciprocal deposits. The bank subsidiary of the Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB. These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary. In addition, the Company, as a separate and distinct corporation from its bank and other subsidiaries, also has the ability to borrow funds from other financial institutions and to raise debt or equity capital from the capital markets and other sources.

The Company’s bank subsidiary is authorized by its Board to borrow up to $500 million at the FHLB, but availability at March 31, 2024 was limited to approximately $220 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $186 million at the Federal Reserve Bank as of March 31, 2024, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2024, the parent company had approximately $83.4 million of cash and cash equivalents available to meet its cash flow needs.

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
•changes in our liquidity program;
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
•factors driving credit losses on investments;
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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2023, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2024 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$203,363	(0.55)%
+1%	204,537	0.03%
Base	204,483	—
-1%	202,203	(1.12)%
-2%	199,037	(2.66)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2024 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2024 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$636,724	(15.76)%	11.87%	(134) b.p.
+1%	696,934	(7.80)%	12.58%	(63) b.p.
Base	755,860	—	13.21%	—
-1%	805,070	6.51%	13.63%	42 b.p.
-2%	835,197	10.50%	13.71%	50 b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2024	—	—	—	1,000,000
February 2024	—	—	—	1,000,000
March 2024	—	—	—	1,000,000
Total	—	—	—
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

None.

(c) Insider trading arrangements.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

The following exhibits are included with this Report or incorporated herein by reference.

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation of German American Bancorp, Inc., are incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

3.2
Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed December 20, 2023 (SEC File No. 001-15877).

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

10.1*
Description of Executive Management Incentive Plan for 2024 (awards payable in 2025) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 7, 2024 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: May 8, 2024	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2024	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)