Form 10-Q
period 2024-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2024-08-09
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2024

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

As of August 2, 2024, the registrant had 29,679,466 outstanding shares of Common Stock, no par value.

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
FRB:     Board of Governors of the Federal Reserve System
GAAP:    Generally Accepted Accounting Principles in the United States of America
GAI:    German American Insurance, Inc.
Heartland:     Heartland BancCorp, which is party to an Agreement and Plan of Reorganization with the Company, pursuant to which it will be merged with and into the Company, subject to certain conditions
LIBOR:    London Interbank Offered Rate
MBS:     Mortgage-backed securities
NPV:     Net portfolio value
OCC:     Office of the Comptroller of the Currency
SEC:    Securities and Exchange Commission
SOFR:    Secured Overnight Financing Rate

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and Due from Banks	$70,418	$78,805
Federal Funds Sold and Other Short-term Investments	258,901	36,525
Cash and Cash Equivalents	329,319	115,330

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,649,299 for June 30, 2024; Amortized Cost $1,871,260 for December 31, 2023; No Allowance for Credit Losses)	1,373,812	1,596,832
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	15,419	5,226

Loans	4,044,268	3,977,900
Less: Unearned Income	(7,141)	(6,818)
Allowance for Credit Losses	(43,946)	(43,765)
Loans, Net	3,993,181	3,927,317

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,530	14,687
Premises, Furniture and Equipment, Net	105,651	106,776
Other Real Estate	33	—
Goodwill	179,025	180,357
Intangible Assets	5,070	6,307
Company Owned Life Insurance	86,392	85,840
Accrued Interest Receivable and Other Assets	113,638	112,673
TOTAL ASSETS	$6,216,923	$6,152,198

LIABILITIES
Non-interest-bearing Demand Deposits	$1,448,467	$1,493,160
Interest-bearing Demand, Savings, and Money Market Accounts	2,984,571	2,992,761
Time Deposits	880,519	767,042
Total Deposits	5,313,557	5,252,963

FHLB Advances and Other Borrowings	166,644	193,937
Accrued Interest Payable and Other Liabilities	48,901	41,740
TOTAL LIABILITIES	5,529,102	5,488,640

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,679	29,585
Additional Paid-in Capital	390,755	389,411
Retained Earnings	485,256	461,622
Accumulated Other Comprehensive Income (Loss)	(217,869)	(217,060)
TOTAL SHAREHOLDERS’ EQUITY	687,821	663,558
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,216,923	$6,152,198
End of period shares issued and outstanding	29,679,248	29,584,709

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2024	2023
INTEREST INCOME
Interest and Fees on Loans	$59,230	$52,202
Interest on Federal Funds Sold and Other Short-term Investments	2,383	660
Interest and Dividends on Securities:
Taxable	5,225	5,223
Non-taxable	4,739	5,429
TOTAL INTEREST INCOME	71,577	63,514

INTEREST EXPENSE
Interest on Deposits	23,385	13,357
Interest on FHLB Advances and Other Borrowings	2,221	1,899
TOTAL INTEREST EXPENSE	25,606	15,256

NET INTEREST INCOME	45,971	48,258
Provision for Credit Losses	625	550
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,346	47,708

NON-INTEREST INCOME
Wealth Management Fees	3,783	2,912
Service Charges on Deposit Accounts	3,093	2,883
Insurance Revenues	1,506	2,130
Company Owned Life Insurance	525	429
Interchange Fee Income	4,404	4,412
Gain on Sale of Assets of German American Insurance	38,323	—
Other Operating Income	1,213	1,462
Net Gains on Sales of Loans	969	630
Net Gains (Losses) on Securities	(34,893)	38
TOTAL NON-INTEREST INCOME	18,923	14,896

NON-INTEREST EXPENSE
Salaries and Employee Benefits	20,957	20,103
Occupancy Expense	2,488	2,547
Furniture and Equipment Expense	999	896
FDIC Premiums	710	687
Data Processing Fees	3,019	2,803
Professional Fees	3,462	1,614
Advertising and Promotion	909	1,261
Intangible Amortization	532	734
Other Operating Expenses	4,598	5,081
TOTAL NON-INTEREST EXPENSE	37,674	35,726

Income before Income Taxes	26,595	26,878
Income Tax Expense	6,065	4,755
NET INCOME	$20,530	$22,123

Basic Earnings per Share	$0.69	$0.75
Diluted Earnings per Share	$0.69	$0.75

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2024	2023
INTEREST INCOME
Interest and Fees on Loans	$117,056	$101,263
Interest on Federal Funds Sold and Other Short-term Investments	2,682	1,005
Interest and Dividends on Securities:
Taxable	10,077	10,619
Non-taxable	10,020	11,116
TOTAL INTEREST INCOME	139,835	124,003

INTEREST EXPENSE
Interest on Deposits	44,374	22,328
Interest on FHLB Advances and Other Borrowings	4,496	4,408
TOTAL INTEREST EXPENSE	48,870	26,736

NET INTEREST INCOME	90,965	97,267
Provision for Credit Losses	1,525	1,650
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	89,440	95,617

NON-INTEREST INCOME
Wealth Management Fees	7,149	5,556
Service Charges on Deposit Accounts	5,995	5,671
Insurance Revenues	4,384	5,265
Company Owned Life Insurance	966	830
Interchange Fee Income	8,491	8,611
Gain on Sale of Assets of German American Insurance	38,323	—
Other Operating Income	2,575	2,673
Net Gains on Sales of Loans	1,720	1,217
Net Gains (Losses) on Securities	(34,858)	40
TOTAL NON-INTEREST INCOME	34,745	29,863

NON-INTEREST EXPENSE
Salaries and Employee Benefits	42,135	41,949
Occupancy Expense	5,316	5,457
Furniture and Equipment Expense	1,975	1,806
FDIC Premiums	1,439	1,428
Data Processing Fees	5,830	5,558
Professional Fees	5,057	3,176
Advertising and Promotion	2,047	2,428
Intangible Amortization	1,110	1,519
Other Operating Expenses	9,503	10,021
TOTAL NON-INTEREST EXPENSE	74,412	73,342

Income before Income Taxes	49,773	52,138
Income Tax Expense	10,221	9,208
NET INCOME	$39,552	$42,930

Basic Earnings per Share	$1.33	$1.45
Diluted Earnings per Share	$1.33	$1.45

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2024	2023

NET INCOME	$20,530	$22,123

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(10,739)	(23,243)
Reclassification Adjustment for Gains Included in Net Income	34,893	(38)
Tax Effect	(5,068)	4,921
Net of Tax	19,086	(18,360)

Total Other Comprehensive Income (Loss)	19,086	(18,360)

COMPREHENSIVE INCOME	$39,616	$3,763

	Six Months Ended June 30,
	2024	2023

NET INCOME	$39,552	$42,930

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(35,917)	18,506
Reclassification Adjustment for Gains Included in Net Income	34,858	(40)
Tax Effect	250	(3,880)
Net of Tax	(809)	14,586

Total Other Comprehensive Income (Loss)	(809)	14,586

COMPREHENSIVE INCOME	$38,743	$57,516

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2024	29,584,709	$29,585	$389,411	$461,622	$(217,060)	$663,558

Net Income	—	—	—	19,022	—	19,022
Other Comprehensive Income (Loss)	—	—	—	—	(19,895)	(19,895)
Cash Dividends ($0.27 per share)	—	—	—	(7,955)	—	(7,955)
Issuance of Common Stock for:
Restricted Share Grants Net	84,310	84	440	—	—	524

Balances, March 31, 2024	29,669,019	$29,669	$389,851	$472,689	$(236,955)	$655,254

Net Income	—	—	—	20,530	—	20,530
Other Comprehensive Income (Loss)	—	—	—	—	19,086	19,086
Cash Dividends ($0.27 per share)	—	—	—	(7,963)	—	(7,963)
Issuance of Common Stock for:
Restricted Share Grants Net	10,229	10	904	—	—	914

Balances, June 30, 2024	29,679,248	$29,679	$390,755	$485,256	$(217,869)	$687,821

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2023	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393

Net Income	—	—	—	20,807	—	20,807
Other Comprehensive Income (Loss)	—	—	—	—	32,946	32,946
Cash Dividends ($0.25 per share)	—	—	—	(7,354)	—	(7,354)
Issuance of Common Stock for:
Restricted Share Grants Net	80,246	80	459	—	—	539

Balances, March 31, 2023	29,573,439	$29,573	$387,630	$418,620	$(230,492)	$605,331

Net Income	—	—	—	22,123	—	22,123
Other Comprehensive Income (Loss)	—	—	—	—	(18,360)	(18,360)
Cash Dividends ($0.25 per share)	—	—	—	(7,359)	—	(7,359)
Issuance of Common Stock for:
Restricted Share Grants Net	(656)	—	830	—	—	830

Balances, June 30, 2023	29,572,783	$29,573	$388,460	$433,384	$(248,852)	$602,565

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$39,552	$42,930
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,724	2,779
Depreciation and Amortization	4,665	4,840
Loans Originated for Sale	(67,025)	(48,256)
Proceeds from Sales of Loans Held-for-Sale	58,375	49,744
Provision for Credit Losses	1,525	1,650
Gain on Sale of Loans, net	(1,720)	(1,217)
(Gain) Loss on Securities, net	34,858	(40)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(20)	2
Increase in Cash Surrender Value of Company Owned Life Insurance	(552)	(928)
Equity Based Compensation	1,438	1,369
Gain on Sale of Assets of German American Insurance	(36,507)	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(1,836)	601
Interest Payable and Other Liabilities	7,085	(233)
Net Cash from Operating Activities	42,562	53,241

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities of Securities Available-for-Sale	148,069	145,360
Proceeds from Sales of Securities Available-for-Sale	226,367	114,259
Purchase of Securities Available-for-Sale	(190,057)	(82,933)
Proceeds from Redemption of Federal Home Loan Bank Stock	157	181
Purchase of Loans	—	(173)
Loans Made to Customers, net of Payments Received	(67,422)	(42,454)
Property and Equipment Expenditures	(2,909)	(4,464)
Proceeds from Sale of German American Insurance Assets	40,000	—
Net Cash from Investing Activities	154,205	129,776

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	60,661	(170,162)
Change in Short-term Borrowings	(27,446)	(1,487)
Advances in Long-term Debt	50,000	25,000
Repayments of Long-term Debt	(50,075)	(63)
Dividends Paid	(15,918)	(14,713)
Net Cash from Financing Activities	17,222	(161,425)

Net Change in Cash and Cash Equivalents	213,989	21,592
Cash and Cash Equivalents at Beginning of Year	115,330	119,079
Cash and Cash Equivalents at End of Period	$329,319	$140,671

Cash Paid During the Period for
Interest	$46,426	$24,353
Income Taxes	9,360	9,736

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$350	$(637)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 2 - Recent Accounting Pronouncements (continued)
prescribes specific information that reporting entities must disclose about tax credit investments each period. The Company adopted this standard and there was no impact on the Company’s financial statements or disclosures.

Issued But Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company doesn’t expect this guidance to have a material impact on its segment disclosure.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures”. This updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis with the option to apply retrospectively. The Company is reviewing this guidance but doesn’t expect it to have a material impact on the Company’s tax disclosures.

NOTE 3 – Sale of Insurance Assets

Effective June 1, 2024, the Company completed a sale of substantially all of the assets of its wholly-owned subsidiary, German American Insurance, Inc. (“GAI”), to Hilb Group and ceased insurance-related activities for the Company. The all-cash sales price totaled $40,000 and resulted in an after-tax gain, net of transaction costs, of approximately $27,476, or $0.93 on a per share basis.

Gross Purchase Price pursuant to Asset Purchase Agreement	$40,000
Write-off of Goodwill and Intangibles	(1,332)
Working Capital Adjustment Settled at Closing	(345)
Net Purchase Price	38,323
Transaction Costs	(1,816)
Pre-tax Gain on Sale of Insurance Assets	$36,507
After-tax Gain on Sale of Insurance Assets	$27,476

Based on management’s review of ASC 205-20-45, the sale of GAI was determined not to have met all necessary criteria to be considered discontinued operations at, or prior to, the time of the sale.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2024	2023
Basic Earnings per Share:
Net Income	$20,530	$22,123
Weighted Average Shares Outstanding	29,667,770	29,573,042
Basic Earnings per Share	$0.69	$0.75

Diluted Earnings per Share:
Net Income	$20,530	$22,123

Weighted Average Shares Outstanding	29,667,770	29,573,042
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,667,770	29,573,042
Diluted Earnings per Share	$0.69	$0.75
For the three months ended June 30, 2024 and 2023, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2024	2023
Basic Earnings per Share:
Net Income	$39,552	$42,930
Weighted Average Shares Outstanding	29,633,631	29,540,425
Basic Earnings per Share	$1.33	$1.45

Diluted Earnings per Share:
Net Income	$39,552	$42,930

Weighted Average Shares Outstanding	29,633,631	29,540,425
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,633,631	29,540,425
Diluted Earnings per Share	$1.33	$1.45

For the six months ended June 30, 2024 and 2023, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 5 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2024
U.S. Treasury	$73,564	$4	$—	$73,568
Obligations of State and Political Subdivisions	700,223	3	(124,986)	575,240
MBS/CMO	681,737	11	(113,984)	567,764
US Gov’t Sponsored Entities & Agencies	193,775	—	(36,535)	157,240
Total	$1,649,299	$18	$(275,505)	$1,373,812

December 31, 2023
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	889,940	1,309	(122,374)	768,875
MBS/CMO	761,025	28	(116,013)	645,040
US Gov’t Sponsored Entities & Agencies	220,295	—	(37,378)	182,917
Total	$1,871,260	$1,337	$(275,765)	$1,596,832

All mortgage-backed securities in the above table (identified above and throughout this Note 5 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at June 30, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$74,490	$74,490
Due after one year through five years	9,181	9,099
Due after five years through ten years	44,144	39,766
Due after ten years	645,972	525,453
MBS/CMO	681,737	567,764
US Gov’t Sponsored Entities & Agencies	193,775	157,240
Total	$1,649,299	$1,373,812

At the end of the second quarter of 2024, the Company commenced a securities portfolio restructuring transaction whereby available-for-sale securities totaling $375,321 in book value were identified to be sold. As of June 30, 2024, $175,061 of securities were sold with the remaining $200,259 sold during early July 2024. It was management’s intent that these securities be sold as of June 30, 2024; therefore, the securities’ amortized cost basis was reduced to fair value through income in these consolidated financial statements as of June 30, 2024. Proceeds from the sales of securities are summarized below:

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023

Proceeds from Sales	$164,205	$20,507
Gross Gains on Sales	184	89
Gross Losses on Sales	35,077	51
Income Taxes on Net Gains (Losses)	(7,704)	8

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Proceeds from Sales	$226,367	$114,259
Gross Gains on Sales	544	346
Gross Losses on Sales	35,402	306
Income Taxes on Net Gains (Losses)	(7,697)	8

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $595,860 and $366,576 as of June 30, 2024 and December 31, 2023, respectively.

Below is a summary of securities with unrealized losses as of June 30, 2024 and December 31, 2023, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$14,516	$(501)	$558,370	$(124,485)	$572,886	$(124,986)
MBS/CMO	5,919	(37)	560,144	(113,947)	566,063	(113,984)
US Gov’t Sponsored Entities & Agencies	—	—	157,240	(36,535)	157,240	(36,535)
Total	$20,435	$(538)	$1,275,754	$(274,967)	$1,296,189	$(275,505)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,469	$(175)	$668,223	$(122,199)	$681,692	$(122,374)
MBS/CMO	135	(1)	643,172	(116,012)	643,307	(116,013)
US Gov’t Sponsored Entities & Agencies	—	—	182,917	(37,378)	182,917	(37,378)
Total	$13,604	$(176)	$1,494,312	$(275,589)	$1,507,916	$(275,765)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at June 30, 2024 and December 31, 2023 are considered

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at June 30, 2024 or December 31, 2023.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $7,489 at June 30, 2024 and $9,620 at December 31, 2023. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2024 and December 31, 2023. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2024, there was no additional impairment recognized through earnings.

NOTE 6 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $167,605 at June 30, 2024 and $139,751 at December 31, 2023. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	June 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$167,605	$7,821	$139,751	$7,458

Included in Other Liabilities:
Interest Rate Swaps	$167,605	$7,817	$139,751	$7,467

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Rate Swaps:
Included in Other Operating Income	$12	$227	$237	$178

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Loans

Loans were comprised of the following classifications:

	June 30, 2024	December 31, 2023
Commercial:
Commercial and Industrial Loans	$591,699	$589,541
Commercial Real Estate Loans	2,172,447	2,121,835
Agricultural Loans	413,742	423,803
Leases	72,736	71,988
Retail:
Home Equity Loans	322,043	299,685
Consumer Loans	81,171	87,853
Credit Cards	21,433	20,351
Residential Mortgage Loans	368,997	362,844

Subtotal	4,044,268	3,977,900
Less: Unearned Income	(7,141)	(6,818)
Allowance for Credit Losses	(43,946)	(43,765)
Loans, net	$3,993,181	$3,927,317

The table above includes $12,415 and $13,237 of purchase credit deteriorated loans as of June 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2024 and 2023:

June 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,266	$26,452	$3,650	$373	$785	$2,001	$395	$2,832	$43,754
Provision (Benefit) for credit loss expense	(75)	142	46	(5)	206	55	198	58	625
Loans charged-off	(29)	—	(1)	—	(384)	—	(185)	—	(599)
Recoveries collected	38	4	2	—	115	2	5	—	166
Total ending allowance balance	$7,200	$26,598	$3,697	$368	$722	$2,058	$413	$2,890	$43,946

June 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,572	$22,062	$3,887	$227	$609	$1,415	$263	$2,280	$44,315
Provision (Benefit) for credit loss expense	244	(233)	94	8	174	45	157	61	550
Loans charged-off	(343)	—	(25)	—	(284)	(25)	(141)	(31)	(849)
Recoveries collected	94	5	—	—	141	1	9	—	250
Total ending allowance balance	$13,567	$21,834	$3,956	$235	$640	$1,436	$288	$2,310	$44,266

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2024 and 2023:

June 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for credit loss expense	(631)	974	(141)	22	476	349	348	128	1,525
Loans charged-off	(131)	(308)	(1)	—	(753)	(134)	(333)	—	(1,660)
Recoveries collected	41	9	2	—	240	9	15	—	316
Total ending allowance balance	$7,200	$26,598	$3,697	$368	$722	$2,058	$413	$2,890	$43,946

June 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for credit loss expense	746	169	(207)	26	399	100	281	136	1,650
Loans charged-off	(1,077)	—	(25)	—	(628)	(39)	(261)	(57)	(2,087)
Recoveries collected	149	67	—	—	274	31	11	3	535
Total ending allowance balance	$13,567	$21,834	$3,956	$235	$640	$1,436	$288	$2,310	$44,266

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

For the six months ended June 30, 2024, the allowance for credit losses remained stable compared to December 31, 2023. The Company saw improvement in individually analyzed loans and added reserve for loan portfolio growth. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of June 30, 2024 and December 31, 2023:

June 30, 2024	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$445	$2,355	$415
Commercial Real Estate Loans	1,339	2,277	193
Agricultural Loans	594	619	98
Leases	—	—	—
Home Equity Loans	438	438	—
Consumer Loans	15	15	—
Credit Cards	31	31	—
Residential Mortgage Loans	711	848	—
Total	$3,573	$6,583	$706
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $6,583.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2024 totaled $43 and $75, respectively.

December 31, 2023	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,864	$3,707	$—
Commercial Real Estate Loans	942	1,889	55
Agricultural Loans	665	879	—
Leases	—	—	—
Home Equity Loans	1,033	1,033	—
Consumer Loans	111	111	—
Credit Cards	142	142	—
Residential Mortgage Loans	1,125	1,375	—
Total	$5,882	$9,136	$55
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $9,136.

Interest income on non-accrual loans recognized during the year ended December 31, 2023 totaled $106.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2024 and December 31, 2023:

June 30, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,889	$93	$—	$202	$4,184
Commercial Real Estate Loans	8,727	—	—	—	8,727
Agricultural Loans	2,853	274	—	—	3,127
Leases	—	—	—	—	—
Home Equity Loans	421	—	—	—	421
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	587	—	—	—	587
Total	$16,487	$367	$—	$202	$17,056

December 31, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,668	$49	$—	$1,888	$5,605
Commercial Real Estate Loans	8,553	—	—	—	8,553
Agricultural Loans	3,338	1,055	—	—	4,393
Leases	—	—	—	—	—
Home Equity Loans	420	—	—	—	420
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	753	—	—	—	753
Total	$16,741	$1,104	$—	$1,888	$19,733

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2024 and December 31, 2023:

June 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$194	$—	$2,163	$2,357	$589,342	$591,699
Commercial Real Estate Loans	1,023	278	2,184	3,485	2,168,962	2,172,447
Agricultural Loans	182	7	420	609	413,133	413,742
Leases	—	—	—	—	72,736	72,736
Home Equity Loans	1,706	253	438	2,397	319,646	322,043
Consumer Loans	928	69	15	1,012	80,159	81,171
Credit Cards	256	35	31	322	21,111	21,433
Residential Mortgage Loans	5,737	2,475	717	8,929	360,068	368,997
Total	$10,026	$3,117	$5,968	$19,111	$4,025,157	$4,044,268

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three and six months ended June 30, 2024, or the year ended December 31, 2023, resulted in a permanent reduction of the recorded investment in the loan.

During the three and six months ended June 30, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at June 30, 2024 and December 31, 2023, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$56,965	$102,762	$107,144	$75,968	$21,595	$60,676	$150,100	$575,210
Special Mention	167	44	455	610	1,151	1,966	3,233	7,626
Substandard	—	—	247	3,631	847	2,256	1,882	8,863
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$57,132	$102,806	$107,846	$80,209	$23,593	$64,898	$155,215	$591,699

Current Period Gross Charge-Offs	$—	$4	$17	$64	$—	$—	$46	$131

Commercial Real Estate:
Risk Rating
Pass	$145,780	$322,924	$408,533	$448,517	$204,309	$547,354	$37,087	$2,114,504
Special Mention	315	13,779	3,353	11,071	2,053	15,306	891	46,768
Substandard	—	462	1,252	5,418	71	3,972	—	11,175
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$146,095	$337,165	$413,138	$465,006	$206,433	$566,632	$37,978	$2,172,447

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$308	$—	$308

Agricultural:
Risk Rating
Pass	$31,344	$39,275	$50,204	$36,162	$39,156	$113,052	$79,839	$389,032
Special Mention	518	1,479	146	844	5,056	9,981	2,743	20,767
Substandard	191	—	—	—	—	3,752	—	3,943
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$32,053	$40,754	$50,350	$37,006	$44,212	$126,785	$82,582	$413,742

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$1	$—	$1

Leases:
Risk Rating
Pass	$13,913	$31,072	$10,279	$8,338	$3,960	$5,174	$—	$72,736
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$13,913	$31,072	$10,279	$8,338	$3,960	$5,174	$—	$72,736

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

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
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
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

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$22,001	$33,595	$13,157	$7,082	$1,843	$2,035	$1,443	$81,156
Nonperforming	—	1	13	—	—	1	—	15
Total Consumer Loans	$22,001	$33,596	$13,170	$7,082	$1,843	$2,036	$1,443	$81,171

Current Period Gross Charge-Offs	$561	$104	$48	$37	$—	$—	$3	$753

Home Equity:
Payment performance
Performing	$—	$258	$2,660	$371	$292	$3,456	$314,568	$321,605
Nonperforming	—	27	212	—	—	190	9	438
Total Home Equity Loans	$—	$285	$2,872	$371	$292	$3,646	$314,577	$322,043

Current Period Gross Charge-Offs	$—	$—	$35	$99	$—	$—	$—	$134

Residential Mortgage:
Payment performance
Performing	$32,721	$54,021	$62,033	$79,924	$38,589	$100,861	$—	$368,149
Nonperforming	—	149	173	98	142	286	—	848
Total Residential Mortgage Loans	$32,721	$54,170	$62,206	$80,022	$38,731	$101,147	$—	$368,997

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	June 30, 2024	December 31, 2023

Performing	$21,402	$20,209
Nonperforming	31	142

Total	$21,433	$20,351

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

June 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

December 31, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$1,502	$—	$—	$—	$—	$—	$—	$1,502
Sales	—	—	—	—	—	—	—	—	—
NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $38,521 and $40,968 as of June 30, 2024 and December 31, 2023, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 9 – Segment Information

For the first five months of 2024, the Company’s operations included three primary segments: core banking, wealth management services, and insurance operations. On June 1, 2024, the Company sold substantially all of the assets of its insurance operations to Hilb Group, and ceased insurance-related activities for the Company. As a result of the sale, insurance revenue and expenses reported within the accompanying financial statements reflect the first five months of 2024. See Note 3 for additional information on this sale.

The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets by the Company’s banking subsidiary, German American Bank. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The wealth management segment’s revenues are comprised primarily of fees generated by the wealth advisory and trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment offered a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets. Commissions derived from the sale of insurance products by GAI were the primary source of revenue for the insurance segment.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2024
Net Interest Income	$47,168	$38	$1	$(1,236)	$45,971
Net Gains on Sales of Loans	969	—	—	—	969
Net Gains (Losses) on Securities	(34,893)	—	—	—	(34,893)
Wealth Management Fees	1	3,782	—	—	3,783
Insurance Revenues	—	1	1,505	—	1,506
Noncash Items:
Provision for Credit Losses	625	—	—	—	625
Depreciation and Amortization	2,202	5	5	114	2,326
Income Tax Expense (Benefit)	(3,064)	272	9,077	(220)	6,065
Segment Profit (Loss)	(6,727)	1,133	27,619	(1,495)	20,530
Segment Assets at June 30, 2024	6,231,672	11,645	40,535	(66,929)	6,216,923

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
June 30, 2023
Net Interest Income	$49,429	$30	$15	$(1,216)	$48,258
Net Gains on Sales of Loans	630	—	—	—	630
Net Gains (Losses) on Securities	38	—	—	—	38
Wealth Management Fees	1	2,911	—	—	2,912
Insurance Revenues	1	3	2,126	—	2,130
Noncash Items:
Provision for Credit Losses	550	—	—	—	550
Depreciation and Amortization	2,275	10	12	114	2,411
Income Tax Expense (Benefit)	4,988	161	93	(487)	4,755
Segment Profit (Loss)	21,951	715	247	(790)	22,123
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2024
Net Interest Income	$93,387	$67	$1	$(2,490)	$90,965
Net Gains on Sales of Loans	1,720	—	—	—	1,720
Net Gains (Losses) on Securities	(34,858)	—	—	—	(34,858)
Wealth Management Fees	2	7,147	—	—	7,149
Insurance Revenues	—	1	4,383	—	4,384
Noncash Items:
Provision for Credit Losses	1,525	—	—	—	1,525
Depreciation and Amortization	4,417	10	10	228	4,665
Income Tax Expense (Benefit)	832	504	9,300	(415)	10,221
Segment Profit (Loss)	12,178	2,134	28,295	(3,055)	39,552
Segment Assets at June 30, 2024	6,231,672	11,645	40,535	(66,929)	6,216,923

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended
June 30, 2023
Net Interest Income	$99,570	$54	$29	$(2,386)	$97,267
Net Gains on Sales of Loans	1,217	—	—	—	1,217
Net Gains (Losses) on Securities	40	—	—	—	40
Wealth Management Fees	3	5,553	—	—	5,556
Insurance Revenues	1	20	5,244	—	5,265
Noncash Items:
Provision for Credit Losses	1,650	—	—	—	1,650
Depreciation and Amortization	4,568	19	25	228	4,840
Income Tax Expense (Benefit)	9,390	290	320	(792)	9,208
Segment Profit (Loss)	42,515	1,322	1,308	(2,215)	42,930
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198

NOTE 10 – Stock Repurchase Plan

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
June 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 11 – Equity Plans and Equity Based Compensation

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

For the three and six months ended June 30, 2024 and 2023, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2024 and 2023.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. Beginning in 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and six months ended June 30, 2024, the Company granted 14,188 and 102,106 shares of restricted stock, respectively. During the three and six months ended June 30, 2023, the Company granted 728 and 81,118 shares of restricted stock, respectively. Total unvested shares of restricted stock at June 30, 2024 and December 31, 2023 were 187,474 and 116,632, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2024	2023

Restricted Stock Expense	$1,040	$830
Cash Entitlement Expense	203	179
Tax Effect	(322)	(262)
Net of Tax	$921	$747

	Six Months Ended June 30,
	2024	2023

Restricted Stock Expense	$1,680	$1,369
Cash Entitlement Expense	391	361
Tax Effect	(537)	(449)
Net of Tax	$1,534	$1,281
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $5,553 and $4,490 as of June 30, 2024 and 2023, respectively.

The Company’s shareholders approved the Company’s 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)
certain clarifying changes (the “2019 ESPP”). The 2019 ESPP provides for a series of 3-month offering periods, commencing on the first day and ending on the last trading day of each calendar quarter, for the purchase of the Company’s common stock by participating employees. The purchase price of the shares has been set at 95% of the fair value of the Company’s common stock on the last trading day of the offering period. A total of 750,000 common shares has been reserved for issuance under the 2019 ESPP. The 2019 ESPP will continue until September 30, 2029, or, if earlier, until all of the shares of common stock allocated to the 2019 ESPP have been purchased. Funding for the purchase of common stock is from employee and Company contributions.

For the three and six months ended June 30, 2024, the Company recorded $0 and $12, respectively, of expense related to the 2019 ESPP resulting in $0 and $9, net of tax, respectively. For the three and six months ended June 30, 2023, the Company recorded $4 and $16 of expense related to the 2019 ESPP resulting in $3 and 12, net of tax, respectively. There was no unrecognized compensation expense as of June 30, 2024 and 2023 for the 2019 ESPP. No stock options were outstanding as of June 30, 2024 and December 31, 2023.

NOTE 12 – Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2024, the Company held $76 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $1,009 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$73,568	$—	$—	$73,568
Obligations of State and Political Subdivisions	—	575,164	76	575,240
MBS/CMO	—	566,755	1,009	567,764
US Gov’t Sponsored Entities & Agencies	—	157,240	—	157,240
Total Securities	$73,568	$1,299,159	$1,085	$1,373,812

Loans Held-for-Sale	$—	$15,419	$—	$15,419

Derivative Assets	$—	$7,821	$—	$7,821

Derivative Liabilities	$—	$7,817	$—	$7,817

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)

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
As of June 30, 2024 and December 31, 2023, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2024	December 31, 2023

Aggregate Fair Value	$15,419	$5,226
Contractual Balance	15,108	5,125
Gain (Loss)	311	101

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2024 for loans held for sale were $122 and $210, respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2023 for loans held for sale were $59 and $30, respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023:

	Obligations of State and Political Subdivisions		MBS/CMO
	2024	2023	2024	2023

Balance of Recurring Level 3 Assets at April 1	$76	$83	$991	$917
Total Gains (Losses) Included in Other Comprehensive Income	—	1	18	2
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$76	$84	$1,009	$919

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)

	Obligations of State and Political Subdivisions		MBS/CMO
	2024	2023	2024	2023

Balance of Recurring Level 3 Assets at January 1	$75	$83	$984	$906
Total Gains (Losses) Included in Other Comprehensive Income	1	1	25	13
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$76	$84	$1,009	$919
Of the total gain (loss) included in earnings for the three months ended June 30, 2024 and 2023, $18 and $3 was attributable to other changes in fair value, respectively. Of the total gain (loss) included in earnings for the six months ended June 30, 2024 and 2023, $26 and $14 was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,714	$2,714
Commercial Real Estate Loans	$—	$—	$3,002	$3,002
Agricultural Loans	$—	$—	$2,045	$2,045
Consumer Loans	$—	$—	$10	$10
Home Equity Loans	$—	$—	$327	$327
Residential Mortgage Loans	$—	$—	$319	$319

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,506	$2,506
Commercial Real Estate Loans	$—	$—	$3,447	$3,447
Agricultural Loans	$—	$—	$2,395	$2,395
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$326	$326
Residential Mortgage Loans	$—	$—	$450	$450

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2024 and December 31, 2023:

June 30, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,714	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-76% (39%)
Individual Analyzed Loans - Commercial Real Estate Loans	$3,002	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-68% (43%)
Individual Analyzed Loans - Agricultural Loans	$2,045	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (52%)
Individual Analyzed Loans - Consumer Loans	$10	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Home Equity Loans	$327	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$319	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,506	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-100% (33%)
Individual Analyzed Loans - Commercial Real Estate Loans	$3,447	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-68% (42%)
Individual Analyzed Loans - Agricultural Loans	$2,395	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (51%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Home Equity Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$450	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending June 30, 2024 and December 31, 2023. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$329,319	$70,418	$258,901	$—	$329,319
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,984,764	—	—	3,887,966	3,887,966
Accrued Interest Receivable	28,102	—	7,944	20,158	28,102
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,433,038)	(4,433,038)	—	—	(4,433,038)
Time Deposits	(880,519)	—	(872,592)	—	(872,592)
Short-term Borrowings	(38,521)	—	(38,521)	—	(38,521)
Long-term Debt	(128,123)	—	(52,606)	(71,395)	(124,001)
Accrued Interest Payable	(9,518)	—	(9,049)	(469)	(9,518)

		Fair Value Measurements at December 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$115,330	$78,805	$36,525	$—	$115,330
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,918,184	—	—	3,801,738	3,801,738
Accrued Interest Receivable	30,595	—	10,014	20,581	30,595
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,485,921)	(4,485,921)	—	—	(4,485,921)
Time Deposits	(767,042)	—	(759,217)	—	(759,217)
Short-term Borrowings	(65,968)	(25,000)	(40,968)	—	(65,968)
Long-term Debt	(127,969)	—	(52,522)	(74,562)	(127,084)
Accrued Interest Payable	(7,073)	—	(6,701)	(372)	(7,073)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2024 and 2023, net of tax:

June 30, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2024	$(236,441)	$(514)	$(236,955)
Other Comprehensive Income (Loss) Before Reclassification	(8,103)	—	(8,103)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	27,189	—	27,189
Net Current Period Other Comprehensive Income (Loss)	19,086	—	19,086
Ending Balance at June 30, 2024	$(217,355)	$(514)	$(217,869)

June 30, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2024	$(216,546)	$(514)	$(217,060)
Other Comprehensive Income (Loss) Before Reclassification	(27,970)	—	(27,970)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	27,161	—	27,161
Net Current Period Other Comprehensive Income (Loss)	(809)	—	(809)
Ending Balance at June 30, 2024	$(217,355)	$(514)	$(217,869)

June 30, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2023	$(229,978)	$(514)	$(230,492)
Other Comprehensive Income (Loss) Before Reclassification	(18,330)	—	(18,330)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(30)	—	(30)
Net Current Period Other Comprehensive Income (Loss)	(18,360)	—	(18,360)
Ending Balance at June 30, 2023	$(248,338)	$(514)	$(248,852)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)

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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(34,893)	Net Gains on Securities
	7,704	Income Tax Expense
	(27,189)	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2024	$(27,189)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(34,858)	Net Gains on Securities
	7,697	Income Tax Expense
	(27,161)	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2024	$(27,161)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)

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

NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three and six months ended June 30, 2024 and 2023. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment. As a result of the sale of substantially all of the assets of GAI on June 1, 2024, insurance revenues reflect two months of GAI activity for the quarter ended June 30, 2024, and five months of GAI activity for the six months ended June 30, 2024. See Note 3 for additional information on the sale.

	Three Months Ended
	June 30,
Non-interest Income	2024	2023
In-Scope of Topic 606:
Wealth Management Fees	$3,783	$2,912
Service Charges on Deposit Accounts	3,093	2,883
Insurance Revenues	1,506	2,130
Interchange Fee Income	4,404	4,412
Other Operating Income:
ATM Fees	305	321
Wire Transfer Fees	180	182
Other (1)	282	320
Non-interest Income (in-scope of Topic 606)	13,553	13,160
Non-interest Income (out-of-scope of Topic 606)	5,370	1,736
Total Non-interest Income	$18,923	$14,896
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $282 thousand and $320 thousand for the three months ended June 30, 2024 and 2023, respectively, all of which are within the scope of ASC 606.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Revenue Recognition (continued)

	Six Months Ended
	June 30,
Non-interest Income	2024	2023
In-Scope of Topic 606:
Wealth Management Fees	$7,149	$5,556
Service Charges on Deposit Accounts	5,995	5,671
Insurance Revenues	4,384	5,265
Interchange Fee Income	8,491	8,611
Other Operating Income:
ATM Fees	593	614
Wire Transfer Fees	348	346
Other (1)	575	616
Non-interest Income (in-scope of Topic 606)	27,535	26,679
Non-interest Income (out-of-scope of Topic 606)	7,210	3,184
Total Non-interest Income	$34,745	$29,863
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $575 thousand and $616 thousand for the six months ended June 30, 2024 and 2023, respectively, all of which are within the scope of ASC 606.

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

Wealth Management Fees: The Company earns wealth management and investment services income from its contracts with trust and brokerage customers to manage assets for investment and/or to transact their accounts. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on the market value of assets under management at month-end. Fees that are transaction based, including trade execution services, are recognized at the point in time that the transaction is executed (trade date).

Insurance Revenues: The Company earned insurance revenue from commissions derived from the sale of personal and corporate property and casualty insurance products. These commissions were primarily earned over time as the Company provided the contracted insurance product to customers.

Other Operating Income: The other operating income revenue streams within the scope of Topic 606 consist of ATM fees, wire transfer fees, safe deposit box rentals, check printing commissions and other non-interest related fees.

NOTE 15 – Leases

At the inception of a contract, an entity should determine whether the contract contains a lease. Topic 842 defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Control over the use of an identified asset means that the customer

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

has both (1) the right to obtain substantially all of the economic benefits from the use of the asset and (2) the right to direct the use of the asset.

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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2024	June 30, 2023

Finance Lease Cost:
Amortization of Right-of -Use Assets	$53	$52
Interest on Lease Liabilities	71	77
Operating Lease Cost	335	363
Short-term Lease Cost	—	—
Total Lease Cost	$459	$492

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Finance Lease Cost:
Amortization of Right-of -Use Assets	$105	$105
Interest on Lease Liabilities	143	155
Operating Lease Cost	684	736
Short-term Lease Cost	—	—
Total Lease Cost	$932	$996

The weighted average lease term and discount rates were as follows:

	June 30, 2024	June 30, 2023

Weighted Average Remaining Lease Term:
Finance Leases	8 years	9 years
Operating Leases	6 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.36%	11.39%
Operating Leases	3.10%	2.84%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

Supplemental balance sheet information related to leases were as follows:

	June 30, 2024	June 30, 2023

Finance Leases
Premises, Furniture and Equipment, Net	$1,543	$1,753
Other Borrowings	2,526	2,753

Operating Leases
Operating Lease Right-of-Use Assets	$4,543	$5,674
Operating Lease Liabilities	4,708	5,816

Supplemental cash flow information related to leases were as follows:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$143	$155
Operating Cash Flows from Operating Leases	675	722
Financing Cash Flows from Finance Leases	127	101

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2024
	Finance Leases	Operating Leases

Year 1	$519	$1,225
Year 2	519	903
Year 3	519	756
Year 4	445	627
Year 5	438	566
Thereafter	1,290	1,232
Total Lease Payments	3,730	5,309
Less Imputed Interest	(1,204)	(601)
Total	$2,526	$4,708

NOTE 16 – Subsequent Events

Pending Acquisition

On July 29, 2024, the Company entered into an Agreement and Plan of Reorganization with Heartland BancCorp (“Heartland”), pursuant to which Heartland agreed to merge with and into the Company. The merger agreement also provides that Heartland’s wholly-owned banking subsidiary, Heartland Bank, will be merged with and into the Company’s wholly-owned banking subsidiary, German American Bank, immediately following the holding company merger. Heartland is a financial holding company headquartered in Columbus, Ohio. As of June 30, 2024, Heartland Bank operated 20 full-service banking offices and had, on an unaudited basis, approximately $1,920,132 of total assets, $1,549,420 of total loans and $1,645,193 of total deposits.

Under the terms of the merger agreement, each record holder of Heartland common stock (other than dissenting shares and shares held in the Heartland 401(k) plan) will receive, for each share of Heartland common stock, 3.90 shares of the Company’s common stock in a tax-free exchange. Heartland Bank, as the administrator and record holder of shares of Heartland common stock held in the Heartland 401(k) plan, will receive in exchange for each share of Heartland common stock held in such plan,

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Subsequent Events (continued)
on behalf of the beneficial owners of such shares, a cash payment based on the 3.90 exchange ratio. Any option to acquire a share of Heartland common stock outstanding at the closing of the merger will be cancelled in exchange for a cash cancellation payment based on the 3.90 exchange ratio, less the option exercise price per share and any applicable withholding taxes.

Based on the number of shares of Heartland common stock currently outstanding, the Company expects to issue approximately 7.66 million shares of its common stock, and pay approximately $24,967 in cash (based upon a $39.84 per share volume-weighted average price for the Company’s common stock over the 10-day trading period ended July 26, 2024, the business day immediately preceding the date that the merger was announced), in exchange for all of the issued and outstanding shares of Heartland common stock (including the shares held in the Heartland 401(k) plan) and in cancellation of all outstanding options to acquire Heartland common stock.

Consummation of the merger is subject to approval by federal and state banking regulatory authorities, approval by the shareholders of both the Company and Heartland, and certain other closing conditions. Assuming such approvals are timely secured, the Company expects that the merger will be completed in the first quarter of 2025.

This pending bank acquisition will be consistent with the Company’s strategy to enhance its scale and diversify its footprint by expanding into Columbus, Ohio, and Greater Cincinnati, two desired growth markets in the Midwest. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-listed (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 74 banking offices in 20 contiguous southern Indiana counties and 14 Kentucky counties.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2024 and December 31, 2023 and the consolidated results of operations for the three and six months ended June 30, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Net income for the quarter ended June 30, 2024 totaled $20,530,000, or $0.69 per share, a decrease of 8% on a per share basis compared with the second quarter 2023 net income of $22,123,000, or $0.75 per share. Net income for the six months ended June 30, 2024 totaled $39,552,000, or $1.33 per share, a decrease of 8% on a per share basis compared with the six months ended June 30, 2023 net income of $42,930,000, or $1.45 per share. The decline in both periods was largely driven by a reduced net interest margin.

Net income for the three and six months ended June 30, 2024 was impacted by the Company’s sale of substantially all of the assets of its wholly-owned subsidiary, German American Insurance, Inc. (“GAI”), to Hilb Group, an industry-leading insurance broker. The all-cash sale price totaled $40.0 million, and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share.

Net income for the three and six months ended June 30, 2024 was also impacted by a securities portfolio restructuring transaction whereby available securities totaling approximately $375.3 million in book value were identified in late June 2024 to be sold. The approximate loss on these securities totaled $34,893,000, $27,189,000 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024.

For further information regarding the insurance asset sale and the securities portfolio restructuring, see Note 3 and Note 5, respectfully, in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

On July 29, 2024, the Company entered into an Agreement and Plan of Reorganization with Heartland BancCorp (“Heartland”), pursuant to which Heartland agreed to merge with and into the Company. The merger agreement also provides that Heartland’s wholly-owned banking subsidiary, Heartland Bank, will be merged with and into German American’s wholly-owned banking subsidiary, German American Bank, immediately following the holding company merger.

Under the terms of the merger agreement, each record holder of Heartland common stock (other than dissenting shares and shares held in the Heartland 401(k) plan) will receive, for each share of Heartland common stock, 3.90 shares of the Company’s common stock in a tax-free exchange. Heartland Bank, as the administrator and record holder of shares of Heartland common stock held in the Heartland 401(k) plan, will receive in exchange for each share of Heartland common stock held in such plan, on behalf of the beneficial owners of such shares, a cash payment based on the 3.90 exchange ratio. Any option to acquire a share of Heartland common stock outstanding at the closing of the merger will be cancelled in exchange for a cash cancellation payment based on the 3.90 exchange ratio, less the option exercise price per share and any applicable withholding taxes.

Based on the number of shares of Heartland common stock currently outstanding, the Company expects to issue approximately 7.66 million shares of its common stock, and pay approximately $25 million in cash (based upon a $39.84 per share volume-weighted average price for the Company’s common stock over the 10-day trading period ended July 26, 2024, the business day immediately preceding the date that the merger was announced), in exchange for all of the issued and outstanding shares of Heartland common stock (including the shares held in the Heartland 401(k) plan) and in cancellation of all outstanding options to acquire Heartland common stock.

Heartland is a financial holding company headquartered in Columbus, Ohio. As of June 30, 2024, Heartland Bank operated 20 full-service banking offices and had approximately $1.9 billion of total assets, $1.5 billion of total loans and $1.6 billion of total deposits. Giving effect to the merger today, the combined organization will have more than $8.1 billion in assets and a banking office network of almost 94 rural, suburban and urban locations across Southern Indiana, Central and Northern Kentucky and Central and Southwest Ohio.

Consummation of the merger is subject to approval by federal and state banking regulatory authorities, approval by the shareholders of both the Company and Heartland, and certain other closing conditions. Assuming such approvals are timely secured, the Company expects that the merger will be completed in the first quarter of 2025.

For further information regarding this pending acquisition, see Note 16 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being unemployment rate forecast, gross domestic product and agricultural producer price index as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. At June 30, 2024, the allowance for credit losses remained stable as compared to December 31, 2023.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company’s scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgements or assumptions of qualitative loss factors that were utilized at June 30, 2024 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2024. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2024, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $18,000 and gross unrealized losses totaled approximately $275,505,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2024 totaled $20,530,000, or $0.69 per share, a decrease of 8% on a per share basis compared with the second quarter 2023 net income of $22,123,000, or $0.75 per share. Net income for the six months ended June 30, 2024 totaled $39,552,000, or $1.33 per share, a decrease of 8% on a per share basis compared with the six months ended June 30, 2023 net income of $42,930,000, or $1.45 per share. The decline in both periods was largely driven by a reduced net interest margin.

Net income for the three and six months ended June 30, 2024 was impacted by the previously discussed sale of substantially all of the assets of German American Insurance, Inc. to Hilb Group, an industry-leading insurance broker. The all-cash sale price totaled $40.0 million and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share.

Net income for the three and six months ended June 30, 2024 was also impacted by the aforementioned securities portfolio restructuring transaction whereby available securities totaling approximately $375.3 million in book value were identified to be sold. The approximate loss on these securities totaled $34,893,000, $27,189,000 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2024 and 2023. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$180,595	$2,383	5.31%	$54,228	$660	4.88%
Securities:
Taxable	844,351	5,225	2.48%	916,586	5,223	2.28%
Non-taxable	661,456	5,999	3.63%	751,285	6,871	3.66%
Total Loans and Leases⁽²⁾	4,022,612	59,496	5.95%	3,787,436	52,350	5.54%
TOTAL INTEREST EARNING ASSETS	5,709,014	73,103	5.14%	5,509,535	65,104	4.74%
Other Assets	565,774			570,112
Less: Allowance for Credit Losses	(44,112)			(44,747)
TOTAL ASSETS	$6,230,676			$6,034,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,760,881	$8,103	1.85%	$1,916,885	$7,579	1.59%
Savings Deposits and Money Market Accounts	1,288,630	5,903	1.84%	1,201,340	2,456	0.82%
Time Deposits	881,880	9,379	4.28%	546,982	3,322	2.44%
FHLB Advances and Other Borrowings	182,960	2,221	4.88%	177,146	1,899	4.30%
TOTAL INTEREST-BEARING LIABILITIES	4,114,351	25,606	2.50%	3,842,353	15,256	1.59%
Demand Deposit Accounts	1,421,710			1,545,455
Other Liabilities	44,729			43,426
TOTAL LIABILITIES	5,580,790			5,431,234
Shareholders’ Equity	649,886			603,666
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$6,230,676			$6,034,900

COST OF FUNDS			1.80%			1.11%
NET INTEREST INCOME		$47,497			$49,848
NET INTEREST MARGIN			3.34%			3.63%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2024 and 2023. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$101,750	$2,682	5.30%	$50,499	$1,005	4.01%
Securities:
Taxable	844,688	10,077	2.39%	932,999	10,619	2.28%
Non-taxable	706,065	12,683	3.59%	765,362	14,070	3.68%
Total Loans and Leases⁽²⁾	3,997,422	117,564	5.91%	3,780,650	101,596	5.42%
TOTAL INTEREST EARNING ASSETS	5,649,925	143,006	5.08%	5,529,510	127,290	4.64%
Other Assets	560,640			571,557
Less: Allowance for Credit Losses	(44,042)			(44,674)
TOTAL ASSETS	$6,166,523			$6,056,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,730,776	$15,627	1.82%	$1,880,174	$13,253	1.42%
Savings Deposits and Money Market Accounts	1,278,857	11,202	1.76%	1,238,923	4,196	0.68%
Time Deposits	844,428	17,545	4.18%	499,576	4,879	1.97%
FHLB Advances and Other Borrowings	189,654	4,496	4.77%	210,709	4,408	4.22%
TOTAL INTEREST-BEARING LIABILITIES	4,043,715	48,870	2.43%	3,829,382	26,736	1.41%
Demand Deposit Accounts	1,423,975			1,590,544
Other Liabilities	45,499			45,284
TOTAL LIABILITIES	5,513,189			5,465,210
Shareholders’ Equity	653,334			591,183
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$6,166,523			$6,056,393

COST OF FUNDS			1.74%			0.98%
NET INTEREST INCOME		$94,136			$100,554
NET INTEREST MARGIN			3.34%			3.66%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the second quarter of 2024, net interest income, on a non tax-equivalent basis, totaled $45,971,000, a decline of $2,287,000, or 5%, compared to the second quarter of 2023 net interest income of $48,258,000. During the first half of 2024, net interest income, on a non tax-equivalent basis, totaled $90,965,000, a decrease of $6,302,000, or 6%, compared to the first half of 2023 net interest income of $97,267,000. The decline in net interest income for both periods was primarily attributable to a decline in the Company’s net interest margin.

The tax equivalent net interest margin for the quarter ended June 30, 2024 was 3.34% compared with 3.63% in the second quarter of 2023. The tax equivalent net interest margin for the six months ended June 30, 2024 was 3.34% compared with 3.66% for the same period of 2023. The cost of funds continued to accelerate higher in both periods due to highly competitive deposit pricing in the marketplace, customers actively looking for yield opportunities within and outside the banking industry and a continued shift in the Company’s deposit composition to a higher level of time deposits.

The Company’s net interest margin and net interest income have been impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $275,000 during the second quarter of 2024 and $716,000 during the second quarter of 2023. Accretion of discounts on acquired loans totaled $635,000 and $1,246,000 for the first half of 2024 and 2023, respectively. Accretion of loan discounts on acquired loans contributed approximately 2 basis points to the net interest margin in the second quarter of 2024 and 5 basis points in the second quarter of 2023. Accretion of loan discounts on acquired loans contributed approximately 1 basis point to the net interest margin in the first half of 2024 compared to 5 basis points in the first half of 2023.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2024, the Company recorded a provision for credit losses of $625,000 compared with a provision for credit losses of $550,000 during the second quarter of 2023. During the six months ended June 30, 2024, the Company recorded a provision for credit losses of $1,525,000 compared with a provision for credit losses of $1,650,000 for the first half of 2023.

Net charge-offs totaled $433,000, or 4 basis points, on an annualized basis, of average loans outstanding during the second quarter of 2024 compared with $599,000, or 6 basis points, on an annualized basis, of average loans during the second quarter of 2023. Net charge-offs totaled $1,344,000, or 7 basis points, on an annualized basis, of average loans outstanding during the six months ended June 30, 2024 compared with $1,552,000, or 8 basis points, on an annualized basis, of average loans outstanding during the same period of 2023.

The provision for credit losses made during the three and six months ended June 30, 2024 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended June 30, 2024, non-interest income totaled $18,923,000, an increase of $4,027,000, or 27%, compared with the second quarter of 2023. The second quarter of 2024 non-interest income was positively impacted by approximately $38,323,000 related to the net proceeds of the sale of the GAI assets and negatively impacted by $34,893,000 related to the net loss recognized on the securities restructuring transaction.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Wealth Management Fees	$3,783	$2,912	$871	30%
Service Charges on Deposit Accounts	3,093	2,883	210	7
Insurance Revenues	1,506	2,130	(624)	(29)
Company Owned Life Insurance	525	429	96	22
Interchange Fee Income	4,404	4,412	(8)	—
Gain on Sale of Assets of German American Insurance	38,323	—	38,323	n/m (1)
Other Operating Income	1,213	1,462	(249)	(17)
Subtotal	52,847	14,228	38,619	271
Net Gains on Sales of Loans	969	630	339	54
Net Gains (Losses) on Securities	(34,893)	38	(34,931)	n/m (1)
Total Non-interest Income	$18,923	$14,896	$4,027	27
(1) n/m = not meaningful

Wealth management fees increased $871,000, or 30%, during the second quarter of 2024 compared with the second quarter of 2023. The increase during the second quarter of 2024 was largely attributable to increased assets under management due to healthy capital markets and strong new business results as compared with the second quarter of 2023.

Insurance revenues declined $624,000, or 29%, during the quarter ended June 30, 2024, compared with the second quarter of 2023. The decline during the second quarter of 2024 compared with the second quarter of 2023 was the result of the sale of the assets of GAI effective June 1, 2024, with only two months of revenue being recognized by the Company during the second quarter of 2024.

As previously discussed, the second quarter of 2024 included the sale of substantially all of the assets of GAI which totaled $38,323,000 in net proceeds. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Net gains on sales of loans increased $339,000, or 54%, compared with the second quarter of 2023. The increase during the second quarter of 2024 compared with the second quarter of 2023 was largely related to a higher volume of sales. Loan sales totaled $33.0 million during the second quarter of 2024 compared with $24.8 million during the second quarter of 2023.

The net loss on securities during the second quarter of 2024 totaled $34,893,000 and was related to the net loss recognized on the securities restructuring transaction previously discussed.

During the six months ended June 30, 2024, non-interest income totaled $34,745,000, an increase of $4,882,000, or 16%, compared with the first six months of 2023. The first six months of 2024 non-interest income was positively impacted by the aforementioned net proceeds of the sale of the GAI assets totaling approximately $38,323,000 and negatively impacted by $34,893,000 related to the net loss recognized on the securities restructuring transaction.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Wealth Management Fees	$7,149	$5,556	$1,593	29%
Service Charges on Deposit Accounts	5,995	5,671	324	6
Insurance Revenues	4,384	5,265	(881)	(17)
Company Owned Life Insurance	966	830	136	16
Interchange Fee Income	8,491	8,611	(120)	(1)
Gain on Sale of Assets of German American Insurance	38,323	—	38,323	n/m (1)
Other Operating Income	2,575	2,673	(98)	(4)
Subtotal	67,883	28,606	39,277	137
Net Gains on Sales of Loans	1,720	1,217	503	41
Net Gains (Losses) on Securities	(34,858)	40	(34,898)	n/m (1)
Total Non-interest Income	$34,745	$29,863	$4,882	16
(1) n/m = not meaningful

Wealth management fees increased $1,593,000, or 29%, during the first half of 2024 compared with the same period of 2023. The increase during the first half of 2024 was largely attributable to increased assets under management due to healthy capital markets and strong new business results as compared with the first half of 2023.

Insurance revenues declined $881,000, or 17%, during the first six months of 2024 compared with the same period of 2023. The decline during the first six months of 2024 compared with the same period of 2023 was the result of the sale of the assets of GAI effective June 1, 2024, with only five months of revenue being recognized by the Company during the first six months of 2024. In addition, insurance revenues in the first six months of 2024 was lower than the first six months of 2023 due to contingency revenue of $395,000 during the first half of 2024 compared with $955,000 during the first half of 2023.

The second quarter of 2024 includes $38,323,000 in net proceeds for the sale of the GAI assets. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

As previously discussed, the first half of 2024 included the sale of substantially all of the assets of GAI which totaled $38,323,000 in net proceeds. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Net gains on sales of loans increased $503,000, or 41%, during the first half of 2024 compared with the first half of 2023. The increase during the first half of 2024 compared with the same period of 2023 was largely related to a higher volume of sales and modestly higher prices. Loan sales totaled $57.0 million during the first half of 2024 compared with $48.2 million during the same period of 2023.

The net loss on securities during the six months ended June 30, 2024 totaled $34,858,000 and was related to the net loss recognized on the securities restructuring transaction previously discussed.

Non-interest Expense:

During the quarter ended June 30, 2024, non-interest expense totaled $37,674,000, an increase of $1,948,000, or 5%, compared with the second quarter of 2023. The increase in non-interest expenses during the second quarter of 2024 was primarily the result of professional fees related to the GAI asset sale and the recently announced pending merger transaction with Heartland, which totaled approximately $1,904,000.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Salaries and Employee Benefits	$20,957	$20,103	$854	4%
Occupancy, Furniture and Equipment Expense	3,487	3,443	44	1
FDIC Premiums	710	687	23	3
Data Processing Fees	3,019	2,803	216	8
Professional Fees	3,462	1,614	1,848	114
Advertising and Promotion	909	1,261	(352)	(28)
Intangible Amortization	532	734	(202)	(28)
Other Operating Expenses	4,598	5,081	(483)	(10)
Total Non-interest Expense	$37,674	$35,726	$1,948	5

Salaries and benefits increased $854,000, or 4%, during the quarter ended June 30, 2024 compared with the second quarter of 2023. The increase in salaries and benefits during the second quarter of 2024 compared with the same period of 2023 was primarily related to an increase in costs of incentive compensation plans.

Data processing fees increased $216,000, or 8%, during the second quarter of 2024 compared with the second quarter of 2023. The increase during the second quarter of 2024 compared with the second quarter of 2023 was largely driven by costs associated with enhancements to the Company’s digital banking systems.

Professional fees increased $1,848,000, or 114%, in the second quarter of 2024 compared with the second quarter of 2023. The increase during the second quarter of 2024 compared with the second quarter of 2023 was largely attributable to the professional fees associated with the sale of assets of GAI and the recently announced pending merger transaction with Heartland totaling $1,904,000.

Advertising and promotion expense declined $352,000, or 28%, in the second quarter of 2024 compared with the second quarter of 2023. The decline during the second quarter of 2024 compared with the second quarter of 2023 was largely attributable to the timing of sponsorships and contributions to organizations within the Company’s markets.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. The core deposit intangibles are generally amortized on an accelerated basis over a period of six to ten years. Intangible Amortization decreased $202,000, or 28%, during the quarter ended June 30, 2024 compared with the same period of the prior year. The decrease in the second quarter of 2024 compared with the same period of the prior year was primarily attributable to the accelerated method for which the intangible assets are amortized.

During the six months ended, June 30, 2024, non-interest expense totaled $74,412,000, an increase of $1,070,000, or 1%, compared to the first half of 2023. The increase in non-interest expenses during the first half of 2024 was primarily the result of professional fees related to the previously mentioned GAI asset sale and the recently announced pending merger transaction with Heartland, which totaled approximately $1,904,000.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Salaries and Employee Benefits	$42,135	$41,949	$186	—%
Occupancy, Furniture and Equipment Expense	7,291	7,263	28	—
FDIC Premiums	1,439	1,428	11	1
Data Processing Fees	5,830	5,558	272	5
Professional Fees	5,057	3,176	1,881	59
Advertising and Promotion	2,047	2,428	(381)	(16)
Intangible Amortization	1,110	1,519	(409)	(27)
Other Operating Expenses	9,503	10,021	(518)	(5)
Total Non-interest Expense	$74,412	$73,342	$1,070	1

Data processing fees increased $272,000, or 5%, during the first half of 2024 compared with the first half of 2023, largely driven by costs associated with enhancements to the Company’s digital banking systems.

Professional fees increased $1,881,000, or 59%, during the six months ended June 30, 2024 compared with the same period of 2023. The increase during the first six months of 2024 compared with the first six months of 2023 was largely attributable to the professional fees associated with the sale of assets of GAI and the recently announced pending merger transaction with Heartland totaling $1,904,000.

Advertising and promotion expense declined $381,000, or 16%, in the first half of 2024 compared with the same period of 2023. The decline during the first half of 2024 compared with the first half of 2023 was largely attributable to the timing of sponsorships and contributions to organizations within the Company’s markets.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. Intangible Amortization decreased $409,000, or 27%, during the six months ended June 30, 2024 compared with the same period of the prior year which was largely related to the accelerated method for which the intangible assets are amortized.

Income Taxes:

The Company’s effective income tax rate was 22.8% and 17.7%, respectively, during the three months ended June 30, 2024 and 2023. The Company’s effective income tax rate was 20.5% and 17.7%, respectively, during the six months ended June 30, 2024 and 2023. The increase in effective tax rate for the three months and six months ended June 30, 2024 as compared to the same periods of the prior year were primarily attributable to the previously mentioned sale of GAI assets and the securities restructuring transaction. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.217 billion at June 30, 2024, representing an increase of $64.7 million compared with December 31, 2023. The increase in total assets at June 30, 2024 compared with December 31, 2023 was largely related to an increase in total loans and federal funds sold and other short-term investments, partially offset by a decline in the securities portfolio.

Securities available-for-sale declined $223.0 million as of June 30, 2024 compared with December 31, 2023. The decline at June 30, 2024 in the available-for-sale securities portfolio compared with year end 2023 was largely the result of the Company’s utilization of cash flows from the securities portfolio to fund loan growth in addition to the timing of the sale and reinvestment of proceeds related to the restructuring transaction.

During June 2024, the Company commenced a securities portfolio restructuring transaction whereby available-for-sale securities totaling approximately $375 million in book value were identified to be sold. As of June 30, 2024, $175 million of securities had been sold with the remaining $200 million sold during early July 2024. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. Approximately $80 million of the proceeds of the securities sold were reinvested into the securities portfolio as of June 30, 2024. It is anticipated the remainder of the proceeds from the sale will be reinvested back into the securities portfolio.

June 30, 2024 total loans increased $66.4 million, or 3% on an annualized basis, compared with December 31, 2023. The increase during the first half of 2024 compared with December 31, 2023 was broad-based across most segments of the portfolio. Commercial and industrial loans increased $2.9 million, or 1% on an annualized basis, commercial real estate loans increased $50.6 million, or 5% on an annualized basis, and retail loans grew by $22.9 million, or 6% on an annualized basis. Partially offsetting these increases was a decline in agricultural loans of $10.1 million, or 5% on an annualized basis, as line of credit utilization declined in this segment.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2024. The portfolio is most heavily concentrated in commercial real estate loans at 54% of the portfolio, followed by commercial and industrial loans at 16% of the portfolio, and agricultural loans at 10% of the portfolio.

End of Period Loan Balances: (dollars in thousands)	June 30, 2024	December 31, 2023	Current Period Change
Commercial and Industrial Loans and Leases	$664,435	$661,529	$2,906
Commercial Real Estate Loans	2,172,447	2,121,835	50,612
Agricultural Loans	413,742	423,803	(10,061)
Home Equity and Consumer Loans	424,647	407,889	16,758
Residential Mortgage Loans	368,997	362,844	6,153
Total Loans	$4,044,268	$3,977,900	$66,368

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	June 30, 2024		December 31, 2023
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	21%	11%	21%	11%
Retail Space	13%	7%	14%	7%
1-4 Family Investment Properties	11%	6%	12%	7%
Industrial, Manufacturing, Warehousing Properties	9%	5%	10%	5%
Office Real Estate	8%	4%	8%	4%
Healthcare Facilities	8%	4%	7%	4%
Land Development and Construction	6%	3%	6%	3%
Lodging	6%	3%	6%	3%

The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at June 30, 2024 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2023, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which was 41% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which was 12% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2024	December 31, 2023
Commercial and Industrial Loans and Leases	$7,568	$8,267
Commercial Real Estate Loans	26,598	25,923
Agricultural Loans	3,697	3,837
Home Equity and Consumer Loans	3,193	2,976
Residential Mortgage Loans	2,890	2,762
Unallocated	—	—
Total Allowance for Credit Losses	$43,946	$43,765

The Company’s allowance for credit losses totaled $43.9 million at June 30, 2024 compared to $43.8 million at December 31, 2023. The allowance for credit losses represented 1.09% of period-end loans at June 30, 2024 compared with 1.10% at December 31, 2023. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2024, the Company held net discounts on acquired loans of $3.3 million.

The following is an analysis of the Company’s non-performing assets at June 30, 2024 and December 31, 2023:

Non-performing Assets: (dollars in thousands)	June 30, 2024	December 31, 2023
Non-accrual Loans	$6,583	$9,136
Past Due Loans (90 days or more)	706	55
Total Non-performing Loans	7,289	9,191
Other Real Estate	33	—
Total Non-performing Assets	$7,322	$9,191

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.18%	0.23%
Non-performing Assets to Period End Assets	0.12%	0.15%
Allowance for Credit Loss to Non-performing Loans	602.91%	476.17%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Commercial and Industrial Loans and Leases	$2,355	$3,707	$415	$—
Commercial Real Estate Loans	2,277	1,889	193	55
Agricultural Loans	619	879	98	—
Home Equity Loans	438	1,033	—	—
Consumer Loans	46	253	—	—
Residential Mortgage Loans	848	1,375	—	—
Total	$6,583	$9,136	$706	$55

Non-performing assets totaled $7.3 million at June 30, 2024 compared to $9.2 million at December 31, 2023. Non-performing assets represented 0.12% of total assets at June 30, 2024 compared to 0.15% at year-end 2023. Non-performing loans totaled $7.3 million at June 30, 2024 compared to $9.2 million at December 31, 2023. Non-performing loans represented 0.18% of total loans at June 30, 2024 compared to 0.23% at December 31, 2023.

June 30, 2024 total deposits increased $60.6 million, or 2% on an annualized basis, compared to December 31, 2023. The increase at June 30, 2024 compared to December 31, 2023 was largely attributable to seasonal inflows of public entity funds. The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to a higher interest rate environment. Non-interest bearing deposits have remained relatively stable as a percent of total deposits with June 30, 2024 non-interest deposits totaling 27% of total deposits while non-interest deposits totaled 28% of total deposits at December 31, 2023. The deposit base remains diverse with stable and manageable exposure to uninsured and uncollaterized deposits of approximately 22% of total deposits.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2024	December 31, 2023	Current Period Change
Non-interest-bearing Demand Deposits	$1,448,467	$1,493,160	$(44,693)
Interest-bearing Demand, Savings, & Money Market Accounts	2,984,571	2,992,761	(8,190)
Time Deposits < $100,000	348,025	289,077	58,948
Time Deposits of $100,000 or more	532,494	477,965	54,529
Total Deposits	$5,313,557	$5,252,963	$60,594

Capital Resources:

As of June 30, 2024, shareholders’ equity increased by $24.3 million to $687.8 million compared with $663.6 million at year-end 2023. The increase in shareholders’ equity was primarily attributable to increased retained earnings of $23.6 million due to net income of $39.6 million. Partially offsetting the increase in retained earnings was the payment of $8.0 million in shareholder dividends.

Shareholders’ equity represented 11.0% of total assets at both June 30, 2024 and December 31, 2023. Shareholders’ equity included $184.1 million of goodwill and other intangible assets at June 30, 2024 compared to $186.7 million of goodwill and other intangible assets at December 31, 2023.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At June 30, 2024, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	6/30/2024 Ratio	12/31/2023 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	16.78%	16.50%	8.00%	N/A
Bank	14.52%	14.76%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	15.19%	14.97%	6.00%	N/A
Bank	13.72%	14.04%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.49%	14.26%	4.50%	N/A
Bank	13.72%	14.04%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.92%	11.75%	4.00%	N/A
Bank	10.78%	11.03%	4.00%	5.00%
(1) Excludes capital conservation buffer.

The Company adopted the CECL accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as part of pandemic-related legislation enacted during 2020, banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As a result, on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% was phased in on each of January 1, 2023 and January 1, 2024, and another 25% will be phased in on January 1, 2025 (at which time the cumulative effects of adopting CECL will have been fully phased into our regulatory capital). Under the five-year transition option, the amount of adjustments to regulatory capital that could be deferred until the phase-in period began included both the initial impact of our adoption of CECL at January 1, 2020 and 25% of subsequent changes in our allowance for credit losses during each quarter of the two-year period ended December 31, 2021.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $214.0 million during the six months ended June 30, 2024 ending at $329.3 million largely driven by the previously discussed sale of GAI assets and the securities restructuring transaction.  During the six months ended June 30, 2024, operating activities resulted in net cash inflows of $42.6 million. Investing activities resulted in net cash inflows of $154.2 million during the six months ended June 30, 2024. Financing activities resulted in net cash inflows for the six months ended June 30, 2024 of $17.2 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to 15% of total assets or approximately $932 million at the FHLB, but availability at June 30, 2024 was limited to approximately $463 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $215 million at the Federal Reserve Bank as of June 30, 2024, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2024, the parent company had approximately $93.7 million of cash and cash equivalents available to meet its cash flow needs.

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
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends; and
•with respect to the proposed merger with Heartland: (i) failure to obtain necessary regulatory and shareholder approvals when expected or at all, the risk that regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction, or the failure of either company to satisfy any of the other closing conditions to the transaction on a timely basis or at all; (ii) the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement; and (iii) the possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies, unexpected credit quality problems of the acquired loans or other assets, or unexpected attrition of the customer base of the acquired institution or branches, or as a result of the strength of the economy, competitive factors in the areas where the Company and Heartland do business, or as a result of other unexpected factors or events.
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

Interest Rate Sensitivity as of June 30, 2024 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$205,258	0.19%
+1%	205,320	0.22%
Base	204,877	—
-1%	201,964	(1.42)%
-2%	196,878	(3.90)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2024 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2024 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$642,494	(12.67)%	11.68%	(92) b.p.
+1%	689,814	(6.23)%	12.17%	(43) b.p.
Base	735,668	—	12.60%	—
-1%	771,161	4.82%	12.82%	22 b.p.
-2%	789,332	7.29%	12.76%	16 b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2024	—	—	—	1,000,000
May 2024	—	—	—	1,000,000
June 2024	—	—	—	1,000,000
Total	—	—	—
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

None.

(c) Insider trading arrangements.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

The following exhibits are included with this Report or incorporated herein by reference.

Exhibit No.	Description
2.1#
Agreement and Plan of Reorganization by and among German American Bancorp, Inc., German American Bank, Heartland BancCorp, and Heartland Bank, dated as of July 29, 2024, is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2024 (SEC File No. 001-15877).

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

4.1
Terms of Common Shares and Preferred Shares of the Registrant (included in Restatement of Articles of Incorporation) are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

4.2
Specimen stock certificate for Common Shares of the Registrant is incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed October 21, 2010 (SEC File No. 001-15877).

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

10.1*+	Description of Director Compensation Arrangements, effective as of July 1, 2024.
10.2
Voting Agreement, dated as of July 29, 2024, among German American Bancorp, Inc., each member of the Board of Directors and certain officers of Heartland BancCorp is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 29, 2024 (SEC File No. 001-15877).

10.3
Voting Agreement, dated as of July 29, 2024, among Heartland BancCorp and each member of the Board of Directors of German American Bancorp, Inc. is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 29, 2024 (SEC File No. 001-15877).

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

+ Filed with this Report (other than through incorporation by reference to other disclosures or exhibits).

++ Furnished with this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

GERMAN AMERICAN BANCORP, INC.

Date: August 9, 2024	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2024	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)