Form 10-Q
period 2024-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2024-11-08
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2024

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

As of November 7, 2024, the registrant had 29,678,259 outstanding shares of Common Stock, no par value.

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
SOFR:    Secured Overnight Financing Rate

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and Due from Banks	$77,652	$78,805
Federal Funds Sold and Other Short-term Investments	117,903	36,525
Cash and Cash Equivalents	195,555	115,330

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,769,174 for September 30, 2024; Amortized Cost $1,871,260 for December 31, 2023; No Allowance for Credit Losses)	1,547,994	1,596,832
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	9,173	5,226

Loans	4,069,355	3,977,900
Less: Unearned Income	(8,206)	(6,818)
Allowance for Credit Losses	(44,124)	(43,765)
Loans, Net	4,017,025	3,927,317

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,488	14,687
Premises, Furniture and Equipment, Net	105,419	106,776
Other Real Estate	—	—
Goodwill	179,025	180,357
Intangible Assets	4,523	6,307
Company Owned Life Insurance	86,880	85,840
Accrued Interest Receivable and Other Assets	99,972	112,673
TOTAL ASSETS	$6,260,907	$6,152,198

LIABILITIES
Non-interest-bearing Demand Deposits	$1,406,405	$1,493,160
Interest-bearing Demand, Savings, and Money Market Accounts	2,955,306	2,992,761
Time Deposits	909,568	767,042
Total Deposits	5,271,279	5,252,963

FHLB Advances and Other Borrowings	204,153	193,937
Accrued Interest Payable and Other Liabilities	40,912	41,740
TOTAL LIABILITIES	5,516,344	5,488,640

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,679	29,585
Additional Paid-in Capital	391,583	389,411
Retained Earnings	498,340	461,622
Accumulated Other Comprehensive Income (Loss)	(175,039)	(217,060)
TOTAL SHAREHOLDERS’ EQUITY	744,563	663,558
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,260,907	$6,152,198
End of period shares issued and outstanding	29,679,466	29,584,709

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2024	2023
INTEREST INCOME
Interest and Fees on Loans	$61,140	$55,196
Interest on Federal Funds Sold and Other Short-term Investments	2,223	199
Interest and Dividends on Securities:
Taxable	8,034	4,871
Non-taxable	3,256	5,376
TOTAL INTEREST INCOME	74,653	65,642

INTEREST EXPENSE
Interest on Deposits	23,375	15,578
Interest on FHLB Advances and Other Borrowings	2,684	2,505
TOTAL INTEREST EXPENSE	26,059	18,083

NET INTEREST INCOME	48,594	47,559
Provision for Credit Losses	625	900
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	47,969	46,659

NON-INTEREST INCOME
Wealth Management Fees	3,580	2,957
Service Charges on Deposit Accounts	3,330	2,982
Insurance Revenues	—	2,065
Company Owned Life Insurance	476	446
Interchange Fee Income	4,390	4,470
Gain on Sale of Assets of German American Insurance	—	—
Other Operating Income	1,251	1,270
Net Gains on Sales of Loans	704	614
Net Gains (Losses) on Securities	70	—
TOTAL NON-INTEREST INCOME	13,801	14,804

NON-INTEREST EXPENSE
Salaries and Employee Benefits	19,718	20,347
Occupancy Expense	2,867	2,813
Furniture and Equipment Expense	1,013	878
FDIC Premiums	755	700
Data Processing Fees	3,156	2,719
Professional Fees	1,912	1,229
Advertising and Promotion	941	1,278
Intangible Amortization	484	685
Other Operating Expenses	5,280	4,772
TOTAL NON-INTEREST EXPENSE	36,126	35,421

Income before Income Taxes	25,644	26,042
Income Tax Expense	4,596	4,591
NET INCOME	$21,048	$21,451

Basic Earnings per Share	$0.71	$0.73
Diluted Earnings per Share	$0.71	$0.73

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2024	2023
INTEREST INCOME
Interest and Fees on Loans	$178,196	$156,459
Interest on Federal Funds Sold and Other Short-term Investments	4,905	1,204
Interest and Dividends on Securities:
Taxable	18,111	15,490
Non-taxable	13,276	16,492
TOTAL INTEREST INCOME	214,488	189,645

INTEREST EXPENSE
Interest on Deposits	67,749	37,906
Interest on FHLB Advances and Other Borrowings	7,180	6,913
TOTAL INTEREST EXPENSE	74,929	44,819

NET INTEREST INCOME	139,559	144,826
Provision for Credit Losses	2,150	2,550
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	137,409	142,276

NON-INTEREST INCOME
Wealth Management Fees	10,729	8,513
Service Charges on Deposit Accounts	9,325	8,653
Insurance Revenues	4,384	7,330
Company Owned Life Insurance	1,442	1,276
Interchange Fee Income	12,881	13,081
Gain on Sale of Assets of German American Insurance	38,323	—
Other Operating Income	3,826	3,943
Net Gains on Sales of Loans	2,424	1,831
Net Gains (Losses) on Securities	(34,788)	40
TOTAL NON-INTEREST INCOME	48,546	44,667

NON-INTEREST EXPENSE
Salaries and Employee Benefits	61,853	62,296
Occupancy Expense	8,183	8,270
Furniture and Equipment Expense	2,988	2,684
FDIC Premiums	2,194	2,128
Data Processing Fees	8,986	8,277
Professional Fees	6,969	4,405
Advertising and Promotion	2,988	3,706
Intangible Amortization	1,594	2,204
Other Operating Expenses	14,783	14,793
TOTAL NON-INTEREST EXPENSE	110,538	108,763

Income before Income Taxes	75,417	78,180
Income Tax Expense	14,817	13,799
NET INCOME	$60,600	$64,381

Basic Earnings per Share	$2.04	$2.18
Diluted Earnings per Share	$2.04	$2.18

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2024	2023

NET INCOME	$21,048	$21,451

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	54,377	(99,787)
Reclassification Adjustment for Losses (Gains) Included in Net Income	(70)	—
Tax Effect	(11,477)	21,026
Net of Tax	42,830	(78,761)

Total Other Comprehensive Income (Loss)	42,830	(78,761)

COMPREHENSIVE INCOME	$63,878	$(57,310)

	Nine Months Ended September 30,
	2024	2023

NET INCOME	$60,600	$64,381

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	18,460	(81,281)
Reclassification Adjustment for Losses (Gains) Included in Net Income	34,788	(40)
Tax Effect	(11,227)	17,146
Net of Tax	42,021	(64,175)

Total Other Comprehensive Income (Loss)	42,021	(64,175)

COMPREHENSIVE INCOME	$102,621	$206

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2024	29,584,709	$29,585	$389,411	$461,622	$(217,060)	$663,558

Net Income	—	—	—	19,022	—	19,022
Other Comprehensive Income (Loss)	—	—	—	—	(19,895)	(19,895)
Cash Dividends ($0.27 per share)	—	—	—	(7,955)	—	(7,955)
Issuance of Common Stock for:
Restricted Share Grants Net	84,310	84	440	—	—	524

Balances, March 31, 2024	29,669,019	$29,669	$389,851	$472,689	$(236,955)	$655,254

Net Income	—	—	—	20,530	—	20,530
Other Comprehensive Income (Loss)	—	—	—	—	19,086	19,086
Cash Dividends ($0.27 per share)	—	—	—	(7,963)	—	(7,963)
Issuance of Common Stock for:
Restricted Share Grants Net	10,229	10	904	—	—	914

Balances, June 30, 2024	29,679,248	$29,679	$390,755	$485,256	$(217,869)	$687,821

Net Income	—	—	—	21,048	—	21,048
Other Comprehensive Income (Loss)	—	—	—	—	42,830	42,830
Cash Dividends ($0.27 per share)	—	—	—	(7,964)	—	(7,964)
Issuance of Common Stock for:
Restricted Share Grants Net	218	—	828	—	—	828

Balances, September 30, 2024	29,679,466	$29,679	$391,583	$498,340	$(175,039)	$744,563

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

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$60,600	$64,381
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,527	4,166
Depreciation and Amortization	6,961	7,208
Loans Originated for Sale	(101,914)	(81,608)
Proceeds from Sales of Loans Held-for-Sale	100,297	84,926
Provision for Credit Losses	2,150	2,550
Gain on Sale of Loans, net	(2,424)	(1,831)
(Gain) Loss on Securities, net	34,788	(40)
Gain on Sales of Other Real Estate and Repossessed Assets	(37)	(55)
Loss (Gain) on Disposition and Donation of Premises and Equipment	15	28
Gain on Disposition of Land	—	(83)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,040)	(1,374)
Equity Based Compensation	2,266	1,866
Gain on Sale of Assets of German American Insurance, net	(36,507)	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,340	(5,214)
Interest Payable and Other Liabilities	(2,951)	2,737
Net Cash from Operating Activities	67,071	77,657

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	218,477	187,171
Proceeds from Sales of Securities Available-for-Sale	402,105	114,259
Purchase of Securities Available-for-Sale	(555,810)	(102,164)
Proceeds from Redemption of Federal Home Loan Bank Stock	199	274
Purchase of Loans	—	(544)
Loans Made to Customers, net of Payments Received	(91,891)	(104,168)
Proceeds from Sales of Other Real Estate	70	55
Property and Equipment Expenditures	(4,391)	(5,497)
Proceeds from Sales of Land and Buildings	—	252
Proceeds from Sale of German American Insurance Assets	40,000	—
Net Cash from Investing Activities	8,759	89,638

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	18,403	(213,927)
Change in Short-term Borrowings	(15,012)	57,142
Advances in Long-term Debt	75,000	25,000
Repayments of Long-term Debt	(50,114)	(97)
Dividends Paid	(23,882)	(22,073)
Net Cash from Financing Activities	4,395	(153,955)

Net Change in Cash and Cash Equivalents	80,225	13,340
Cash and Cash Equivalents at Beginning of Year	115,330	119,079
Cash and Cash Equivalents at End of Period	$195,555	$132,419

Cash Paid During the Period for
Interest	$73,727	$40,442
Income Taxes	17,870	14,865

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(1,600)	$419

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
September 30, 2024
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
September 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2024	2023
Basic Earnings per Share:
Net Income	$21,048	$21,451
Weighted Average Shares Outstanding	29,679,464	29,573,461
Basic Earnings per Share	$0.71	$0.73

Diluted Earnings per Share:
Net Income	$21,048	$21,451

Weighted Average Shares Outstanding	29,679,464	29,573,461
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,679,464	29,573,461
Diluted Earnings per Share	$0.71	$0.73
For the three months ended September 30, 2024 and 2023, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2024	2023
Basic Earnings per Share:
Net Income	$60,600	$64,381
Weighted Average Shares Outstanding	29,649,020	29,551,558
Basic Earnings per Share	$2.04	$2.18

Diluted Earnings per Share:
Net Income	$60,600	$64,381

Weighted Average Shares Outstanding	29,649,020	29,551,558
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	29,649,020	29,551,558
Diluted Earnings per Share	$2.04	$2.18

For the nine months ended September 30, 2024 and 2023, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 5 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2024
U.S. Treasury	$116,385	$78	$—	$116,463
Obligations of State and Political Subdivisions	583,453	43	(105,095)	478,401
MBS/CMO	812,528	5,586	(93,042)	725,072
US Gov’t Sponsored Entities & Agencies	256,808	926	(29,676)	228,058
Total	$1,769,174	$6,633	$(227,813)	$1,547,994

December 31, 2023
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	889,940	1,309	(122,374)	768,875
MBS/CMO	761,025	28	(116,013)	645,040
US Gov’t Sponsored Entities & Agencies	220,295	—	(37,378)	182,917
Total	$1,871,260	$1,337	$(275,765)	$1,596,832

All mortgage-backed securities in the above table (identified above and throughout this Note 5 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at September 30, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed Securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$117,176	$117,254
Due after one year through five years	7,860	7,894
Due after five years through ten years	43,218	38,926
Due after ten years	531,584	430,790
MBS/CMO	812,528	725,072
US Gov’t Sponsored Entities & Agencies	256,808	228,058
Total	$1,769,174	$1,547,994

During June 2024, the Company commenced a securities portfolio restructuring transaction whereby available-for-sale securities totaling $375,321 in book value were identified to be sold. As of June 30, 2024, $175,061 of securities had been sold with the remaining $200,259 sold during early July 2024. It was management’s intent that these securities be sold as of June 30, 2024; therefore, the securities’ amortized cost basis was reduced to fair value through income as of June 30, 2024. Approximately $80,000 of the proceeds of the securities sold were reinvested as of June 30, 2024 with the remainder reinvested during the third quarter of 2024.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

Proceeds from Sales	$175,738	$—
Gross Gains on Sales	70	—
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	15	—

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Proceeds from Sales	$402,105	$114,259
Gross Gains on Sales	614	346
Gross Losses on Sales	35,402	306
Income Taxes on Net Gains (Losses)	(7,305)	8

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $549,975 and $366,576 as of September 30, 2024 and December 31, 2023, respectively.

Below is a summary of securities with unrealized losses as of September 30, 2024 and December 31, 2023, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$4,461	$(17)	$465,384	$(105,078)	$469,845	$(105,095)
MBS/CMO	42,139	(97)	491,567	(92,945)	533,706	(93,042)
US Gov’t Sponsored Entities & Agencies	—	—	176,382	(29,676)	176,382	(29,676)
Total	$46,600	$(114)	$1,133,333	$(227,699)	$1,179,933	$(227,813)

	Less than 12 Months		12 Months or More		Total
December 31, 2023	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,469	$(175)	$668,223	$(122,199)	$681,692	$(122,374)
MBS/CMO	135	(1)	643,172	(116,012)	643,307	(116,013)
US Gov’t Sponsored Entities & Agencies	—	—	182,917	(37,378)	182,917	(37,378)
Total	$13,604	$(176)	$1,494,312	$(275,589)	$1,507,916	$(275,765)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at September 30, 2024 and December 31, 2023 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at September 30, 2024 or December 31, 2023.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $6,847 at September 30, 2024 and $9,620 at December 31, 2023. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2024 and December 31, 2023. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2024, there was no additional impairment recognized through earnings.

NOTE 6 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $143,111 at September 30, 2024 and $139,751 at December 31, 2023. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	September 30, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$143,111	$5,803	$139,751	$7,458

Included in Other Liabilities:
Interest Rate Swaps	$143,111	$5,868	$139,751	$7,467

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Rate Swaps:
Included in Other Operating Income	$(69)	$194	$168	$372

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Loans

Loans were comprised of the following classifications:

	September 30, 2024	December 31, 2023
Commercial:
Commercial and Industrial Loans	$591,277	$589,541
Commercial Real Estate Loans	2,179,981	2,121,835
Agricultural Loans	417,473	423,803
Leases	78,827	71,988
Retail:
Home Equity Loans	333,829	299,685
Consumer Loans	82,882	87,853
Credit Cards	22,671	20,351
Residential Mortgage Loans	362,415	362,844

Subtotal	4,069,355	3,977,900
Less: Unearned Income	(8,206)	(6,818)
Allowance for Credit Losses	(44,124)	(43,765)
Loans, net	$4,017,025	$3,927,317

The table above includes $11,926 and $13,237 of purchase credit deteriorated loans as of September 30, 2024 and December 31, 2023, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2024 and 2023:

September 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,200	$26,598	$3,697	$368	$722	$2,058	$413	$2,890	$43,946
Provision (Benefit) for credit loss expense	(137)	54	211	28	224	72	202	(29)	625
Loans charged-off	(92)	—	(7)	—	(364)	—	(156)	—	(619)
Recoveries collected	3	4	—	—	158	—	7	—	172
Total ending allowance balance	$6,974	$26,656	$3,901	$396	$740	$2,130	$466	$2,861	$44,124

September 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,567	$21,834	$3,956	$235	$640	$1,436	$288	$2,310	$44,266
Provision (Benefit) for credit loss expense	(436)	1,117	(168)	19	258	9	93	8	900
Loans charged-off	(175)	(56)	(2)	—	(352)	—	(64)	(1)	(650)
Recoveries collected	2	5	—	—	119	2	2	—	130
Total ending allowance balance	$12,958	$22,900	$3,786	$254	$665	$1,447	$319	$2,317	$44,646

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2024 and 2023:

September 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for credit loss expense	(768)	1,028	70	50	700	421	550	99	2,150
Loans charged-off	(223)	(308)	(8)	—	(1,117)	(134)	(489)	—	(2,279)
Recoveries collected	44	13	2	—	398	9	22	—	488
Total ending allowance balance	$6,974	$26,656	$3,901	$396	$740	$2,130	$466	$2,861	$44,124

September 30, 2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for credit loss expense	310	1,286	(375)	45	657	109	374	144	2,550
Loans charged-off	(1,252)	(56)	(27)	—	(980)	(39)	(325)	(58)	(2,737)
Recoveries collected	151	72	—	—	393	33	13	3	665
Total ending allowance balance	$12,958	$22,900	$3,786	$254	$665	$1,447	$319	$2,317	$44,646

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
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
For the nine months ended September 30, 2024, the allowance for credit losses remained stable compared to December 31, 2023, with the Company adding reserve for loan portfolio growth during 2024. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of September 30, 2024 and December 31, 2023:

September 30, 2024	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,482	$3,214	$—
Commercial Real Estate Loans	1,246	2,173	—
Agricultural Loans	883	1,132	—
Leases	—	—	—
Home Equity Loans	794	794	—
Consumer Loans	328	328	—
Credit Cards	42	42	—
Residential Mortgage Loans	1,619	2,018	—
Total	$6,394	$9,701	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $9,701.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2024 totaled $33 and $108, respectively.

December 31, 2023	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,864	$3,707	$—
Commercial Real Estate Loans	942	1,889	55
Agricultural Loans	665	879	—
Leases	—	—	—
Home Equity Loans	1,033	1,033	—
Consumer Loans	111	111	—
Credit Cards	142	142	—
Residential Mortgage Loans	1,125	1,375	—
Total	$5,882	$9,136	$55
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $9,136.

Interest income on non-accrual loans recognized during the year ended December 31, 2023 totaled $106.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2024 and December 31, 2023:

September 30, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$4,405	$94	$—	$133	$4,632
Commercial Real Estate Loans	8,349	—	—	—	8,349
Agricultural Loans	3,138	270	—	—	3,408
Leases	—	—	—	—	—
Home Equity Loans	422	—	—	—	422
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	709	—	—	—	709
Total	$17,033	$364	$—	$133	$17,530

December 31, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,668	$49	$—	$1,888	$5,605
Commercial Real Estate Loans	8,553	—	—	—	8,553
Agricultural Loans	3,338	1,055	—	—	4,393
Leases	—	—	—	—	—
Home Equity Loans	420	—	—	—	420
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	753	—	—	—	753
Total	$16,741	$1,104	$—	$1,888	$19,733

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2024 and December 31, 2023:

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$794	$—	$1,987	$2,781	$588,496	$591,277
Commercial Real Estate Loans	745	—	2,105	2,850	2,177,131	2,179,981
Agricultural Loans	60	—	801	861	416,612	417,473
Leases	—	—	—	—	78,827	78,827
Home Equity Loans	2,482	319	795	3,596	330,233	333,829
Consumer Loans	640	36	328	1,004	81,878	82,882
Credit Cards	111	102	42	255	22,416	22,671
Residential Mortgage Loans	4,437	2,531	1,837	8,805	353,610	362,415
Total	$9,269	$2,988	$7,895	$20,152	$4,049,203	$4,069,355

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three and nine months ended September 30, 2024, or the year ended December 31, 2023, resulted in a permanent reduction of the recorded investment in the loan.

During the three and nine months ended September 30, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and nine months ended September 30, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at September 30, 2024 and December 31, 2023, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$83,323	$95,627	$100,299	$70,194	$19,325	$53,329	$152,318	$574,415
Special Mention	156	1,642	379	544	909	2,343	833	6,806
Substandard	100	—	189	3,289	976	1,723	3,779	10,056
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$83,579	$97,269	$100,867	$74,027	$21,210	$57,395	$156,930	$591,277

Current Period Gross Charge-Offs	$—	$4	$96	$64	$—	$13	$46	$223

Commercial Real Estate:
Risk Rating
Pass	$207,054	$317,427	$407,500	$429,879	$197,875	$525,716	$37,225	$2,122,676
Special Mention	495	13,498	3,077	12,582	2,014	14,994	200	46,860
Substandard	—	457	1,227	5,222	62	3,477	—	10,445
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$207,549	$331,382	$411,804	$447,683	$199,951	$544,187	$37,425	$2,179,981

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$308	$—	$308

Agricultural:
Risk Rating
Pass	$42,832	$37,719	$49,689	$34,596	$37,571	$107,791	$79,919	$390,117
Special Mention	548	1,437	146	832	5,090	11,905	2,716	22,674
Substandard	176	—	—	—	—	4,506	—	4,682
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$43,556	$39,156	$49,835	$35,428	$42,661	$124,202	$82,635	$417,473

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$8	$—	$8

Leases:
Risk Rating
Pass	$25,831	$28,480	$9,324	$7,430	$3,018	$4,744	$—	$78,827
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$25,831	$28,480	$9,324	$7,430	$3,018	$4,744	$—	$78,827

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
September 30, 2024
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

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$33,504	$26,797	$10,794	$6,217	$1,417	$1,779	$2,046	$82,554
Nonperforming	1	43	277	6	—	1	—	328
Total Consumer Loans	$33,505	$26,840	$11,071	$6,223	$1,417	$1,780	$2,046	$82,882

Current Period Gross Charge-Offs	$902	$125	$48	$37	$—	$2	$3	$1,117

Home Equity:
Payment performance
Performing	$55	$264	$3,595	$639	$424	$3,623	$324,435	$333,035
Nonperforming	—	—	450	24	—	282	38	794
Total Home Equity Loans	$55	$264	$4,045	$663	$424	$3,905	$324,473	$333,829

Current Period Gross Charge-Offs	$—	$—	$35	$99	$—	$—	$—	$134

Residential Mortgage:
Payment performance
Performing	$40,889	$52,945	$59,530	$75,581	$37,019	$94,433	$—	$360,397
Nonperforming	—	138	154	422	386	918	—	2,018
Total Residential Mortgage Loans	$40,889	$53,083	$59,684	$76,003	$37,405	$95,351	$—	$362,415

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	September 30, 2024	December 31, 2023

Performing	$22,629	$20,209
Nonperforming	42	142

Total	$22,671	$20,351

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

September 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $50,956 and $40,968 as of September 30, 2024 and December 31, 2023, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

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

The following segment financial information was derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the three segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the column labeled “Other” below, along with amounts to eliminate transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2024
Net Interest Income	$50,194	$43	$—	$(1,643)	$48,594
Net Gains on Sales of Loans	704	—	—	—	704
Net Gains (Losses) on Securities	70	—	—	—	70
Wealth Management Fees	1	3,579	—	—	3,580
Insurance Revenues	—	—	—	—	—
Noncash Items:
Provision for Credit Losses	625	—	—	—	625
Depreciation and Amortization	2,177	5	—	114	2,296
Income Tax Expense (Benefit)	5,387	250	—	(1,041)	4,596
Segment Profit (Loss)	22,079	1,071	—	(2,102)	21,048
Segment Assets at September 30, 2024	6,303,835	12,650	—	(55,578)	6,260,907

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended
September 30, 2023
Net Interest Income	$48,794	$32	$15	$(1,282)	$47,559
Net Gains on Sales of Loans	614	—	—	—	614
Net Gains (Losses) on Securities	—	—	—	—	—
Wealth Management Fees	1	2,956	—	—	2,957
Insurance Revenues	—	1	2,064	—	2,065
Noncash Items:
Provision for Credit Losses	900	—	—	—	900
Depreciation and Amortization	2,236	7	12	114	2,369
Income Tax Expense (Benefit)	4,709	184	107	(409)	4,591
Segment Profit (Loss)	21,472	761	161	(943)	21,451
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2024
Net Interest Income	$143,581	$110	$1	$(4,133)	$139,559
Net Gains on Sales of Loans	2,424	—	—	—	2,424
Net Gains (Losses) on Securities	(34,788)	—	—	—	(34,788)
Wealth Management Fees	4	10,725	—	—	10,729
Insurance Revenues	—	1	4,383	—	4,384
Noncash Items:
Provision for Credit Losses	2,150	—	—	—	2,150
Depreciation and Amortization	6,594	15	10	342	6,961
Income Tax Expense (Benefit)	6,219	754	9,300	(1,456)	14,817
Segment Profit (Loss)	34,258	3,205	28,295	(5,158)	60,600
Segment Assets at September 30, 2024	6,303,835	12,650	—	(55,578)	6,260,907

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended
September 30, 2023
Net Interest Income	$148,363	$86	$45	$(3,668)	$144,826
Net Gains on Sales of Loans	1,831	—	—	—	1,831
Net Gains (Losses) on Securities	40	—	—	—	40
Wealth Management Fees	4	8,509	—	—	8,513
Insurance Revenues	1	22	7,307	—	7,330
Noncash Items:
Provision for Credit Losses	2,550	—	—	—	2,550
Depreciation and Amortization	6,803	26	37	342	7,208
Income Tax Expense (Benefit)	14,099	474	427	(1,201)	13,799
Segment Profit (Loss)	63,987	2,083	1,470	(3,159)	64,381
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198

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
September 30, 2024
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

For the three and nine months ended September 30, 2024 and 2023, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2024 and 2023.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  In 2020, awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. Beginning in 2020, 100% of the cash portion of an award vested towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. Beginning in 2021, for named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and nine months ended September 30, 2024, the Company granted 218 and 102,106 shares of restricted stock, respectively. During the three and nine months ended September 30, 2023, the Company granted 2,076 and 81,118 shares of restricted stock, respectively. Total unvested shares of restricted stock at September 30, 2024 and December 31, 2023 were 187,692 and 116,632, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2024	2023

Restricted Stock Expense	$828	$497
Cash Entitlement Expense	193	209
Tax Effect	(265)	(183)
Net of Tax	$756	$523

	Nine Months Ended September 30,
	2024	2023

Restricted Stock Expense	$2,508	$1,866
Cash Entitlement Expense	584	570
Tax Effect	(802)	(632)
Net of Tax	$2,290	$1,804
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $4,591 and $3,805 as of September 30, 2024 and 2023, respectively.

The Company’s shareholders approved the Company’s 2019 Employee Stock Purchase Plan on May 16, 2019, as well as an Amended and Restated 2019 Employee Stock Purchase Plan on May 21, 2020, which was amended and restated to reflect

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

For the three and nine months ended September 30, 2024, the Company recorded $4 and $16, respectively, of expense related to the 2019 ESPP resulting in $3 and $12, net of tax, respectively. For the three and nine months ended September 30, 2023, the Company recorded $7 and $23 of expense related to the 2019 ESPP resulting in $5 and $17, net of tax, respectively. There was no unrecognized compensation expense as of September 30, 2024 and 2023 for the 2019 ESPP. No stock options were outstanding as of September 30, 2024 and December 31, 2023.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2024, the Company held $77 in Level 3 securities which consist of non-rated Obligations of State and Political Subdivisions and $1,030 in Level 3 securities which consist of non-rated MBS/CMO. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
September 30, 2024
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$116,463	$—	$—	$116,463
Obligations of State and Political Subdivisions	—	478,324	77	478,401
MBS/CMO	—	724,042	1,030	725,072
US Gov’t Sponsored Entities & Agencies	—	228,058	—	228,058
Total Securities	$116,463	$1,430,424	$1,107	$1,547,994

Loans Held-for-Sale	$—	$9,173	$—	$9,173

Derivative Assets	$—	$5,803	$—	$5,803

Derivative Liabilities	$—	$5,868	$—	$5,868

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
As of September 30, 2024 and December 31, 2023, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2024	December 31, 2023

Aggregate Fair Value	$9,173	$5,226
Contractual Balance	8,988	5,125
Gain (Loss)	185	101

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2024 for loans held for sale were $(126) and $84, respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2023 for loans held for sale were $(44) and $(14), respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023:

	Obligations of State and Political Subdivisions		MBS/CMO
	2024	2023	2024	2023

Balance of Recurring Level 3 Assets at July 1	$76	$84	$1,009	$919
Total Gains (Losses) Included in Other Comprehensive Income	1	(2)	21	24
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$77	$82	$1,030	$943

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)

	Obligations of State and Political Subdivisions		MBS/CMO
	2024	2023	2024	2023

Balance of Recurring Level 3 Assets at January 1	$75	$83	$984	$906
Total Gains (Losses) Included in Other Comprehensive Income	2	(1)	46	37
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$77	$82	$1,030	$943
Of the total gain (loss) included in earnings for the three months ended September 30, 2024 and 2023, $22 and $22 was attributable to other changes in fair value, respectively. Of the total gain (loss) included in earnings for the nine months ended September 30, 2024 and 2023, $48 and $36 was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,096	$2,096
Commercial Real Estate Loans	$—	$—	$2,075	$2,075
Agricultural Loans	$—	$—	$2,043	$2,043
Consumer Loans	$—	$—	$10	$10
Home Equity Loans	$—	$—	$328	$328
Residential Mortgage Loans	$—	$—	$423	$423

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Individually Analyzed Loans
Commercial and Industrial Loans	$—	$—	$2,506	$2,506
Commercial Real Estate Loans	$—	$—	$3,447	$3,447
Agricultural Loans	$—	$—	$2,395	$2,395
Consumer Loans	$—	$—	$9	$9
Home Equity Loans	$—	$—	$326	$326
Residential Mortgage Loans	$—	$—	$450	$450

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2024 and December 31, 2023:

September 30, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,096	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-86% (45%)
Individual Analyzed Loans - Commercial Real Estate Loans	$2,075	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-68% (44%)
Individual Analyzed Loans - Agricultural Loans	$2,043	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (50%)
Individual Analyzed Loans - Consumer Loans	$10	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Home Equity Loans	$328	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$423	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Individual Analyzed Loans - Commercial and Industrial Loans	$2,506	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23%-100% (33%)
Individual Analyzed Loans - Commercial Real Estate Loans	$3,447	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-68% (42%)
Individual Analyzed Loans - Agricultural Loans	$2,395	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31%-100% (51%)
Individual Analyzed Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Home Equity Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Individual Analyzed Loans - Residential Mortgage Loans	$450	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending September 30, 2024 and December 31, 2023. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$195,555	$77,652	$117,903	$—	$195,555
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	4,010,050	—	—	3,919,756	3,919,756
Accrued Interest Receivable	29,101	—	7,354	21,747	29,101
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,361,711)	(4,361,711)	—	—	(4,361,711)
Time Deposits	(909,568)	—	(903,306)	—	(903,306)
Short-term Borrowings	(50,956)	—	(50,956)	—	(50,956)
Long-term Debt	(153,197)	—	(78,696)	(74,498)	(153,194)
Accrued Interest Payable	(8,275)	—	(7,904)	(371)	(8,275)

		Fair Value Measurements at December 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$115,330	$78,805	$36,525	$—	$115,330
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,918,184	—	—	3,801,738	3,801,738
Accrued Interest Receivable	30,595	—	10,014	20,581	30,595
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,485,921)	(4,485,921)	—	—	(4,485,921)
Time Deposits	(767,042)	—	(759,217)	—	(759,217)
Short-term Borrowings	(65,968)	(25,000)	(40,968)	—	(65,968)
Long-term Debt	(127,969)	—	(52,522)	(74,562)	(127,084)
Accrued Interest Payable	(7,073)	—	(6,701)	(372)	(7,073)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2024 and 2023, net of tax:

September 30, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2024	$(217,355)	$(514)	$(217,869)
Other Comprehensive Income (Loss) Before Reclassification	42,775	—	42,775
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	55	—	55
Net Current Period Other Comprehensive Income (Loss)	42,830	—	42,830
Ending Balance at September 30, 2024	$(174,525)	$(514)	$(175,039)

September 30, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2024	$(216,546)	$(514)	$(217,060)
Other Comprehensive Income (Loss) Before Reclassification	14,914	—	14,914
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	27,107	—	27,107
Net Current Period Other Comprehensive Income (Loss)	42,021	—	42,021
Ending Balance at September 30, 2024	$(174,525)	$(514)	$(175,039)

September 30, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2023	$(248,338)	$(514)	$(248,852)
Other Comprehensive Income (Loss) Before Reclassification	(78,761)	—	(78,761)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	(78,761)	—	(78,761)
Ending Balance at September 30, 2023	$(327,099)	$(514)	$(327,613)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2024 and 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$70	Net Gains (Losses) on Securities
	(15)	Income Tax Expense
	55	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2024	$55

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(34,788)	Net Gains (Losses) on Securities
	7,681	Income Tax Expense
	(27,107)	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2024	$(27,107)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2023	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$40	Net Gains (Losses) on Securities
	(8)	Income Tax Expense
	32	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2023	$32

NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three and nine months ended September 30, 2024 and 2023. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment. As a result of the sale of substantially all of the assets of GAI on June 1, 2024, insurance revenues reflect no GAI activity for the quarter ended September 30, 2024, and five months of GAI activity for the nine months ended September 30, 2024. See Note 3 for additional information on the sale.

	Three Months Ended
	September 30,
Non-interest Income	2024	2023
In-Scope of Topic 606:
Wealth Management Fees	$3,580	$2,957
Service Charges on Deposit Accounts	3,330	2,982
Insurance Revenues	—	2,065
Interchange Fee Income	4,390	4,470
Other Operating Income:
ATM Fees	313	295
Wire Transfer Fees	182	181
Other (1)	240	320
Non-interest Income (in-scope of Topic 606)	12,035	13,270
Non-interest Income (out-of-scope of Topic 606)	1,766	1,534
Total Non-interest Income	$13,801	$14,804
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $240 thousand and $320 thousand for the three months ended September 30, 2024 and 2023, respectively, all of which are within the scope of ASC 606.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Revenue Recognition (continued)

	Nine Months Ended
	September 30,
Non-interest Income	2024	2023
In-Scope of Topic 606:
Wealth Management Fees	$10,729	$8,513
Service Charges on Deposit Accounts	9,325	8,653
Insurance Revenues	4,384	7,330
Interchange Fee Income	12,881	13,081
Other Operating Income:
ATM Fees	906	527
Wire Transfer Fees	530	909
Other (1)	815	937
Non-interest Income (in-scope of Topic 606)	39,570	39,950
Non-interest Income (out-of-scope of Topic 606)	8,976	4,717
Total Non-interest Income	$48,546	$44,667
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $815 thousand and $937 thousand for the nine months ended September 30, 2024 and 2023, respectively, all of which are within the scope of ASC 606.

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
September 30, 2024
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2024	September 30, 2023

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	69	75
Operating Lease Cost	324	343
Short-term Lease Cost	—	—
Total Lease Cost	$445	$470

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Finance Lease Cost:
Amortization of Right-of -Use Assets	$157	$157
Interest on Lease Liabilities	212	230
Operating Lease Cost	1,003	1,080
Short-term Lease Cost	—	—
Total Lease Cost	$1,372	$1,467

The weighted average lease term and discount rates were as follows:

	September 30, 2024	September 30, 2023

Weighted Average Remaining Lease Term:
Finance Leases	8 years	9 years
Operating Leases	6 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.35%	11.38%
Operating Leases	3.10%	3.05%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

Supplemental balance sheet information related to leases were as follows:

	September 30, 2024	September 30, 2023

Finance Leases
Premises, Furniture and Equipment, Net	$1,491	$1,700
Other Borrowings	2,466	2,699

Operating Leases
Operating Lease Right-of-Use Assets	$4,596	$5,449
Operating Lease Liabilities	4,586	5,598

Supplemental cash flow information related to leases were as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$212	$230
Operating Cash Flows from Operating Leases	991	1,058
Financing Cash Flows from Finance Leases	194	154

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2024
	Finance Leases	Operating Leases

Year 1	$519	$1,212
Year 2	519	947
Year 3	506	752
Year 4	438	665
Year 5	438	564
Thereafter	1,181	1,114
Total Lease Payments	3,601	5,254
Less Imputed Interest	(1,135)	(668)
Total	$2,466	$4,586

NOTE 16 – Business Combinations

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

Under the terms of the merger agreement, each record holder of Heartland common stock (other than dissenting shares and shares held in the Heartland 401(k) plan) will receive, for each share of Heartland common stock, 3.90 shares of the Company’s common stock in a tax-free exchange. Heartland Bank, as the administrator and record holder of shares of Heartland common stock held in the Heartland 401(k) plan, will receive in exchange for each share of Heartland common stock held in such plan,

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)
on behalf of the beneficial owners of such shares, a cash payment based on the 3.90 exchange ratio. Any option to acquire a share of Heartland common stock outstanding at the closing of the merger will be cancelled in exchange for a cash cancellation payment based on the 3.90 exchange ratio, less the option exercise price per share and any applicable withholding taxes.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2024 and December 31, 2023 and the consolidated results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Net income for the quarter ended September 30, 2024 totaled $21,048,000, or $0.71 per share, a decrease of 3% on a per share basis compared with the third quarter 2023 net income of $21,451,000, or $0.73 per share. Net income for the nine months ended September 30, 2024 totaled $60,600,000, or $2.04 per share, a decrease of 6% on a per share basis compared with the nine months ended September 30, 2023 net income of $64,381,000, or $2.18 per share.

Net income for the nine months ended September 30, 2024 was impacted by the Company’s sale of substantially all of the assets of its wholly-owned subsidiary, German American Insurance, Inc. (“GAI”), to Hilb Group, an industry-leading insurance broker on June 1, 2024. The all-cash sale price totaled $40.0 million, and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share.

Net income for the nine months ended September 30, 2024 was also impacted by a securities portfolio restructuring transaction whereby available securities totaling approximately $375.3 million in book value were identified in late June 2024 to be sold. The approximate loss on these securities totaled $34,893,000, $27,189,000 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024.

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

The Company uses a number of economic variables in its scenarios to estimate the allowance for credit losses, with the most significant drivers being unemployment rate forecast, gross domestic product and agricultural producer price index as well as qualitative adjustments. Historical loss rates from periods where the average unemployment rate, gross domestic product and agricultural producer pricing index matches the forecast range are considered when calculating the forecast period loss rate. At September 30, 2024, the allowance for credit losses remained stable as compared to December 31, 2023.

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company’s scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgements or assumptions of qualitative loss factors that were utilized at September 30, 2024 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2024. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2024, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $6,633,000 and gross unrealized losses totaled approximately $227,813,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2024 totaled $21,048,000, or $0.71 per share, a decrease of 3% on a per share basis compared with the third quarter 2023 net income of $21,451,000, or $0.73 per share. Net income for the nine months ended September 30, 2024 totaled $60,600,000, or $2.04 per share, a decrease of 6% on a per share basis compared with the nine months ended September 30, 2023 net income of $64,381,000, or $2.18 per share.

Net income for the nine months ended September 30, 2024 was impacted by the previously discussed sale of substantially all of the assets of German American Insurance, Inc. to Hilb Group, an industry-leading insurance broker. The all-cash sale price totaled $40.0 million and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share.

Net income for the nine months ended September 30, 2024 was also impacted by the aforementioned securities portfolio restructuring transaction whereby available securities totaling approximately $375.3 million in book value were identified to be sold. The approximate loss on these securities totaled $34,893,000, $27,189,000 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2024 and 2023. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$164,154	$2,223	5.39%	$20,243	$199	3.91%
Securities:
Taxable	1,026,995	8,034	3.13%	861,293	4,871	2.26%
Non-taxable	463,812	4,123	3.55%	735,360	6,806	3.70%
Total Loans and Leases⁽²⁾	4,052,673	61,424	6.03%	3,855,586	55,343	5.70%
TOTAL INTEREST EARNING ASSETS	5,707,634	75,804	5.29%	5,472,482	67,219	4.88%
Other Assets	552,974			575,219
Less: Allowance for Credit Losses	(44,324)			(44,632)
TOTAL ASSETS	$6,216,284			$6,003,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,673,806	$7,621	1.81%	$1,766,829	$7,196	1.62%
Savings Deposits and Money Market Accounts	1,296,910	6,215	1.91%	1,207,080	3,405	1.12%
Time Deposits	888,639	9,539	4.27%	640,992	4,977	3.08%
FHLB Advances and Other Borrowings	191,548	2,684	5.57%	219,371	2,505	4.53%
TOTAL INTEREST-BEARING LIABILITIES	4,050,903	26,059	2.56%	3,834,272	18,083	1.87%
Demand Deposit Accounts	1,411,377			1,524,682
Other Liabilities	50,627			46,740
TOTAL LIABILITIES	5,512,907			5,405,694
Shareholders’ Equity	703,377			597,375
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$6,216,284			$6,003,069

COST OF FUNDS			1.82%			1.31%
NET INTEREST INCOME		$49,745			$49,136
NET INTEREST MARGIN			3.47%			3.57%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2024 and 2023. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods(1).

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$122,703	$4,905	5.34%	$40,303	$1,204	3.99%
Securities:
Taxable	905,901	18,111	2.67%	908,835	15,490	2.27%
Non-taxable	624,725	16,806	3.59%	755,251	20,876	3.69%
Total Loans and Leases⁽²⁾	4,015,973	178,988	5.95%	3,805,903	156,939	5.51%
TOTAL INTEREST EARNING ASSETS	5,669,302	218,810	5.16%	5,510,292	194,509	4.72%
Other Assets	558,066			572,791
Less: Allowance for Credit Losses	(44,137)			(44,660)
TOTAL ASSETS	$6,183,231			$6,038,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,711,647	$23,248	1.81%	$1,841,977	$20,449	1.48%
Savings Deposits and Money Market Accounts	1,284,919	17,418	1.81%	1,228,192	7,602	0.83%
Time Deposits	859,272	27,083	4.21%	547,233	9,855	2.41%
FHLB Advances and Other Borrowings	190,290	7,180	5.04%	213,628	6,913	4.33%
TOTAL INTEREST-BEARING LIABILITIES	4,046,128	74,929	2.47%	3,831,030	44,819	1.56%
Demand Deposit Accounts	1,419,745			1,568,348
Other Liabilities	47,222			45,775
TOTAL LIABILITIES	5,513,095			5,445,153
Shareholders’ Equity	670,136			593,270
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$6,183,231			$6,038,423

COST OF FUNDS			1.77%			1.09%
NET INTEREST INCOME		$143,881			$149,690
NET INTEREST MARGIN			3.39%			3.63%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.

During the third quarter of 2024, net interest income, on a non tax-equivalent basis, totaled $48,594,000, an increase of $1,035,000, or 2%, compared to the third quarter of 2023 net interest income of $47,559,000. The improvement in net interest income during the third quarter of 2024 compared with the third quarter of 2023 was primarily attributable to a higher level of earning assets, most notably an increased loan portfolio, partially offset by a lower net interest margin. During the first nine months of 2024, net interest income, on a non tax-equivalent basis, totaled $139,559,000, a decrease of $5,267,000, or 4%, compared to the first nine months of 2023 net interest income of $144,826,000. The decline in net interest income for the first nine months of 2024 compared to the same period of 2023 was primarily attributable to a decline in the Company’s net interest margin.

The tax equivalent net interest margin for the quarter ended September 30, 2024 was 3.47% compared with 3.57% in the third quarter of 2023. The tax equivalent net interest margin for the nine months ended September 30, 2024 was 3.39% compared with 3.63% for the same period of 2023. The cost of funds continued to accelerate higher in both periods due to highly competitive deposit pricing in the marketplace, customers actively looking for yield opportunities within and outside the banking industry and a continued shift in the Company’s deposit composition to a higher level of time deposits. The decline in the net interest margin in both the three and nine months ended September 30, 2024 compared to the same periods of 2023 was largely driven by the increased cost of funds and a lower level of accretion of loan discounts on acquired loans.

The Company’s net interest margin and net interest income have been impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $237,000 during the third quarter of 2024 and $1,288,000 during the third quarter of 2023. Accretion of discounts on acquired loans totaled $889,000 and $2,533,000 for the first nine months of 2024 and 2023, respectively. Accretion of loan discounts on acquired loans contributed approximately 2 basis points to the net interest margin in the third quarter of 2024 and 9 basis points in the third quarter of 2023. Accretion of loan discounts on acquired loans contributed approximately 2 basis points to the net interest margin in the first nine months of 2024 compared to 6 basis points in the first nine months of 2023.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2024, the Company recorded a provision for credit losses of $625,000 compared with a provision for credit losses of $900,000 during the third quarter of 2023. During the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $2,150,000 compared with a provision for credit losses of $2,550,000 for the first half of 2023.

Net charge-offs totaled $447,000, or 4 basis points, on an annualized basis, of average loans outstanding during the third quarter of 2024 compared with $520,000, or 5 basis points, on an annualized basis, of average loans during the third quarter of 2023. Net charge-offs totaled $1,791,000, or 6 basis points, on an annualized basis, of average loans outstanding during the nine months ended September 30, 2024 compared with $2,072,000, or 7 basis points, on an annualized basis, of average loans outstanding during the same period of 2023.

The provision for credit losses made during the three and nine months ended September 30, 2024 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended September 30, 2024, non-interest income totaled $13,801,000, a decline of $1,003,000, or 7%, compared with the third quarter of 2023. The third quarter of 2024 was positively impacted by an increase in wealth management fees. In addition, the comparison to the third quarter of 2023 was further impacted by the sale of the GAI assets, with no insurance revenues recognized in the third quarter of 2024 and three months of insurance revenues recognized in the third quarter of 2023.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Wealth Management Fees	$3,580	$2,957	$623	21%
Service Charges on Deposit Accounts	3,330	2,982	348	12
Insurance Revenues	—	2,065	(2,065)	(100)
Company Owned Life Insurance	476	446	30	7
Interchange Fee Income	4,390	4,470	(80)	(2)
Gain on Sale of Assets of German American Insurance	—	—	—	n/m (1)
Other Operating Income	1,251	1,270	(19)	(1)
Subtotal	13,027	14,190	(1,163)	(8)
Net Gains on Sales of Loans	704	614	90	15
Net Gains (Losses) on Securities	70	—	70	n/m (1)
Total Non-interest Income	$13,801	$14,804	$(1,003)	(7)
(1) n/m = not meaningful

Wealth management fees increased $623,000, or 21%, during the third quarter of 2024 compared with the third quarter of 2023. The increase during the third quarter of 2024 compared with the third quarter of 2023 was driven by increased assets under management due to healthy capital markets and continued strong new business results.

Insurance revenues declined $2,065,000, during the quarter ended September 30, 2024, compared with the third quarter of 2023. The decline in insurance revenues was the result of the sale of the assets of GAI effective June 1, 2024, with no revenue recognized in the third quarter of 2024. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Net gains on sales of loans increased $90,000, or 15%, compared with the third quarter of 2023. The increase during the third quarter of 2024 compared with the third quarter of 2023 was largely related to a higher volume of sales. Loan sales totaled $40.3 million during the third quarter of 2024 compared with $33.8 million during the third quarter of 2023.

During the nine months ended September 30, 2024, non-interest income totaled $48,546,000, an increase of $3,879,000, or 9%, compared with the first nine months of 2023. The first nine months of 2024 non-interest income was positively impacted by the aforementioned net proceeds of the sale of the GAI assets totaling approximately $38,323,000 and negatively impacted by $34,893,000 related to the net loss recognized on the securities restructuring transaction.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Wealth Management Fees	$10,729	$8,513	$2,216	26%
Service Charges on Deposit Accounts	9,325	8,653	672	8
Insurance Revenues	4,384	7,330	(2,946)	(40)
Company Owned Life Insurance	1,442	1,276	166	13
Interchange Fee Income	12,881	13,081	(200)	(2)
Gain on Sale of Assets of German American Insurance	38,323	—	38,323	n/m (1)
Other Operating Income	3,826	3,943	(117)	(3)
Subtotal	80,910	42,796	38,114	89
Net Gains on Sales of Loans	2,424	1,831	593	32
Net Gains (Losses) on Securities	(34,788)	40	(34,828)	n/m (1)
Total Non-interest Income	$48,546	$44,667	$3,879	9
(1) n/m = not meaningful

Wealth management fees increased $2,216,000, or 26%, during the first nine months of 2024 compared with the same period of 2023. The increase during the first nine months of 2024 was largely attributable to increased assets under management due to healthy capital markets and strong new business results as compared with the first nine months of 2023.

Insurance revenues declined $2,946,000, or 40%, during the first nine months of 2024 compared with the same period of 2023. The decline during the first nine months of 2024 compared with the same period of 2023 was the result of the sale of the assets of GAI effective June 1, 2024, with only five months of revenue being recognized by the Company.

The first nine months of 2024 included $38,323,000 in net proceeds for the sale of the GAI assets. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Net gains on sales of loans increased $593,000, or 32%, during the first nine months of 2024 compared with the first nine months of 2023. The increase during the first nine months of 2024 compared with the same period of 2023 was largely related to a higher volume of sales and modestly higher pricing for loans sold. Loan sales totaled $97.3 million during the first nine months of 2024 compared with $82.0 million during the same period of 2023.

The net loss on securities during the nine months ended September 30, 2024 totaled $34,788,000 and was primarily related to the net loss recognized on the securities restructuring transaction previously discussed.

Non-interest Expense:

During the quarter ended September 30, 2024, non-interest expense totaled $36,126,000, an increase of $705,000, or 2%, compared with the third quarter of 2023. Non-interest expenses were impacted during the third quarter of 2024 by the pending merger transaction with Heartland BancCorp ("Heartland"), with merger-related transaction costs totaling approximately $747,000.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Salaries and Employee Benefits	$19,718	$20,347	$(629)	(3)%
Occupancy, Furniture and Equipment Expense	3,880	3,691	189	5
FDIC Premiums	755	700	55	8
Data Processing Fees	3,156	2,719	437	16
Professional Fees	1,912	1,229	683	56
Advertising and Promotion	941	1,278	(337)	(26)
Intangible Amortization	484	685	(201)	(29)
Other Operating Expenses	5,280	4,772	508	11
Total Non-interest Expense	$36,126	$35,421	$705	2

Salaries and benefits decreased $629,000, or 3%, during the quarter ended September 30, 2024 compared with the third quarter of 2023. The decline in salaries and benefits during the third quarter of 2024 compared with the same period of 2023 was primarily due to a lower level of full-time equivalent employees resulting from the sale of the assets of GAI during the second quarter of 2024.

Data processing fees increased $437,000, or 16%, during the third quarter of 2024 compared with the third quarter of 2023. The increase during the third quarter of 2024 compared with the third quarter of 2023 was largely driven by costs associated with enhancements to the Company’s digital banking systems.

Professional fees increased $683,000, or 56%, in the third quarter of 2024 compared with the third quarter of 2023. The increase during the third quarter of 2024 compared with the same period of 2023 was primarily attributable to the professional fees associated with the pending merger transaction with Heartland.

Advertising and promotion expense declined $337,000, or 26%, in the third quarter of 2024 compared with the third quarter of 2023, as the Company began employing a more targeted focus for sponsorship and contributions during 2024.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. The core deposit intangibles are generally amortized on an accelerated basis over a period of six to ten years. Intangible Amortization decreased $201,000, or 29%, during the quarter ended September 30, 2024 compared with the same period of the prior year with the decrease in the third quarter of 2024 primarily attributable to the accelerated method for which the intangible assets are amortized.

Other operating expense increased $508,000, or 11%, in the three months ended September 30, 2024 compared with the same period of 2023. The increase during the three months ended September 30, 2024 compared with the same period of the prior year was largely attributable to the timing of the payment of director compensation, increased loan collection costs and changes in the liability for unfunded loan commitments. In previous years, the equity component of director compensation was granted in December. Beginning in 2024, the equity component was granted in July, along with the customary payment of the cash component.

During the nine months ended September 30, 2024, non-interest expense totaled $110,538,000, an increase of $1,775,000, or 2%, compared to the first nine months of 2023. The increase in non-interest expenses during the first half of 2024 was primarily the result of professional fees related to the previously mentioned GAI asset sale and the pending merger transaction with Heartland, which totaled approximately $2,636,000.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2024	2023	Change	Change
Salaries and Employee Benefits	$61,853	$62,296	$(443)	(1)%
Occupancy, Furniture and Equipment Expense	11,171	10,954	217	2
FDIC Premiums	2,194	2,128	66	3
Data Processing Fees	8,986	8,277	709	9
Professional Fees	6,969	4,405	2,564	58
Advertising and Promotion	2,988	3,706	(718)	(19)
Intangible Amortization	1,594	2,204	(610)	(28)
Other Operating Expenses	14,783	14,793	(10)	—
Total Non-interest Expense	$110,538	$108,763	$1,775	2

Data processing fees increased $709,000, or 9%, during the first three quarters of 2024 compared with the first nine months of 2023, largely driven by costs associated with enhancements to the Company’s digital banking systems as well as costs related to continued data system enhancements.

Professional fees increased $2,564,000, or 58%, during the nine months ended September 30, 2024 compared with the same period of 2023. The increase during the first nine months of 2024 compared with the first nine months of 2023 was largely attributable to the professional fees associated with the sale of assets of GAI and the pending merger transaction with Heartland totaling $2,636,000.

Advertising and promotion expense declined $718,000, or 19%, in the first nine months of 2024 compared with the same period of 2023 as the Company began employing a more targeted focus for sponsorships and contributions during 2024.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. Intangible Amortization decreased $610,000, or 28%, during the nine months ended September 30, 2024 compared with the same period of the prior year which was largely related to the accelerated method for which the intangible assets are amortized.

Income Taxes:

The Company’s effective income tax rate was 17.9% and 17.6%, respectively, during the three months ended September 30, 2024 and 2023. The Company’s effective income tax rate was 19.6% and 17.7%, respectively, during the nine months ended September 30, 2024 and 2023. The increase in effective tax rate for the nine months ended September 30, 2024 as compared to the same period of the prior year was primarily attributable to the previously mentioned sale of GAI assets and the securities restructuring transaction. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $6.261 billion at September 30, 2024, representing an increase of $108.7 million compared with December 31, 2023. The increase in total assets at September 30, 2024 compared with December 31, 2023 was largely related to an increase in total loans and federal funds sold and other short-term investments, partially offset by a decline in the securities portfolio.

Securities available-for-sale declined $48.8 million as of September 30, 2024 compared with December 31, 2023. The decline at September 30, 2024 in the available-for-sale securities portfolio compared with year end 2023 was largely the result of the Company’s utilization of cash flows from the securities portfolio to fund loan growth.

During June 2024, the Company commenced a securities portfolio restructuring transaction whereby available-for-sale securities totaling approximately $375 million in book value were identified to be sold. As of June 30, 2024, $175 million of securities had been sold with the remaining $200 million sold during early July 2024. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. Approximately $80 million of the proceeds of the securities sold were reinvested into the securities portfolio as of June 30, 2024 with the remainder reinvested during the third quarter of 2024.

September 30, 2024 total loans increased $91.5 million, or 3% on an annualized basis, compared with December 31, 2023. The increase during the first nine months of 2024 compared with December 31, 2023 was broad-based across most segments of the portfolio. Commercial and industrial loans increased $8.6 million, or 2% on an annualized basis, commercial real estate loans increased $58.1 million, or 4% on an annualized basis, and retail loans grew by $31.1 million, or 5% on an annualized basis. Partially offsetting these increases was a decline in agricultural loans of $6.3 million, or 2% on an annualized basis, as line of credit utilization declined in this segment.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years, including 2024. The portfolio is most heavily concentrated in commercial real estate loans at 54% of the portfolio, followed by commercial and industrial loans at 16% of the portfolio, and agricultural loans at 10% of the portfolio.

End of Period Loan Balances: (dollars in thousands)	September 30, 2024	December 31, 2023	Current Period Change
Commercial and Industrial Loans and Leases	$670,104	$661,529	$8,575
Commercial Real Estate Loans	2,179,981	2,121,835	58,146
Agricultural Loans	417,473	423,803	(6,330)
Home Equity and Consumer Loans	439,382	407,889	31,493
Residential Mortgage Loans	362,415	362,844	(429)
Total Loans	$4,069,355	$3,977,900	$91,455

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	September 30, 2024		December 31, 2023
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	22%	12%	21%	11%
Retail Space	15%	8%	14%	7%
1-4 Family Investment Properties	11%	6%	12%	7%
Industrial, Manufacturing, Warehousing Properties	10%	5%	10%	5%
Office Real Estate	8%	4%	8%	4%
Healthcare Facilities	7%	4%	7%	4%
Land Development and Construction	7%	4%	6%	3%
Lodging	6%	3%	6%	3%

The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied at September 30, 2024 (which is 41% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which is 12% of the Company’s total loan portfolio). At December 31, 2023, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which was 41% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which was 12% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2024	December 31, 2023
Commercial and Industrial Loans and Leases	$7,370	$8,267
Commercial Real Estate Loans	26,656	25,923
Agricultural Loans	3,901	3,837
Home Equity and Consumer Loans	3,336	2,976
Residential Mortgage Loans	2,861	2,762
Unallocated	—	—
Total Allowance for Credit Losses	$44,124	$43,765

The Company’s allowance for credit losses totaled $44.1 million at September 30, 2024 compared to $43.8 million at December 31, 2023. The allowance for credit losses represented 1.09% of period-end loans at September 30, 2024 compared with 1.10% at December 31, 2023. Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of September 30, 2024, the Company held net discounts on acquired loans of $3.1 million.

The following is an analysis of the Company’s non-performing assets at September 30, 2024 and December 31, 2023:

Non-performing Assets: (dollars in thousands)	September 30, 2024	December 31, 2023
Non-accrual Loans	$9,701	$9,136
Past Due Loans (90 days or more)	—	55
Total Non-performing Loans	9,701	9,191
Other Real Estate	—	—
Total Non-performing Assets	$9,701	$9,191

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.24%	0.23%
Non-performing Assets to Period End Assets	0.15%	0.15%
Allowance for Credit Loss to Non-performing Loans	454.84%	476.17%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Commercial and Industrial Loans and Leases	$3,214	$3,707	$—	$—
Commercial Real Estate Loans	2,173	1,889	—	55
Agricultural Loans	1,132	879	—	—
Home Equity Loans	794	1,033	—	—
Consumer Loans	370	253	—	—
Residential Mortgage Loans	2,018	1,375	—	—
Total	$9,701	$9,136	$—	$55

Non-performing assets totaled $9.7 million at September 30, 2024 compared to $9.2 million at December 31, 2023. Non-performing assets represented 0.15% of total assets at September 30, 2024 consistent with 0.15% at year-end 2023. Non-performing loans totaled $9.7 million at September 30, 2024 compared to $9.2 million at December 31, 2023. Non-performing loans represented 0.24% of total loans at September 30, 2024 compared to 0.23% at December 31, 2023.

September 30, 2024 total deposits increased $18.3 million, or approximately 1% on an annualized basis, compared to December 31, 2023. The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to a higher interest rate environment. Non-interest bearing deposits have remained relatively stable as a percent of total deposits with September 30, 2024 non-interest deposits totaling 27% of total deposits while non-interest deposits totaled 28% of total deposits at December 31, 2023. The deposit base remains diverse with stable and manageable exposure to uninsured and uncollaterized deposits of approximately 22% of total deposits.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2024	December 31, 2023	Current Period Change
Non-interest-bearing Demand Deposits	$1,406,405	$1,493,160	$(86,755)
Interest-bearing Demand, Savings, & Money Market Accounts	2,955,306	2,992,761	(37,455)
Time Deposits < $100,000	349,824	289,077	60,747
Time Deposits of $100,000 or more	559,744	477,965	81,779
Total Deposits	$5,271,279	$5,252,963	$18,316

Capital Resources:

As of September 30, 2024, shareholders’ equity increased by $81.0 million to $744.6 million compared with $663.6 million at year-end 2023. The increase in shareholders’ equity was primarily attributable to increased retained earnings of $36.7 million due to net income of $60.6 million. Partially offsetting the increase in retained earnings was the payment of $23.9 million in shareholder dividends.

Shareholders’ equity represented 12% of total assets at September 30, 2024 and 11.0% of total assets at December 31, 2023. Shareholders’ equity included $183.5 million of goodwill and other intangible assets at September 30, 2024 compared to $186.7 million of goodwill and other intangible assets at December 31, 2023.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At September 30, 2024, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	9/30/2024 Ratio	12/31/2023 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	17.22%	16.50%	8.00%	N/A
Bank	15.28%	14.76%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	15.76%	14.97%	6.00%	N/A
Bank	14.46%	14.04%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	15.04%	14.26%	4.50%	N/A
Bank	14.46%	14.04%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	12.30%	11.75%	4.00%	N/A
Bank	11.29%	11.03%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $80.2 million during the nine months ended September 30, 2024 ending at $195.6 million.  During the nine months ended September 30, 2024, operating activities resulted in net cash inflows of $67.1 million. Investing activities resulted in net cash inflows of $8.8 million during the nine months ended September 30, 2024. Financing activities resulted in net cash inflows for the nine months ended September 30, 2024 of $4.4 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to 15% of total assets or approximately $936 million at the FHLB, but availability at September 30, 2024 was limited to approximately $457 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $291 million at the Federal Reserve Bank as of September 30, 2024, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2024, the parent company had approximately $84.4 million of cash and cash equivalents available to meet its cash flow needs.

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

Interest Rate Sensitivity as of September 30, 2024 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$211,385	(0.16)%
+1%	211,849	0.06%
Base	211,720	—
-1%	209,098	(1.24)%
-2%	205,283	(3.04)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2024 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2024 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$645,587	(12.58)%	11.61%	(90) b.p.
+1%	694,570	(5.94)%	12.12%	(39) b.p.
Base	738,468	—	12.51%	—
-1%	772,418	4.60%	12.71%	20 b.p.
-2%	790,081	6.99%	12.63%	12 b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2024	—	—	—	1,000,000
August 2024	—	—	—	1,000,000
September 2024	—	—	—	1,000,000
Total	—	—	—
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

None.

(c) Insider trading arrangements.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Description of Director Compensation Arrangements, effective as of July 1, 2024, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 9, 2024 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: November 8, 2024	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2024	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)