Form 10-K
period 2024-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2025-03-03
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2024 was approximately $1,010,766,098. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 20, 2025, there were outstanding 37,419,332 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held April 28, 2025, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2024

GLOSSARY OF TERMS AND ACRONYMS
As used in this Report, references to “German American,” “Company,” “we,” “our,” “us,” and similar terms refer to German American Bancorp, Inc. and its consolidated subsidiaries as a whole. Occasionally, we will refer to the terms “German American Bancorp,” “Bancorp,” “parent company,” or “holding company” when we mean to refer to only German American Bancorp, Inc. and the term “Bank” when we mean to refer only to German American Bank, the Company’s bank subsidiary.
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
BSA:     Bank Secrecy Act (Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970)
CARES Act: Coronavirus Aid, Relief and Economic Security Act

CBLR:     Community bank leverage ratio, which is the subject of rules adopted by federal banking regulators on October 29, 2019 (the “CBLR framework”)
CECL:     Current expected credit losses, which are the subject of an accounting standard under GAAP
CET1:     Common Equity Tier 1 Capital
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

FHLB:     Federal Home Loan Bank
FRB:     Board of Governors of the Federal Reserve System
GAAP:    Generally Accepted Accounting Principles in the United States of America
GAI:     German American Insurance, Inc., a wholly-owned subsidiary of the Bank
GLB Act:     Gramm-Leach-Bliley Financial Modernization Act of 1999
Heartland:    Heartland BancCorp, which was acquired by the Company on February 1, 2025
LIBOR:     London Interbank Offered Rate
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

PART I

Item 1. Business.

General

German American Bancorp, Inc. is a Nasdaq-listed (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 94 banking offices located throughout Indiana (central/southern), Kentucky (northern/central/western), and Ohio (central/southwest). In Columbus, Ohio and Greater Cincinnati, the Company does business as Heartland Bank, a Division of German American Bank. The Company also owns an investment brokerage subsidiary, German American Investment Services, Inc.

Throughout this Report, when we use the term “Company” and “German American”, we will usually be referring to the business and affairs (financial and otherwise) of German American Bancorp, Inc. and its consolidated subsidiaries as a whole. Occasionally, we will refer to the term “German American Bancorp”, “Bancorp”, “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc. and the term “Bank” when we mean to refer only to the Company’s bank subsidiary.

The Company’s lines of business include retail and commercial banking, and wealth management services. Our retail and commercial banking business involves attracting deposits from the general public and using those funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets. These core banking activities also include the sale of residential mortgage loans in the secondary market. Our wealth management services involve providing trust, investment advisory, brokerage and retirement planning services to customers. Effective June 1, 2024, the Bank’s wholly-owned subsidiary, German American Insurance, Inc. (“GAI”), sold substantially all of its assets. Prior to the sale, GAI was a full-service agency offering personal and commercial insurance products, primarily in the local markets of the Bank. See “Business Developments” below for additional information. Financial and other information by segment is included in Note 17 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bank	Commercial Bank	Jasper, IN
German American Investment Services, Inc.	Retail Brokerage	Jasper, IN

Business Developments

Effective June 1, 2024, GAI, a wholly-owned subsidiary of the Bank, sold substantially all of its assets to The Hilb Group of Indiana, LLC, a Delaware limited liability company (“Hilb”), for a purchase price of $40.0 million in cash. As part of the transaction, the Bank, as the parent of GAI, may receive payments for the referral of customers to Hilb, and the Company will refrain from conducting certain insurance activities, in each case, for a period of five (5) years following closing. Prior to the sale, GAI was a full-service agency offering personal and commercial insurance products.

During June and July 2024, the Company undertook a partial restructuring of its securities portfolio by selling available-for-sale securities totaling approximately $375.3 million in book value, at an after-tax loss of approximately $27.2 million. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

On February 1, 2025, German American Bancorp completed its previously announced acquisition of Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Bancorp. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Bancorp’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati. As of December 31, 2024, Heartland had total assets of approximately $1.97 billion (unaudited), total loans of approximately $1.56 billion (unaudited), and total deposits of approximately $1.75 billion (unaudited). German American Bancorp issued approximately 7.74 million shares of its common stock, and paid approximately $23.1 million in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger. For further information regarding this merger and acquisition transaction, see Note 21 (Subsequent Events) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 21 is incorporated into this Item 1 by reference.

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, insurance or trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

Office Locations

The map below illustrates the locations of the Company’s 94 retail and commercial banking, and investment offices.

Competition

The industries in which the Company operates are highly competitive. The Bank competes for commercial and retail banking business within its core banking segment not only with financial institutions that have offices in the same counties but also with financial institutions that compete from other locations in Southern Indiana, Kentucky and elsewhere. Further, the Bank competes for loans and deposits not only with commercial banks but also with savings and loan associations, savings banks, credit unions, production credit associations, federal land banks, finance companies, credit card companies, personal loan companies, investment brokerage firms, private equity and debt funds, insurance agencies, insurance companies, lease finance companies, money market funds, mortgage companies, and other non-depository financial intermediaries. There are numerous alternative providers (including national providers that advertise extensively and provide their services via e-mail, direct mail, telephone and the Internet) for trust and financial planning services offered by the Bank and the brokerage products and financial planning services offered by German American Investment Services, Inc. In addition, financial technology, or “FinTech,” companies continue their rapid growth into key areas of banking. Many of these competitors have substantially greater resources than the Company.

Human Capital

At February 20, 2025, the Company and its subsidiaries employed approximately 1,020 full-time equivalent employees. There are no collective bargaining agreements, and we consider employee relations to be good.

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
For many years, we have annually collected feedback on employee engagement. Most recently, we have partnered with Quantum Workplace to measure employee engagement. The feedback focuses on several key metrics, including employee engagement, team dynamics, customer service, manager effectiveness, trust in leadership, future outlook, inclusion, individual needs, career growth and development and communication. During 2024, we had 70% employee participation in the survey. Once the feedback is analyzed, our Human Capital team shares the survey results with the managers and employees throughout the Company and works collaboratively to develop and implement action plans to address areas that were identified for improvement based on the feedback received. This ability to target areas for improvement has resulted in an overall engagement score of greater than 71% in 2024, which is a score demonstrating a healthy organization in employee care and compares favorably to the banking industry.
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
With certain exceptions, the BHC Act prohibits a bank holding company from engaging in (or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in) nonbanking activities. One of the principal exceptions to this prohibition is for activities deemed by the FRB to be “closely related to banking.” Under current regulations, bank holding companies and their subsidiaries are permitted to engage in such banking-related business ventures as consumer finance; equipment leasing; credit life insurance; computer service bureau and software operations; mortgage banking; and securities brokerage.
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
As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the Company adopted the “current expected credit losses” (“CECL”) accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as a result of the Coronavirus Aid, Relief and Economic Security Act, banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As of January 1, 2025, the adverse cumulative effects of adopting CECL have been fully phased into our regulatory capital.
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
Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank was well-capitalized throughout 2024, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank had no brokered deposits at December 31, 2024. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.
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
To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2024, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2024, see Note 9 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 9 is incorporated herein by reference.
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
Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2024, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company approximately $150 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 9 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.
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
On January 17, 2025, a new rule of the CFPB became effective that will require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make the data available to third parties, with the consumer’s express authorization, and through an interface that satisfies formatting, performance and security standards, for the purpose of the third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks that hold at least $850 million but less than $50 billion in total assets (which includes the Bank), compliance will be required by April 1, 2028. However, on the same day the final rule was released in October 2024, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge may delay or halt implementation of the final rule.
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
In October 2023, the federal banking regulators issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable to banks with less than $10 billion in assets, such as the Bank. While most provisions of the final rule would have become effective on January 1, 2026, and the data reporting requirements would have become effective on January 1, 2027, the District Court for the Northern District of Texas enjoined the federal banking regulators from enforcing the CRA final rule in its entirety, extending all implementation dates, day-for-day for each day that the injunction (which was issued on March 29, 2024) remains in place. In the meantime, the existing CRA regulations will remain in effect for the Company.
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

Impact of Presidential and Congressional Elections on Recent Rulemaking

Control of the White House and the U.S. Congress shifted to the Republican Party in January 2025 following the November 2024 Presidential and Congressional elections. As a result, there has been much discussion about significant reductions in financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. In addition, changes in the leadership of the FDIC and CFPB have also been announced by the new Administration. However, the impact of such changes on the regulatory, enforcement and supervisory priorities are uncertain at this time.

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
•risks of expansion through acquisitions and mergers, including the possibility that the anticipated cost savings and strategic gains, are not realized when expected or at all as a result of unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base or employee base of the acquired institution or branches, and difficulties in integration of the acquired operations;
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

We conduct business from offices that are located throughout Indiana (central/southern), Kentucky (northern/central/western), and Ohio (central/southwest), from which substantially all of our customer base is drawn. Because of the geographic concentration of our operations and customer base, our results depend largely upon economic conditions in these areas. A favorable business environment is generally characterized by, among other factors, economic growth, low inflation, low unemployment, high business and investor confidence, strong business earnings, and efficient capital markets. Unfavorable or uncertain economic and market conditions can be caused by a decline in economic growth in the markets where we operate and in the United States as a whole; declines in business activity or investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; commodity price volatility; natural disasters; or a combination of these or other factors.

While recent higher inflation levels have moderated, current economic conditions continue to be impacted by inflation rates that persistently remain above the Federal Reserve’s target rate and by elevated interest rates. A prolonged period of higher inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could have direct or indirect material adverse impacts on us, on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such pressures could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other banks experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers (i) spread deposits among several different banks so as to maximize their amount of FDIC insurance, (ii) move deposits to larger banks (who may be considered “too big to fail”), or (iii) remove deposits from the banking system entirely. As of December 31, 2024, approximately 22% of our deposits were uninsured and uncollateralized. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Competition for qualified employees and personnel in the financial services industry (including banking personnel and trust and investments personnel) is intense and there are a limited number of qualified persons with knowledge of and experience in our local markets. Our success depends to a significant degree upon our ability to attract and retain qualified loan origination executives and sales executives for our trust and investment products and services. We also depend upon the continued contributions of our management personnel, and in particular upon the abilities of our senior executive management, and the loss of the services of one or more of them could harm our business.

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

Federal and state legislatures and regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives related to climate change, including initiatives that could increase supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. At the same time, some policymakers have adopted, or are considering adopting, requirements that constrain climate change initiatives. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, and reputational risks and costs, and may subject us to different and potentially conflicting requirements.

To the extent our customers experience unpredictable and more frequent weather disasters attributable to climate change, the value of real property securing the loans in our portfolios may be negatively impacted. Additionally, if insurance obtained by our borrowers is insufficient to cover any disaster-related losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted, which could impact our financial condition and results of operations. Further, the effects of weather disasters attributed to climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. As a result, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Expectations from customers, regulators, investors, and other stakeholders with respect to the Company’s environmental, social and governance practices could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

Expectations from customers, regulators, investors, and other stakeholders related to the ESG practices and disclosures of companies continue to evolve. Failure to adapt to or comply with such varying expectations could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

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

In addition, following the negative developments in the banking industry over the course of 2023, regulators and investors may continue to focus on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, commercial real estate loan composition and concentrations, and capital as well as general oversight and control of the foregoing. As a result, we could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our FDIC insurance premiums may increase, and special assessments could be made, which may have a materially adverse effect on our results of operations and financial condition.

Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in our Bank’s financial condition or capital strength, and future conditions in the banking industry. Any such increases in our premiums and assessment fees may have a materially adverse effect on our results of operations and financial condition.

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

Our CDIO leads the Company’s digital optimization and information technology initiatives. He is also responsible for driving the strategy, execution and integration of all banking and nonbanking technology, information and digital initiatives in alignment with the Company’s corporate business strategy. Our CDIO assumed his current role in January 2022. Prior to that, he served as the Company’s Senior Vice President of Technology and Operations, where he lead the Company’s core processing and operations functions, and the development of technology-driven products and services. Our CDIO has over 20 years of technology and operations experience in the banking industry.

Our ISO oversees a team of employees dedicated to the prevention, detection, mitigation, and remediation of cybersecurity incidents. He joined the Company in September 2022 with more than 20 years of technology and information security experience in banking and as a consultant, and he holds a Certified Information Security Manager certification. The team of employees includes information security professionals with a range of varying cybersecurity education and experience, many of whom have substantial experience assessing and managing cybersecurity initiatives and hold various cybersecurity certifications.

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

Item 2. Properties.

The Company’s executive offices are located in the main office building of the Bank at 711 Main Street, Jasper, Indiana 47546. The main office building, which is owned by the Bank and also serves as the main office of the Company’s other subsidiaries, contains approximately 23,600 square feet of office space. The Bank and the Company’s other subsidiaries also conduct their operations from 48 other locations in Southern Indiana, 30 in Kentucky and 17 in Ohio. Of the 96 total locations, 75 are owned by the Company and 21 are leased from third parties.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

German American Bancorp, Inc.’s stock is traded on the Nasdaq Global Select Market under the symbol GABC.

The Common Stock was held of record by approximately 3,134 shareholders at February 20, 2025.

Transfer Agent:	Computershare Priority Processing 150 Royall St., Suite 101 Canton, MA 02021 (800) 884-4225	Shareholder Information:	German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph

The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2024, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2024 comparison were: 1st Source Corp., First Financial Corp., First Merchants Corp., Lakeland Financial Corp., Old National Bancorp, Horizon Bancorp, First Internet Bancorp, First Savings Financial Corp., First Capital, Inc., Merchants Bancorp, and Richmond Mutual Bancorporation, Inc. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2024
175.00
150.00
125.00
100.00
75.00
50.00
2019
2020
2021
2022
2023
2024
German American Bancorp, Inc.
Russell 2000 Index
Russell Microcap
Peer Group

Stock Repurchase Program Information
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2024.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2024	—	$—	—	1,000,000
November 2024	—	—	—	1,000,000
December 2024	—	—	—	1,000,000
Totals	—	$—	—
(1) The Company’s Board of Directors has previously approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares under this repurchase plan.

Equity Compensation Plan Information

See Item 12 of Part III of this Report for information regarding securities authorized for issuance under equity compensation plans.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

German American Bancorp, Inc. is a Nasdaq-listed (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 94 banking offices located throughout Indiana (central/southern), Kentucky (northern/central/western), and Ohio (central/ southwest). In Columbus, Ohio and Greater Cincinnati, the Company does business as Heartland Bank, a Division of German American Bank. The Company also owns an investment brokerage subsidiary German American Investment Services, Inc.

Throughout this Management’s Discussion and Analysis, as elsewhere in this Report, when we use the term “Company” and “German American”, we will usually be referring to the business and affairs (financial and otherwise) of the Company and its subsidiaries and affiliates as a whole. Occasionally, we will refer to the term “German American”, “Bancorp”, “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc., and the term “Bank” when we mean to refer to only the Company’s bank subsidiary.

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2022 through 2024 and its financial condition as of December 31, 2023 and 2024. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 17 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW
Business Developments
On February 1, 2025, German American Bancorp completed its previously announced acquisition of Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Bancorp. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Bancorp’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati. As of December 31, 2024, Heartland had total assets of approximately $1.97 billion (unaudited), total loans of approximately $1.56 billion (unaudited), and total deposits of approximately $1.75 billion (unaudited). German American Bancorp issued approximately 7.74 million shares of its common stock, and paid approximately $23.1 million in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger. For further information regarding this merger and acquisition transaction, see Note 21 (Subsequent Events) in the Notes to the

Consolidated Financial Statements included in Item 8 of this Report, which Note 21 is incorporated into this Item 1 by reference.

During June and July 2024, the Company undertook a partial restructuring of its securities portfolio by selling available-for-sale securities totaling approximately $375.3 million in book value, at an after-tax loss of approximately $27.2 million. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

Effective June 1, 2024, German American Insurance, Inc. (“GAI”), a wholly-owned subsidiary of the Bank, sold substantially all of its assets to The Hilb Group of Indiana, LLC, a Delaware limited liability company (“Hilb”), for a purchase price of $40.0 million in cash. As part of the transaction, the Bank, as the parent of GAI, may receive payments for the referral of customers to Hilb, and the Company will refrain from conducting certain insurance activities, in each case, for a period of five (5) years following closing. Prior to the sale, GAI was a full-service agency offering personal and commercial insurance products.

On January 1, 2022, German American Bancorp completed the acquisition of Citizens Union Bancorp of Shelbyville, Inc. (“CUB”) through the merger of CUB with and into the Bancorp. Immediately following completion of the CUB holding company merger, CUB’s subsidiary bank, Citizen Union Bank of Shelbyville, Inc., was merged with and into the Bancorp’s subsidiary bank, German American Bank. CUB, headquartered in Shelbyville, Kentucky, operated 15 retail banking offices located in Shelby, Jefferson, Spencer, Bullitt, Oldham, Owen, Gallatin and Hardin counties in Kentucky through Citizens Union Bank of Shelbyville, Inc. As of the closing of the transaction, CUB had total assets of approximately $1.109 billion, total loans of approximately $683.8 million, and total deposits of approximately $930.5 million. German American Bancorp issued approximately 2.9 million shares of its common stock, and paid approximately $50.8 million in cash, in exchange for all of the issued and outstanding shares of common stock of CUB.

For further information regarding this merger and acquisition transaction, see Note 19 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Financial Overview
Net income for the year ended December 31, 2024 totaled $83,811,000, or $2.83 per share, a decline of $2,077,000, or approximately 3% on a per share basis, from the year ended December 31, 2023 net income of $85,888,000, or $2.91 per share. Net income for the year ended December 31, 2024 included merger-related transaction costs associated with the Company’s merger with Heartland that totaled approximately $1,370,000, $1,082,000 after-tax, or $0.04 per share.

Net income for the year end December 31, 2024 was impacted by the sale of substantially all of the assets of GAI during the second quarter of 2024. The all-cash sale price totaled $40.0 million and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share. GAI net income, excluding the after-tax gain, contributed approximately $767,000, or $0.03 per share, during 2024 compared with net income of $1,639,000, or $0.06 per share, during the full year of 2023.

Net income for the year ended December 31, 2024 was also impacted by the securities portfolio restructuring transaction whereby available-for-sale securities totaling approximately $375.3 million in book value were sold. The approximate loss on these securities totaled $34,893,000, $27,189,000 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

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

Based on sensitivity analysis of all portfolios, a 0.050% change (slight improvement or decline on the Company’s scale) in all ten qualitative risk factors would have a $1,900,000 impact on the reserve allocation. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s judgements or assumptions of qualitative loss factors that were utilized at December 31, 2024 in estimation of the allowance for credit losses on loans recognized on the Consolidated Balance Sheets.

SECURITIES VALUATION

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2024. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of December 31, 2024, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $413,000 and gross unrealized losses totaled approximately $279,166,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill resulting from business combinations represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. No impairment to Goodwill was indicated based on year-end testing. Goodwill decreased $1,332,000 in 2024. This decrease was attributable to sale of substantially all of the assets of German American Insurance, Inc. For more information regarding goodwill and intangible assets, see Note 19 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 6 to 10 years.

RESULTS OF OPERATIONS

NET INCOME
Net income for the year ended December 31, 2024 totaled $83,811,000, or $2.83 per share, a decline of $2,077,000, or approximately 3% on a per share basis, from the year ended December 31, 2023 net income of $85,888,000, or $2.91 per share. Net income for the year ended December 31, 2024 included merger-related transaction costs associated with the Company’s merger with Heartland that totaled approximately $1,370,000, $1,082,000 after-tax, or $0.04 per share.

Net income for the year end December 31, 2024 was impacted by the sale of substantially all of the assets of GAI during the second quarter of 2024. The all-cash sale price totaled $40.0 million and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share. GAI net income, excluding the after-tax gain, contributed approximately $767,000, or $0.03 per share, during 2024 compared with net income of $1,639,000, or $0.06 per share, during the full year of 2023.

Net income for the year ended December 31, 2024 was also impacted by the securities portfolio restructuring transaction whereby available-for-sale securities totaling approximately $375.3 million in book value were sold. The approximate loss on these securities totaled $34,893,000, $27,189,000 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

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

During the year ended December 31, 2024, net interest income, on a non tax-equivalent basis, totaled $190,591,000, which was relatively stable compared to the year ended December 31, 2023 net interest income of $190,433,000.

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

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin for the year ended December 31, 2024 was 3.43%, compared to 3.58% in 2023 and 3.45% in 2022. The decline in the net interest margin in 2024 compared with 2023 was largely driven by an increased cost of funds and a lower level of accretion of loan discounts on acquired loans. The cost of funds increased 56 basis points year over year.

The improvement in the Company’s net interest margin during 2023 compared to 2022 of 13 basis points was primarily the result of a shift in the earning assets from the securities portfolio to higher yielding loans, which was somewhat reduced by the increasing cost of deposits as a result of the higher market interest rates.

The Company’s net interest margin for all periods presented was impacted by the accretion of discounts on acquired loans. Accretion of discounts on acquired loans contributed approximately 3 basis point to the net interest margin in 2024, 5 basis points in 2023 and 7 basis points during 2022. Accretion of discounts on acquired loans totaled $1,507,000 during 2024, $2,814,000 during 2023, and $4,341,000 during 2022.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for all periods presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$151,907	$7,697	5.07%	$39,452	$1,677	4.25%	$458,230	$5,765	1.26%

Securities:
Taxable	947,884	26,586	2.80%	890,841	20,614	2.31%	1,015,958	20,453	2.01%
Non-taxable	586,549	20,910	3.56%	738,769	27,656	3.74%	844,772	29,810	3.53%
Total Loans and Leases ⁽²⁾	4,035,670	241,344	5.98%	3,835,157	213,195	5.56%	3,680,708	169,593	4.61%

TOTAL INTEREST EARNING ASSETS	5,722,010	296,537	5.19%	5,504,219	263,142	4.78%	5,999,668	225,621	3.76%

Other Assets	556,022			578,399			559,949
Less: Allowance for Credit Losses	(44,279)			(44,744)			(45,587)

TOTAL ASSETS	$6,233,753			$6,037,874			$6,514,030

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,720,823	$30,957	1.80%	$1,826,232	$28,378	1.55%	$2,013,969	$8,583	0.43%
Savings Deposits and Money Market Accounts	1,291,250	23,346	1.81%	1,229,019	12,106	0.99%	1,473,772	2,879	0.20%
Time Deposits	872,429	36,319	4.16%	588,142	16,432	2.79%	474,409	2,052	0.43%
FHLB Advances and Other Borrowings	196,480	9,830	5.00%	210,837	9,307	4.41%	159,029	4,828	3.04%

TOTAL INTEREST-BEARING LIABILITIES	4,080,982	100,452	2.46%	3,854,230	66,223	1.72%	4,121,179	18,342	0.45%

Demand Deposit Accounts	1,420,412			1,553,082			1,738,349
Other Liabilities	46,497			46,456			44,436
TOTAL LIABILITIES	5,547,891			5,453,768			5,903,964

Shareholders’ Equity	685,862			584,106			610,066

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,233,753			$6,037,874			$6,514,030

COST OF FUNDS			1.76%			1.20%			0.31%

NET INTEREST INCOME		$196,085			$196,919			$207,279

NET INTEREST MARGIN			3.43%			3.58%			3.45%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $3,325, $4,316, and $6,972 for 2024, 2023 and 2022, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2024 compared to 2023 Increase / (Decrease) Due to ⁽¹⁾			2023 compared to 2022 Increase / (Decrease) Due to ⁽¹⁾
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$5,641	$379	$6,020	$(8,748)	$4,660	$(4,088)
Taxable Securities	1,384	4,588	5,972	(2,689)	2,849	160
Non-taxable Securities	(5,478)	(1,268)	(6,746)	(3,894)	1,741	(2,153)
Loans and Leases	11,491	16,658	28,149	7,365	36,237	43,602
Total Interest Income	13,038	20,357	33,395	(7,966)	45,487	37,521

Interest Expense:
Savings and Interest-bearing Demand	(580)	14,399	13,819	(1,590)	30,612	29,022
Time Deposits	9,875	10,012	19,887	605	13,775	14,380
FHLB Advances and Other Borrowings	(662)	1,185	523	1,871	2,608	4,479
Total Interest Expense	8,633	25,596	34,229	886	46,995	47,881

Net Interest Income	$4,405	$(5,239)	$(834)	$(8,852)	$(1,508)	$(10,360)

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

PROVISION FOR CREDIT LOSSES

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During 2024, the Company recorded a provision for credit losses of $2,775,000 compared with $2,550,000 during 2023 and $6,350,000 during 2022.

During 2024, the provision for credit losses represented approximately 7 basis points of average loans. The Company realized net charge-offs of $2,104,000 or 5 basis points of average loans during 2024.

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

The provision for credit losses made during 2024 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors. Refer also to the sections entitled “CRITICAL ACCOUNTING POLICIES AND

ESTIMATES” and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for credit losses.

NON-INTEREST INCOME

During the year ended December 31, 2024, non-interest income increased $2,399,000, or 4%, compared with the year ended December 31, 2023. The year ended December 31, 2024 non-interest income was positively impacted by the net proceeds of the sale of the GAI assets that totaled approximately $38,323,000 and was negatively impacted by $34,893,000 related to the net loss recognized on the securities restructuring transaction. During the year ended December 31, 2023, non-interest income increased $1,128,000 or 2% from the year ended December 31, 2022.

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2024	2023	2022	2023	2022
Wealth Management Fees	$14,416	$11,711	$10,076	23%	16%
Service Charges on Deposit Accounts	12,669	11,538	11,457	10	1
Insurance Revenues	4,384	9,596	10,020	(54)	(4)
Company Owned Life Insurance	2,058	1,731	2,264	19	(24)
Interchange Fee Income	17,125	17,452	15,820	(2)	10
Sale of Assets of German American Insurance	38,323	—	—	n/m (1)	n/m (1)
Other Operating Income	5,419	5,830	5,116	(7)	14
Subtotal	94,394	57,858	54,753	63	6
Net Gains on Sales of Loans	3,054	2,363	3,818	29	(38)
Net Gains on Securities	(34,788)	40	562	(87,070)	(93)
TOTAL NON-INTEREST INCOME	$62,660	$60,261	$59,133	4	2
 (1) n/m = not meaningful

Wealth management fees increased $2,705,000, or 23%, during 2024 compared with 2023 and increased $1,635,000, or 16%, during 2023 compared with 2022. The increase in both periods was largely attributable to continued increases in assets under management due to healthy capital markets and strong new business results, as compared to the year ended December 31, 2023. Wealth management fees increased $1,635,000, or 16%, during 2023 compared with 2022.

Insurance revenues declined $5,212,000, or 54%, during 2024 compared with 2023, as a result of the sale of the assets of GAI effective June 1, 2024, with only five months of revenue being recognized by the Company during 2024. The year ended December 31, 2024 included $38,323,000 in net proceeds for the sale of the GAI assets. Insurance revenues declined $424,000, or 4%, during 2023 compared with 2022, which was primarily attributable to decreased contingency revenue. Contingency revenue during 2023 totaled $955,000 compared with $1,641,000 during 2022. Contingency revenue is reflective of claims and loss experience with insurance carriers that the Company represents through its property and casualty insurance agency.

Net gains on sales of loans increased $691,000, or 29%, during the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase during 2024 compared with 2023 was related to both a higher volume of loans sold and improved pricing levels. Net gains on sales of loans declined $1,455,000, or 38%, during the year ended December 31, 2023 compared with 2022. The decline during 2023 compared with 2022 was related to both a lower volume of loans sold and lower pricing levels. Loan sales totaled $130.7 million during 2024, $109.0 million during 2023, and $168.1 million during 2022.

The net loss on securities during the year ended December 31, 2024 totaled $34,788,000 and was primarily related to the net loss recognized on the securities restructuring transaction previously discussed. The approximate loss on the transaction totaled $34,893,000, $27,189,000 after tax, or $0.92, per share and was included in earnings for the second quarter of 2024. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024. The Company realized $40,000 in gains on sales of securities during 2023 compared with $562,000 during 2022. The net gains on sales of securities in 2023 and 2022 were completed as part of adjustments in allocations within the normal course of business of securities portfolio management.

NON-INTEREST EXPENSE

During the year ended December 31, 2024, non-interest expense totaled $146,377,000, an increase of $1,880,000, or 1%, compared to the year ended December 31, 2023. The increase in non-interest expenses during the year ended 2024 was in large part the result of professional fees related to the previously mentioned GAI asset sale and the merger transaction with Heartland, which totaled approximately $2,759,000. During the year ended December 31, 2023, non-interest expense totaled $144,497,000, a decrease of $9,694,000, or 6%, compared with the year ended December 31, 2022. The 2022 non-interest expenses included approximately $12,323,000 of non-recurring acquisition-related expenses for the acquisition of CUB.

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2024	2023	2022	2023	2022
Salaries and Employee Benefits	$82,257	$83,244	$84,145	(1)%	(1)%
Occupancy, Furniture and Equipment Expense	14,944	14,467	14,921	3	(3)
FDIC Premiums	2,908	2,829	1,860	3	52
Data Processing Fees	12,243	11,112	15,406	10	(28)
Professional Fees	8,147	5,575	6,295	46	(11)
Advertising and Promotion	3,939	4,857	4,416	(19)	10
Intangible Amortization	2,032	2,840	3,711	(28)	(23)
Other Operating Expenses	19,907	19,573	23,437	2	(16)
TOTAL NON-INTEREST EXPENSE	$146,377	$144,497	$154,191	1	(6)

Salaries and benefits declined $987,000, or 1%, during the year ended December 31, 2024 compared with the year ended December 31, 2023. The decline in salaries and benefits during 2024 compared with 2023 was largely related to the GAI asset sale. Salaries and benefits declined $901,000, or 1%, during the year ended December 31, 2023 compared with 2022. The decline in salaries and benefits during 2023 compared with 2022 was largely related to approximately $1,480,000 of acquisition-related salary and benefit costs of a non-recurring nature in 2022 related to the CUB acquisition.

FDIC Premiums increased $79,000, or 3%, during the year ended December 31, 2024 compared with 2023. FDIC premiums increased $969,000, or 52%, during the year ended December 31, 2023 compared with 2022. The increase during 2023 compared with 2022 was primarily related to an industry-wide 2 basis point increase in the base FDIC premium assessment effective January 1, 2023.

Data processing fees increased $1,131,000, or 10%, during the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase during 2024 compared with 2023 was largely driven by costs associated with enhancements to the Company’s digital banking and data systems. Data processing fees declined $4,294,000, or 28%, during the year ended December 31, 2023 compared with the year ended December 31, 2022. The decline during 2023 compared with 2022 was largely driven by acquisition-related costs associated with the CUB transaction, which totaled approximately $4,982,000 during 2022.

Professional fees increased $2,572,000, or 46%, during the year ended December 31, 2024 compared with 2023. The increase during 2024 compared with 2023 was attributable to the professional fees associated with the sale of assets of GAI and the merger with Heartland, which totaled $2,759,000 for the two transactions. Professional fees declined $720,000, or 11%, during the year ended December 31, 2023 compared with the year ended December 31, 2022. The decline during 2023 compared with 2022 was primarily due to merger-related professional fees associated with the CUB acquisition that totaled approximately $1,802,000 in 2022, which were partially mitigated by increased legal and other professional fees during 2023.

Advertising and promotion expense declined $918,000, or 19%, during 2024 compared with 2023 as the Company employed a more targeted focus for sponsorships and contributions during 2024. Advertising and promotion expense increased $441,000, or 10%, during 2023 as compared with 2022.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. Intangible amortization decreased $808,000, or 28%, during 2024 compared with 2023 and decreased $871,000, or 23%, during 2023 compared with 2022. The decreases in both years were largely related to the accelerated method for which the intangible assets are amortized.

Other operating expenses increased $334,000, or 2%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. Other operating expenses declined $3,864,000, or 16%, during the year ended December 31, 2023 compared to the year ended December 31, 2022. The decline during 2023 compared with 2022 was attributable to acquisition-

related costs that totaled approximately $3,862,000 in 2022. The acquisition-related costs were primarily vendor contract termination costs.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 19.5%, 17.1%, and 17.5%, respectively, in 2024, 2023, and 2022. The increase in effective tax rate for the year ended December 31, 2024 as compared to the same period of the prior year was primarily attributable to the previously mentioned sale of GAI assets and the securities restructuring transaction. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2024, shareholders’ equity increased by $51.5 million to $715.1 million compared with $663.6 million at year-end 2023. The increase in shareholders’ equity was primarily attributable to the increase in retained earnings of $52.0 million due to net income of $83.8 million during 2024, which was partially offset by the payment of $31.8 million in shareholder dividends.

Shareholders’ equity represented 11.4% of total assets at December 31, 2024 and 10.8% of total assets at December 31, 2023. Shareholders’ equity included $183.0 million of goodwill and other intangible assets at December 31, 2024 compared to $186.7 million of goodwill and other intangible assets at December 31, 2023.

The Company’s Board of Directors previously approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the new repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the repurchase plan.

The Inflation Reduction Act of 2022 (the “IRA”), among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations, like the Company. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a more narrow definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At December 31, 2024, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	12/31/2024 Ratio	12/31/2023 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	17.15%	16.50%	8.00%	N/A
Bank	15.02	14.76	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	15.72%	14.97%	6.00%	N/A
Bank	14.23	14.04	6.00	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	15.02%	14.26%	4.50%	N/A
Bank	14.23	14.04	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	12.28%	11.75%	4.00%	N/A
Bank	11.12	11.03	4.00	5.00%
(1) Excludes capital conservation buffer.

As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the Company adopted the CECL accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As a result, on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% was phased in on each of January 1, 2023, January 1, 2024, and January 1, 2025. As of January 1, 2025, the adverse cumulative effects of adopting CECL have been fully phased into our regulatory capital.

USES OF FUNDS

LOANS

December 31, 2024 total loans increased $155.4 million, or 4%, compared with December 31, 2023. The increase in total loans at December 31, 2024 compared with year-end 2023 was broad-based across most segments of the portfolio. Commercial and industrial loans increased $9.5 million, or 1%, commercial real estate loans grew $103.0 million, or 5%, agricultural loans increased $7.2 million, or 2%, and retail loans increased $35.6 million, or 18%.

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

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. As reflected in the table below, over the past several years (including 2024), the composition of the loan portfolio has remained relatively stable and diversified.

The portfolio is most heavily concentrated in commercial real estate loans at 54% of the portfolio in 2024, followed by commercial and industrial loans at 16% of the portfolio, and agricultural loans at 10% of the portfolio.

Loan Portfolio	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020
Commercial and Industrial Loans and Leases	$671,038	$661,529	$676,502	$548,350	$694,437
Commercial Real Estate Loans	2,224,872	2,121,835	1,966,884	1,530,677	1,467,397
Agricultural Loans	431,037	423,803	417,413	358,150	376,186
Home Equity and Consumer Loans	448,872	407,889	377,164	307,184	297,702
Residential Mortgage Loans	357,448	362,844	350,682	263,565	256,276
Total Loans	4,133,267	3,977,900	3,788,645	3,007,926	3,091,998
Less: Unearned Income	(8,365)	(6,818)	(3,711)	(3,662)	(3,926)
Subtotal	4,124,902	3,971,082	3,784,934	3,004,264	3,088,072
Less: Allowance for Credit Losses	(44,436)	(43,765)	(44,168)	(37,017)	(46,859)
Loans, Net	$4,080,466	$3,927,317	$3,740,766	$2,967,247	$3,041,213
Net PPP Loans (Included in Commercial and Industrial Loans above)	$—	$—	$—	$19,450	$181,984

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	16%	17%	18%	18%	23%
Commercial Real Estate Loans	54%	53%	52%	51%	47%
Agricultural Loans	10%	11%	11%	12%	12%
Home Equity and Consumer Loans	11%	10%	10%	10%	10%
Residential Mortgage Loans	9%	9%	9%	9%	8%
Total Loans	100%	100%	100%	100%	100%

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

	December 31, 2024		December 31, 2023
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	20%	11%	21%	11%
Retail Space	15%	8%	14%	7%
1-4 Family Investment Properties	11%	6%	12%	7%
Industrial, Manufacturing, Warehousing Properties	10%	5%	10%	5%
Office Real Estate	9%	5%	8%	4%
Healthcare Facilities	7%	4%	7%	4%
Land Development and Construction	7%	4%	6%	3%
Lodging	6%	3%	6%	3%

The Company’s commercial real estate (“CRE”) loan portfolio is further diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied at December 31, 2024 (which is 42% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which is 12% of the Company’s total loan portfolio). At December 31, 2023, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which was 41% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which was 12% of the Company’s total loan portfolio).

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

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2024, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$882,308	$1,750,745	$708,605	$3,341,658

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$892,218	$1,567,132

INVESTMENTS

The investment portfolio is a principal source for funding the Company’s loan growth and other liquidity needs of its subsidiaries. The Company’s securities portfolio primarily consists of money market securities, collateralized and uncollateralized federal agency securities, municipal obligations of state and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations (MBS/CMO - Residential) issued by U.S. government agencies. Money market securities include federal funds sold, interest-bearing balances with banks, and other short-term investments. The composition of the year-end balances in the investment portfolio is presented in Note 3 (Securities) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and in the table below:

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2024	%	2023	%	2022	%

Federal Funds Sold and Other Short-term Investments	$119,543	6%	$36,525	2%	$41,905	2%
U.S. Treasury	110,813	6	—	—	64,097	3
Obligations of State and Political Subdivisions	587,963	31	889,940	47	939,193	44
MBS/CMO	817,553	43	761,025	40	846,519	40
US Gov’t Sponsored Entities & Agencies	279,711	14	220,295	11	245,017	11
Equity Securities	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾
Total Securities Portfolio	$1,915,936	100%	$1,908,138	100%	$2,137,084	100%
(1)n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $7.8 million, or less than 1%, at year-end 2024 compared to year-end 2023 and decreased $229.0 million, or 11%, at year-end 2023.

As previously discussed, during June and July 2024, the Company undertook a partial restructuring of its securities portfolio by selling available-for-sale securities totaling approximately $375.3 million in book value. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

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

As mentioned above, the Company undertook a partial restructuring of its securities portfolio in mid-2024, with the proceeds from the sales of securities being reinvested back into the securities portfolio. After the restructuring, the investment portfolio continues to be relatively balanced with agency issued mortgage related securities and collateralized and uncollateralized federal agency securities totaling $1.097 billion, or 57% of the total securities portfolio at December 31, 2024. The Company’s level of obligations of state and political subdivisions decreased to $588.0 million, or 31% of the portfolio at December 31, 2024.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2024	2023	2022
U.S. Treasury	$110,864	$—	$64,119
Obligations of State and Political Subdivisions	463,169	768,875	777,852
MBS/CMO	702,179	645,040	714,681
US Gov’t Sponsored Entities & Agencies	241,075	182,917	205,017
Total Securities	$1,517,287	$1,596,832	$1,761,669

In 2023, the Company utilized cash flows from the available for sale portfolio to fund loan growth and an overall modest decline in deposits. This cash flow utilization drove the decline in carrying value in the available for sale portfolio from 2023 to 2022, which was slightly offset by the fair value adjustments in the portfolio due to the change in interest rates. The Company’s $1.517 billion available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2024 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

Maturities and Average Yields of Securities at December 31, 2024
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$110,813	4.47%	$—	—%	$—	—%	$—	—%
Obligations of State and Political Subdivisions	1,022	4.73%	8,987	4.22%	45,329	2.77%	532,625	2.79%
MBS/CMO	18	1.10%	1,365	2.23%	15,766	1.83%	800,404	2.66%
US Gov’t Sponsored Entities & Agencies	443	1.96%	346	2.01%	179	2.10%	278,743	2.89%
Total Securities	$112,296	4.46%	$10,698	3.89%	$61,274	2.53%	$1,611,772	2.74%
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

Contractual and Other Obligations	Payments Due In
(dollars in thousands)	One Year or Less	Over One Year	Total
Deposits without Stated Maturities	$4,412,474	$—	$4,412,474
Time Deposits	846,651	69,950	916,601
Federal Home Loan Bank Advances	—	75,000	75,000
Other Borrowings (Subordinated Notes and Debentures)	—	75,866	75,866
Federal Funds Purchased	—	—	—
Securities Sold under Repurchase Agreements	56,862	—	56,862
Lease Obligations	1,661	6,747	8,408
Total Contractual and Other Obligations	$5,317,648	$227,563	$5,545,211

In the normal course of business, the Company makes commitments to extend credit and commitments to sell loans, which are not reflected in its consolidated financial statements. For further information about such commitments, see Note 15

(Commitments and Off-balance Sheet Items) in Notes to the Consolidated Financial Statements included in Item 8 of this Report.

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits. Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000. Other deposit sources include certificates of deposit of $100,000 or more. The deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 22% of total deposits.

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2024	2023	2022	2024	2023
Demand Deposits
Non-interest-bearing	$1,420,412	$1,553,082	$1,738,349	(9)%	(11)%
Interest-bearing	1,720,823	1,826,232	2,013,969	(6)	(9)
Savings Deposits	507,203	572,623	640,653	(11)	(11)
Money Market Accounts	784,047	656,396	833,119	19	(21)
Other Time Deposits	334,958	257,736	262,764	30	(2)
Total Core Deposits	4,767,443	4,866,069	5,488,854	(2)	(11)
Certificates of Deposits of $100,000 or more	537,471	330,406	211,645	63	56
FHLB Advances and Other Borrowings	196,480	210,837	159,029	(7)	33
Total Funding Sources	$5,501,394	$5,407,312	$5,859,528	2	(8)

Maturities of certificates of deposit of $100,000 or more are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 - 6 Months	6 - 12 Months	Over 12 Months	Total
December 31, 2024	$201,917	$171,838	$173,363	$42,403	$589,521

CORE DEPOSITS

The Company’s overall level of average core deposits declined approximately $98.6 million, or 2%, during 2024 compared with 2023. The Company’s overall level of average core deposits declined approximately $622.8 million, or 11%, during 2023 compared with 2022. Competitive deposit pricing in the marketplace as well as customers actively looking for yield opportunities within and outside the banking industry are contributing factors to the decline in total deposits over the course of the past year. Throughout 2023, a meaningful level of the outflow of deposits experienced during the past year was captured within the Company’s wealth management group.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. The Company has continued to see customer movement from both interest bearing and non-interest bearing transactional accounts to time deposits due primarily to a higher interest rate environment. Core deposits continue to represent a significant funding source for the Company’s operations and represented 90% of average total funding sources during 2024 compared with 90% during 2023 and 94% during 2022.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits declined 4% during 2024 and 12% in 2023. Average demand, savings, and money market deposits totaled $4.432 billion or 93% of core deposits (81% of total funding sources) in 2024 compared with $4.608 billion or 95% of core deposits (85% of total funding sources) in 2023 and $5.226 billion or 95%

of core deposits (89% of total funding sources) in 2022.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 30% in 2024 following a decline of 2% during 2023. Other time deposits comprised 7% of core deposits in all periods presented.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more are an additional source of other funding for the Company’s bank subsidiary and are used as both long-term and short-term funding sources. On an average basis, large denomination certificates increased $207.1 million, or 63%, during 2024. This follows an increase of $118.8 million, or 56%, during 2023. Large certificate deposits comprised approximately 10% of average total funding sources in 2024 compared with 6% in 2023 and 4% in 2022. On an end of period basis, certificates of deposits in denominations of $100,000 or more increased $111.6 million, or 23%, during 2024 following an increase of $284.7 million, or 147%, during 2023. As previously discussed, customers seeking higher yield opportunities were a contributing factor to growth in this category of the Company’s funding sources.

The Company had no brokered deposits as of December 31, 2024 and 2023. The Company participates in a reciprocal deposit program. Reciprocal Deposits totaled $96.8 million at December 31, 2024 and $77.9 million at December 31, 2023.

FHLB advances and other borrowings represent an important source of other funding for the Company. Average borrowed funds decreased $14.4 million, or 7%, during 2024 following an increase of $51.8 million, or 33%, during 2023. Borrowings comprised approximately 4% of average total funding sources during 2024 and 2023 compared with 3% in 2022.

The bank subsidiary of the Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB and the Federal Reserve Bank. These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary.

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.25 billion at the FHLB, but availability at December 31, 2024 was limited to approximately $470 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $595 million at the Federal Reserve Bank as of December 31, 2024, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

Long-term debt at the Company’s bank subsidiary is in the form of FHLB advances, which are secured by the pledge of certain investment securities, residential and housing-related mortgage loans, and certain other commercial real estate loans. See Note 8 (FHLB Advances and Other Borrowings) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report for further information regarding borrowed funds.

PARENT COMPANY FUNDING SOURCES

The parent company is a corporation separate and distinct from its bank and other subsidiaries. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 18 (Parent Company Financial Statements) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

The Company uses funds at the parent company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes. The parent company does not have access to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. See Note 9 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which is incorporated herein by reference. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. For details related to borrowings, see Note 8 (FHLB Advances and Other Borrowings) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

At year-end 2024, the Company had available to it a $15 million revolving line of credit facility that will mature on September 24, 2025. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon term SOFR rate plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2024.

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

Allowance for Credit Losses (dollars in thousands)	Years Ended December 31,
	2024	2023	2022	2021	2020

Balance of Allowance for Expected Credit Losses at Beginning of Period	$43,765	$44,168	$37,017	$46,859	$16,278
Impact of adopting ASC 326	—	—	—	—	8,767
Impact of adopting ASC 326 - PCD loans	—	—	—	—	6,886
Loans Charged-off:
Commercial and Industrial Loans and Leases	223	1,792	1,149	2,777	2,119
Commercial Real Estate Loans	308	56	79	10	36
Agricultural Loans	8	27	—	—	—
Home Equity and Consumer Loans	2,362	1,858	1,598	1,003	942
Residential Mortgage Loans	—	58	24	45	39
Total Loans Charged-off	2,901	3,791	2,850	3,835	3,136

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	55	154	26	61	23
Commercial Real Estate Loans	83	76	24	40	129
Agricultural Loans	2	—	—	—	—
Home Equity and Consumer Loans	657	605	479	359	358
Residential Mortgage Loans	—	3	5	33	4
Total Recoveries	797	838	534	493	514

Net Loans Recovered (Charged-off)	(2,104)	(2,953)	(2,316)	(3,342)	(2,622)
Acquisition of Citizens Union Bank of Shelbyville, KY - PCD Loans	—	—	3,117	—	—
Additions to Allowance Charged to Expense	2,775	2,550	6,350	(6,500)	17,550
Balance at End of Period	$44,436	$43,765	$44,168	$37,017	$46,859

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.05%	0.08%	0.06%	0.11%	0.08%
Provision for Credit Losses to Average Loans Outstanding	0.07%	0.07%	0.17%	(0.21)%	0.55%
Allowance for Credit Losses to Total Loans at Year-end	1.08%	1.10%	1.17%	1.23%	1.52%

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2024	2023	2022	2021	2020
Commercial and Industrial Loans and Leases	$7,456	$8,267	$13,958	$9,754	$6,645
Commercial Real Estate Loans	25,818	25,923	21,598	19,245	29,878
Agricultural Loans	4,917	3,837	4,188	4,505	6,756
Home Equity and Consumer Loans	3,443	2,976	2,196	1,808	1,636
Residential Mortgage Loans	2,802	2,762	2,228	1,705	1,944
Unallocated	—	—	—	—	—

Total Allowance for Credit Losses	$44,436	$43,765	$44,168	$37,017	$46,859

The Company’s allowance for credit losses totaled $44.4 million at December 31, 2024 compared to $43.8 million at December 31, 2023. The allowance for credit losses represented 1.08% of period-end loans at December 31, 2024 compared with 1.10% of period-end loans at December 31, 2023.

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

The Company realized net charge-offs of $2,104,000, or 0.05% of average loans outstanding, during 2024 compared with $2,953,000, or 0.08% of average loans outstanding, during 2023 and $2,316,000, or 0.06% of average loans outstanding, during 2022.

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

Non-performing Assets	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020

Non-accrual Loans	$10,934	$9,136	$12,888	$14,602	$21,507
Past Due Loans (90 days or more and accruing)	188	55	1,427	156	—
Total Non-performing Loans	11,122	9,191	14,315	14,758	21,507
Other Real Estate	—	—	—	—	325
Total Non-performing Assets	$11,122	$9,191	$14,315	$14,758	$21,832

Restructured Loans	$—	$—	$—	$104	$111
Non-performing Loans to Total Loans	0.27%	0.23%	0.38%	0.49%	0.70%
Allowance for Credit Losses to Non-performing Loans	399.53%	476.17%	308.54%	250.83%	217.88%
The following tables present an analysis of the Company’s non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020

Commercial and Industrial Loans and Leases	$5,018	$3,707	$7,936	$10,530	$8,133
Commercial Real Estate Loans	1,745	1,889	1,950	2,243	10,188
Agricultural Loans	765	879	1,062	1,136	1,915
Home Equity Loans	1,087	1,033	310	24	271
Consumer Loans	117	253	400	82	170
Residential Mortgage Loans	2,202	1,375	1,230	587	830
Total	$10,934	$9,136	$12,888	$14,602	$21,507

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2024	2023	2022	2021	2020

Commercial and Industrial Loans and Leases	$—	$—	$1,427	$—	$—
Commercial Real Estate Loans	183	55	—	156	—
Agricultural Loans	5	—	—	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$188	$55	$1,427	$156	$—

Non-performing assets totaled $11.1 million, or 0.18% of total assets, at December 31, 2024 compared to $9.2 million, or 0.15% of total assets, at December 31, 2023 and compared to $14.3 million, or 0.23% of total assets, at December 31, 2022.  Non-performing loans totaled $11.1 million, or 0.27% of total loans, at December 31, 2024 compared with $9.2 million, or 0.23% of total loans, at December 31, 2023 and compared with $14.3 million, or 0.38% of total loans, at December 31, 2022.

Total non-performing loans increased in 2024 as compared to 2023; however, there is no significant loss exposure on this increase. The decline in the level of non-performing commercial and industrial loans and leases during 2023 was primarily attributable to the resolution of a single commercial borrowing relationship with minimal loss recognition for which the Company had established a significant reserve in previous periods.

For additional detail on individually analyzed loans, see Note 5 (Loans) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Interest income recognized on non-performing loans for 2024 was $724,000. The gross interest income that would have been recognized in 2024 on non-performing loans if the loans had been current in accordance with their original terms was $1,040,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

LIQUIDITY AND INTEREST RATE RISK MANAGEMENT

Liquidity is a measure of the ability of the Company’s subsidiary bank to fund new loan demand, existing loan commitments and deposit withdrawals. The purpose of liquidity management is to match sources of funds with anticipated customer borrowings and withdrawals and other obligations to ensure a dependable funding base, without unduly penalizing earnings. Failure to properly manage liquidity requirements can result in the need to satisfy customer withdrawals and other obligations on less than desirable terms. The liquidity of the parent company is dependent upon the receipt of dividends from its bank subsidiary, which are subject to certain regulatory limitations explained in Note 9 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. The subsidiary bank’s source of funding is predominately core deposits, time deposits in excess of $100,000 and brokered certificates of deposit, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank and Federal Reserve Bank.

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

The liquidity of the parent company is dependent upon the receipt of dividends from its subsidiary bank, which is subject to certain regulatory limitations. The Bank’s source of funding is predominately core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

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

Interest Rate Sensitivity as of December 31, 2024 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$223,479	0.14%
+1%	223,507	0.15
Base	223,163	—
-1%	220,095	(1.37)
-2%	215,961	(3.23)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2024 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2024 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$771,464	(11.29)%	13.67%	(87) b.p.
+1%	821,107	(5.58)	14.13	(41) b.p.
Base	869,642	—	14.54	—
-1%	908,549	4.47	14.75	21 b.p.
-2%	932,318	7.21	14.72	18 b.p.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

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

Allowance for Credit Losses on Loans

As discussed in Notes 1 and 5, the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost in accordance with Accounting Standards Update (the “ASU”) 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires the Company’s loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected.

The Company utilizes the static pool methodology for determining the allowance for credit losses. The static pool methodology tracks loan pools by segment over a period of time to calculate a loss rate. Estimates of expected credit losses for loans are based on historical experience, current conditions and reasonable and supportable forecasts over the estimated life of the loans. In order to estimate the expected credit losses, the Company utilizes a loss estimation model. Loss rates are then qualitatively adjusted for current conditions and reasonable and supportable forecast. Commercial and agricultural loans graded special mention and substandard are also adjusted based on a migration analysis technique.

Auditing the Allowance for Credit Losses on Loans was identified by us as a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

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

Report of Independent Registered Public Accounting Firm

•Testing the effectiveness of controls over the Company’s loan risk rating process;
•Substantively testing management’s process for developing the qualitative factors including assessing relevance and reliability of data used to develop factors, evaluating their judgments and significant assumptions for reasonableness, and testing mathematical accuracy and appropriateness of the application of qualitative factors;
•Substantively testing the accuracy of both the loan risk ratings as well as testing the accuracy of the transition matrix.

Crowe LLP

We have served as the Company’s auditor since 1977.

Indianapolis, Indiana
March 3, 2025

Consolidated Balance Sheets
Dollars in thousands, except share and per share data

	December 31,

	2024	2023
ASSETS
Cash and Due from Banks	$69,249	$78,805
Federal Funds Sold and Other Short-term Investments	119,543	36,525
Cash and Cash Equivalents	188,792	115,330

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,796,040 for December 31, 2024; Amortized Cost $1,871,260 for December 31, 2023; No Allowance for Credit Losses)	1,517,287	1,596,832
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	8,239	5,226

Loans	4,133,267	3,977,900
Less: Unearned Income	(8,365)	(6,818)
Allowance for Credit Losses	(44,436)	(43,765)
Loans, Net	4,080,466	3,927,317

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	14,423	14,687
Premises, Furniture and Equipment, Net	104,045	106,776
Other Real Estate	—	—
Goodwill	179,025	180,357
Intangible Assets	4,018	6,307
Company Owned Life Insurance	86,710	85,840
Accrued Interest Receivable and Other Assets	112,052	112,673

TOTAL ASSETS	$6,295,910	$6,152,198

LIABILITIES
Non-interest-bearing Demand Deposits	$1,399,270	$1,493,160
Interest-bearing Demand, Savings, and Money Market Accounts	3,013,204	2,992,761
Time Deposits	916,601	767,042

Total Deposits	5,329,075	5,252,963

FHLB Advances and Other Borrowings	210,131	193,937
Accrued Interest Payable and Other Liabilities	41,637	41,740

TOTAL LIABILITIES	5,580,843	5,488,640

Commitments and Contingencies (See Note 15)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	29,677	29,585
Additional Paid-in Capital	392,266	389,411
Retained Earnings	513,588	461,622
Accumulated Other Comprehensive Income (Loss)	(220,464)	(217,060)

TOTAL SHAREHOLDERS’ EQUITY	715,067	663,558

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,295,910	$6,152,198

End of period shares issued and outstanding	29,677,093	29,584,709

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2024	2023	2022
INTEREST INCOME

Interest and Fees on Loans	$240,241	$212,517	$169,158
Interest on Federal Funds Sold and Other Short-term Investments	7,697	1,677	5,765
Interest and Dividends on Securities:
Taxable	26,586	20,614	20,453
Non-taxable	16,519	21,848	23,550

TOTAL INTEREST INCOME	291,043	256,656	218,926

INTEREST EXPENSE

Interest on Deposits	90,622	56,916	13,514
Interest on FHLB Advances and Other Borrowings	9,830	9,307	4,828

TOTAL INTEREST EXPENSE	100,452	66,223	18,342

NET INTEREST INCOME	190,591	190,433	200,584

Provision for Credit Losses	2,775	2,550	6,350

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	187,816	187,883	194,234

NON-INTEREST INCOME

Wealth Management Fees	14,416	11,711	10,076
Service Charges on Deposit Accounts	12,669	11,538	11,457
Insurance Revenues	4,384	9,596	10,020
Company Owned Life Insurance	2,058	1,731	2,264
Interchange Fee Income	17,125	17,452	15,820
Sale of Assets of German American Insurance	38,323	—	—
Other Operating Income	5,419	5,830	5,116
Net Gains on Sales of Loans	3,054	2,363	3,818
Net Gains (Losses) on Securities	(34,788)	40	562

TOTAL NON-INTEREST INCOME	62,660	60,261	59,133

NON-INTEREST EXPENSE

Salaries and Employee Benefits	82,257	83,244	84,145
Occupancy, Furniture and Equipment Expense	14,944	14,467	14,921
FDIC Premiums	2,908	2,829	1,860
Data Processing Fees	12,243	11,112	15,406
Professional Fees	8,147	5,575	6,295
Advertising and Promotion	3,939	4,857	4,416
Intangible Amortization	2,032	2,840	3,711
Other Operating Expenses	19,907	19,573	23,437

TOTAL NON-INTEREST EXPENSE	146,377	144,497	154,191

Income before Income Taxes	104,099	103,647	99,176
Income Tax Expense	20,288	17,759	17,351

NET INCOME	$83,811	$85,888	$81,825

Basic Earnings per Share	$2.83	$2.91	$2.78
Diluted Earnings per Share	$2.83	$2.91	$2.78

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
Dollars in thousands

	Years Ended December 31,
	2024	2023	2022

NET INCOME	$83,811	$85,888	$81,825

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(39,113)	58,769	(353,013)
Reclassification Adjustment for Gains Included in Net Income	34,788	(40)	(563)
Tax Effect	921	(12,351)	74,600
Net of Tax	(3,404)	46,378	(278,976)
Postretirement Benefit Obligation:
Net (Loss) Arising During the Period	—	—	—
Reclassification Adjustment for Amortization of Prior Service Cost and Net	—	—	54
Tax Effect	—	—	—
Net of Tax	—	—	54

Total Other Comprehensive Income (Loss)	(3,404)	46,378	(278,922)

COMPREHENSIVE INCOME (LOSS)	$80,407	$132,266	$(197,097)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except share and per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2021	26,553,508	$26,554	$276,057	$350,364	$15,484	$668,459
Net Income				81,825		81,825
Other Comprehensive Income (Loss)					(278,922)	(278,922)
Cash Dividends ($0.92 per share)				(27,022)		(27,022)
Issuance of Common Stock for:
Acquisition of Citizens Union Bancorp	2,870,975	2,871	108,852			111,723
Restricted Share Grants	68,710	68	2,262			2,330

Balances, December 31, 2022	29,493,193	29,493	387,171	405,167	(263,438)	558,393
Net Income				85,888		85,888
Other Comprehensive Income (Loss)					46,378	46,378
Cash Dividends ($1.00 per share)				(29,433)		(29,433)
Issuance of Common Stock for:
Restricted Share Grants	91,516	92	2,240			2,332

Balances, December 31, 2023	29,584,709	29,585	389,411	461,622	(217,060)	663,558
Net Income				83,811		83,811
Other Comprehensive Income (Loss)					(3,404)	(3,404)
Cash Dividends ($1.08 per share)				(31,845)		(31,845)
Issuance of Common Stock for:
Restricted Share Grants	92,384	92	2,855			2,947
Balances, December 31, 2024	29,677,093	$29,677	$392,266	$513,588	$(220,464)	$715,067

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2024	2023	2022
Net Income	$83,811	$85,888	$81,825
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	2,161	5,566	6,452
Depreciation and Amortization	9,277	9,560	10,116
Loans Originated for Sale	(134,521)	(106,781)	(162,959)
Proceeds from Sales of Loans Held-for-Sale	134,589	112,525	171,591
Provision for Credit Losses	2,775	2,550	6,350
Gain on Sale of Loans, net	(3,054)	(2,363)	(3,818)
Loss (Gain) on Securities, net	34,788	(40)	(562)
Gain on Sales of Other Real Estate and Repossessed Assets	(37)	(83)	(18)
Loss (Gain) on Disposition and Donation of Premises and Equipment	11	(547)	(37)
Loss (Gain) on Disposition of Land	—	(83)	—
Post Retirement Medical Benefit	—	—	54
Increase in Cash Surrender Value of Company Owned Life Insurance	(870)	(1,842)	(1,820)
Equity Based Compensation	2,947	2,332	2,330
Sale of Assets of German American Insurance	(36,507)	—	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,748	3,725	(1,094)
Interest Payable and Other Liabilities	(1,354)	(3,173)	1,626
Net Cash from Operating Activities	95,764	107,234	110,036

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturity of Other Short-term Investments	—	—	495
Proceeds from Maturities, Calls and Redemptions of Securities Available-for-Sale	356,471	287,084	143,418
Proceeds from Sales of Securities Available-for-Sale	404,103	114,259	145,237
Purchase of Securities Available-for-Sale	(722,304)	(183,302)	(417,940)
Proceeds from Redemption of Federal Home Loan Bank Stock	264	350	8,089
Purchase of Loans	—	(1,502)	(933)
Proceeds from Sales of Loans Held for Investment	—	—	3,916
Loans Made to Customers, net of Payments Received	(155,957)	(187,624)	(107,236)
Proceeds from Sales of Other Real Estate	70	108	88
Property and Equipment Expenditures	(5,047)	(5,745)	(7,852)
Proceeds from Sale of Land and Building	—	3,627	—
Proceeds from Life Insurance	—	—	773
Proceeds from Sale of German American Insurance Assets	40,000	—	—
Acquisition of Citizens Union Bancorp of Shelbyville, Inc.	—	—	207,764
Net Cash from Investing Activities	(82,400)	27,255	(24,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	76,205	(96,782)	(324,771)
Change in Short-term Borrowings	(9,105)	(35,193)	29,817
Advances in Long-term Debt	75,000	25,000	—
Repayments of Long-term Debt	(50,157)	(132)	(41,690)
Dividends Paid	(31,845)	(29,433)	(27,022)
Net Cash from Financing Activities	60,098	(136,540)	(363,666)

Net Change in Cash and Cash Equivalents	73,462	(2,051)	(277,811)
Cash and Cash Equivalents at Beginning of Year	115,330	117,381	395,192
Cash and Cash Equivalents at End of Year	$188,792	$115,330	$117,381

Cash Paid During the Year for
Interest	$99,057	$60,663	$17,442
Income Taxes	17,823	15,375	11,649

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$—	$—	$30
Reclass of Land & Buildings to Other Assets	—	691	—
Interest Rate Swap Fair Value Activity	(992)	(2,282)	4,988

See Note 19 (Business Combinations, Goodwill and Intangible Assets) regarding non-cash transactions included in the acquisition.
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

Securities
Debt securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Held-to-maturity securities, when present, are carried at amortized cost. As of December 31, 2024, and 2023, the Company held no securities classified as held-to-maturity. Debt securities classified as available-for-sale include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Securities classified as available-for-sale are reported at fair value with unrealized gains or losses included as a separate component of equity (other comprehensive income), net of tax.

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

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $22,872 at December 31, 2024 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Restrictions on Cash
At December 31, 2024 and 2023, the Company was not required to have balance on deposits with the Federal Reserve, or as cash on hand.

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

Fair Values of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company adopted this standard and updated the segment disclosure. See Note 17 for additional information.

Issued But Not Yet Effective
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

NOTE 2 – Sale of Insurance Assets

Effective June 1, 2024, the Company completed a sale of substantially all of the assets of its wholly-owned subsidiary, German American Insurance, Inc. (“GAI”), and ceased insurance-related activities for the Company. The all-cash sales price totaled $40,000 and resulted in an after-tax gain, net of transaction costs, of approximately $27,476, or $0.93 on a per share basis.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2024
U.S. Treasury	$110,813	$51	$—	$110,864
Obligations of State and Political Subdivisions	587,963	21	(124,815)	463,169
MBS/CMO	817,553	341	(115,715)	702,179
US Gov’t Sponsored Entities & Agencies	279,711	—	(38,636)	241,075
Total	$1,796,040	$413	$(279,166)	$1,517,287

2023
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	889,940	1,309	(122,374)	768,875
MBS/CMO	761,025	28	(116,013)	645,040
US Gov’t Sponsored Entities & Agencies	220,295	—	(37,378)	182,917
Total	$1,871,260	$1,337	$(275,765)	$1,596,832
All mortgage-backed securities in the above table (identified above and throughout this Note 3 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities at December 31, 2024 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$111,835	$111,885
Due after one year through five years	8,987	8,932
Due after five years through ten years	45,329	39,900
Due after ten years	532,625	413,316
MBS/CMO	817,553	702,179
US Gov’t Sponsored Entities & Agencies	279,711	241,075
Total	$1,796,040	$1,517,287

During 2024, the Company undertook a partial securities portfolio restructuring transaction whereby available-for-sale securities totaling $375,321 in book value were sold. The approximate loss on these securities totaled $34,893, $27,189 after tax, or $0.92 per share, and was included in earnings for the second quarter of 2024. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

	2024	2023	2022
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale	Available- for-Sale	Available- for-Sale

Proceeds from Sales	$404,103	$114,259	$145,237
Gross Gains on Sales	614	346	750
Gross Losses on Sales	35,402	306	188

Income Taxes on Net Gains (Losses)	(7,305)	8	118

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 3 – Securities (continued)

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $1,065,880 and $366,576 as of December 31, 2024 and 2023, respectively.

At year-end 2024 and 2023, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount great than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as December 31, 2024 and 2023, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Obligations of State and Political Subdivisions	$13,249	$(231)	$445,264	$(124,584)	$458,513	$(124,815)
MBS/CMO	176,333	(2,461)	480,235	(113,254)	656,568	(115,715)
US Gov’t Sponsored Entities & Agencies	96,132	(2,989)	144,943	(35,647)	241,075	(38,636)
Total	$285,714	$(5,681)	$1,070,442	$(273,485)	$1,356,156	$(279,166)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Obligations of State and Political Subdivisions	$13,469	$(175)	$668,223	$(122,199)	$681,692	$(122,374)
MBS/CMO	135	(1)	643,172	(116,012)	643,307	(116,013)
US Gov’t Sponsored Entities & Agencies	—	—	182,917	(37,378)	182,917	(37,378)
Total	$13,604	$(176)	$1,494,312	$(275,589)	$1,507,916	$(275,765)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at December 31, 2024 and December 31, 2023 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2024 or 2023.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $8,110 at December 31, 2024 and $9,620 at December 31, 2023. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2024 and 2023. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. There was no additional impairment recognized through earnings during 2024 or 2023.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 4 – Derivatives
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $149,456 at December 31, 2024 and $139,751 at December 31, 2023. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	December 31, 2024		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$149,456	$6,439	$139,751	$7,458
Included in Other Liabilities:
Interest Rate Swaps	$149,456	$6,476	$139,751	$7,467

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Interest Rate Swaps:
Included in Other Income	$651	$344	$403

NOTE 5 - Loans

Loans were comprised of the following classifications at December 31:

	2024	2023
Commercial:
Commercial and Industrial Loans	$591,785	$589,541
Commercial Real Estate Loans	2,224,872	2,121,835
Agricultural Loans	431,037	423,803
Leases	79,253	71,988
Retail:
Home Equity Loans	344,808	299,685
Consumer Loans	81,396	87,853
Credit Cards	22,668	20,351
Residential Mortgage Loans	357,448	362,844
Subtotal	4,133,267	3,977,900
Less: Unearned Income	(8,365)	(6,818)
Allowance for Credit Losses	(44,436)	(43,765)
Loans, net	$4,080,466	$3,927,317

The table above includes $11,178 and $13,237 of purchase credit deteriorated loans as of December 31, 2024 and 2023, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
Allowance for Credit Losses for Loans:

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2024, 2023 and 2022:

2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for Credit Losses	(694)	120	1,086	51	962	424	786	40	2,775
Loans Charged-off	(223)	(308)	(8)	—	(1,511)	(170)	(681)	—	(2,901)
Recoveries Collected	55	83	2	—	517	108	32	—	797
Total Ending Allowance Balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436

2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for Credit Losses	(4,190)	4,305	(324)	137	919	551	563	589	2,550
Loans Charged-off	(1,792)	(56)	(27)	—	(1,309)	(94)	(455)	(58)	(3,791)
Recoveries Collected	154	76	—	—	554	33	18	3	838
Total Ending Allowance Balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765

2022	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$9,554	$19,245	$4,505	$200	$507	$1,061	$240	$1,705	$37,017
Acquisition of Citizens Union Bank of Shelbyville, KY - PCD Loans	376	1,945	689	—	2	—	—	105	3,117
Provision (Benefit) for Credit Losses	4,942	463	(1,006)	9	991	351	163	437	6,350
Loans Charged-off	(1,149)	(79)	—	—	(1,364)	(69)	(165)	(24)	(2,850)
Recoveries Collected	26	24	—	—	459	1	19	5	534
Total Ending Allowance Balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168

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

NOTE 5 – Loans (continued)
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

For the year ended December 31, 2024, the allowance for credit losses remained stable compared to December 31, 2023, with the Company adding reserve for loan portfolio growth during 2024. Key indicators utilized in forecasting for the allowance calculations include unemployment rates and gross domestic product as well as commodity prices for the agricultural segment of the portfolio. There has been some improvement in these factors over previous periods; however, rising interest rates and the expanded inflationary impact on consumer discretionary spending were considered in the qualitative factors to determine the allowance for credit losses.

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

The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2024 and 2023:

December 31, 2024	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,346	$5,018	$—
Commercial Real Estate Loans	1,268	1,745	183
Agricultural Loans	655	765	5
Leases	—	—	—
Home Equity Loans	1,087	1,087	—
Consumer Loans	63	63	—
Credit Cards	54	54	—
Residential Mortgage Loans	1,977	2,202	—
Total	$6,450	$10,934	$188
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $10,934.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)

December 31, 2023	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,864	$3,707	$—
Commercial Real Estate Loans	942	1,889	55
Agricultural Loans	665	879	—
Leases	—	—	—
Home Equity Loans	1,033	1,033	—
Consumer Loans	111	111	—
Credit Cards	142	142	—
Residential Mortgage Loans	1,125	1,375	—
Total	$5,882	$9,136	$55
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $9,136.

Interest income on non-accrual loans recognized during the years ended December 31, 2024 and 2023 totaled $291 and $106.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2024 and 2023:

December 31, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,986	$90	$—	$58	$6,134
Commercial Real Estate Loans	7,293	—	—	—	7,293
Agricultural Loans	2,777	263	—	—	3,040
Leases	—	—	—	—	—
Home Equity Loans	423	—	—	—	423
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	523	—	—	—	523
Total	$17,012	$353	$—	$58	$17,423

December 31, 2023	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$3,668	$49	$—	$1,888	$5,605
Commercial Real Estate Loans	8,553	—	—	—	8,553
Agricultural Loans	3,338	1,055	—	—	4,393
Leases	—	—	—	—	—
Home Equity Loans	420	—	—	—	420
Consumer Loans	9	—	—	—	9
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	753	—	—	—	753
Total	$16,741	$1,104	$—	$1,888	$19,733

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of December 31, 2024 and 2023:

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$531	$36	$4,395	$4,962	$586,823	$591,785
Commercial Real Estate Loans	546	673	1,368	2,587	2,222,285	2,224,872
Agricultural Loans	241	—	428	669	430,368	431,037
Leases	—	—	—	—	79,253	79,253
Home Equity Loans	1,515	544	1,087	3,146	341,662	344,808
Consumer Loans	185	194	63	442	80,954	81,396
Credit Cards	398	98	54	550	22,118	22,668
Residential Mortgage Loans	5,744	3,644	2,035	11,423	346,025	357,448
Total	$9,160	$5,189	$9,430	$23,779	$4,109,488	$4,133,267

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$832	$257	$3,299	$4,388	$585,153	$589,541
Commercial Real Estate Loans	1,215	484	938	2,637	2,119,198	2,121,835
Agricultural Loans	5	248	497	750	423,053	423,803
Leases	—	—	—	—	71,988	71,988
Home Equity Loans	1,016	571	1,033	2,620	297,065	299,685
Consumer Loans	658	84	110	852	87,001	87,853
Credit Cards	165	87	142	394	19,957	20,351
Residential Mortgage Loans	7,362	1,647	1,215	10,224	352,620	362,844
Total	$11,253	$3,378	$7,234	$21,865	$3,956,035	$3,977,900

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2024 or 2023 resulted in the permanent reduction of the recorded investment in the loan.

At December 31, 2024 and 2023, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the year ended December 31, 2024 and 2023 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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

NOTE 5 – Loans (continued)
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

The following table presents the risk category of loans and current period gross charge-offs as of December 31, 2024 by loan class and vintage year:

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$118,037	$86,412	$93,406	$64,298	$17,140	$49,181	$143,096	$571,570
Special Mention	147	1,709	787	1,061	1,202	2,044	1,023	7,973
Substandard	108	627	181	3,164	908	3,619	3,635	12,242
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$118,292	$88,748	$94,374	$68,523	$19,250	$54,844	$147,754	$591,785

Current Period Gross Charge-Offs	$—	$4	$96	$64	$—	$13	$46	$223

Commercial Real Estate:
Risk Rating
Pass	$327,488	$315,981	$410,135	$394,698	$187,849	$502,263	$39,271	$2,177,685
Special Mention	433	13,433	1,740	5,395	1,975	12,349	200	35,525
Substandard	—	181	566	5,155	—	5,760	—	11,662
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$327,921	$329,595	$412,441	$405,248	$189,824	$520,372	$39,471	$2,224,872

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$308	$—	$308

Agricultural:
Risk Rating
Pass	$47,179	$35,379	$48,105	$33,666	$35,726	$103,702	$102,251	$406,008
Special Mention	547	1,426	146	822	5,075	10,676	2,065	20,757
Substandard	175	—	—	—	—	4,097	—	4,272
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$47,901	$36,805	$48,251	$34,488	$40,801	$118,475	$104,316	$431,037

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$8	$—	$8

Leases:
Risk Rating
Pass	$32,214	$26,392	$8,272	$6,578	$2,128	$3,669	$—	$79,253
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$32,214	$26,392	$8,272	$6,578	$2,128	$3,669	$—	$79,253

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
As of December 31, 2023, the risk category of loans by class of loans is as follows:

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, home equity and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity as well as the current period gross charge-offs for the periods ended December 31, 2024 and 2023.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$40,504	$20,828	$9,359	$5,469	$1,181	$1,542	$2,450	$81,333
Nonperforming	26	1	13	15	—	8	—	63
Total Consumer Loans	$40,530	$20,829	$9,372	$5,484	$1,181	$1,550	$2,450	$81,396

Current Period Gross Charge-Offs	$1,212	$181	$72	$40	$—	$2	$4	$1,511

Home Equity:
Payment performance
Performing	$172	$161	$3,721	$773	$478	$3,532	$334,884	$343,721
Nonperforming	—	128	277	24	25	604	29	1,087
Total Home Equity Loans	$172	$289	$3,998	$797	$503	$4,136	$334,913	$344,808

Current Period Gross Charge-Offs	$—	$—	$62	$99	$—	$—	$9	$170

Residential Mortgage:
Payment performance
Performing	$48,957	$51,059	$57,988	$73,239	$35,370	$88,633	$—	$355,246
Nonperforming	—	214	229	669	234	856	—	2,202
Total Residential Mortgage Loans	$48,957	$51,273	$58,217	$73,908	$35,604	$89,489	$—	$357,448

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity for the period ended December 31, 2023.

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
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

Credit Cards	December 31, 2024	December 31, 2023

Performing	$22,614	$20,209
Nonperforming	54	142
Total	$22,668	$20,351

The following table presents loans purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
December 31, 2024
Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2023
Purchases	$—	$1,502	$—	$—	$—	$—	$—	$—	$1,502
Sales	—	—	—	—	—	—	—	—	—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2024. A summary of the activity of these loans follows:

Balance January 1, 2024	Additions	Changes in Persons or Interests Included	Deductions		Balance December 31, 2024
			Collected	Charged-off

$39,822	$5,060	$(3,505)	$(6,181)	$—	$35,196

NOTE 6 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2024	2023

Land	$27,026	$27,100
Buildings and Improvements	108,057	106,646
Furniture and Equipment	48,347	45,749
Total Premises, Furniture and Equipment	183,430	179,495
Less: Accumulated Depreciation	(79,385)	(72,719)
Total	$104,045	$106,776
Depreciation expense was $6,882, $6,570 and $6,648 for 2024, 2023 and 2022, respectively.

NOTE 7 - Deposits

At year end 2024, stated maturities of time deposits were as follows:

2025	$846,651
2026	53,860
2027	8,824
2028	3,754
2029	3,499
Thereafter	13
Total	$916,601
Time deposits and brokered certificates of deposit exceeding the FDIC insurance limit of $250 at December 31, 2024 and 2023 were $353,961 and $277,568, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $4,713 and $3,801 at December 31, 2024 and 2023, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2024 and 2023 were $64,352 and $67,637, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 8 – FHLB Advances and Other Borrowings
The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2024		2023
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$75,000	$—	$50,000	$—
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	8,248	(1,573)	8,248	(1,723)
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	7,217	(871)	7,217	(977)
Junior Subordinated Debentures assumed from Citizens First Corporation	5,155	(787)	5,155	(853)
Junior Subordinated Debentures assumed from Citizens Union Bancorp of Shelbyville, Inc.	20,600	(1,751)	20,600	(1,885)
Subordinated Debentures	40,000	(372)	40,000	(455)
Finance Lease Obligation	2,403	—	2,642	—
Long-term Borrowings	158,623	(5,354)	133,862	(5,893)

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	—	—	—	—
Federal Funds Purchased	—	—	25,000	—
Repurchase Agreements	56,862	—	40,968	—
Short-term Borrowings	56,862	—	65,968	—

Total Borrowings	$215,485	$(5,354)	$199,830	$(5,893)
Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2024	2023
Average Daily Balance During the Year	$47,187	$51,474
Average Interest Rate During the Year	1.50%	1.16%
Maximum Month-end Balance During the Year	$68,228	$60,055
Weighted Average Interest Rate at Year-end	1.27%	1.44%

At December 31, 2024, interest rates on long-term FHLB Advances ranged from 3.54% to 3.99% with a weighted average rate of 3.75%. At December 31, 2023, interest rates on long-term FHLB Advances ranged from 1.54% to 3.57% with a weighted average rate of 2.56%. At December 31, 2024 and 2023, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

At December 31, 2024 and 2023, the Company had outstanding $39,628 and $39,545, respectively, in aggregate principal amount, of its 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “Notes”). Prior to June 30, 2024, the interest rate on the Notes was fixed at an annual rate of 4.50%, payable semi-annually in arrears. From and including June 30, 2024 to but excluding the maturity date of June 30, 2029, or early redemption date, the interest rate has and will reset quarterly to a rate per annum equal to the then-current three-month CME Term SOFR, plus the applicable spread adjustment of 0.26161% percent, plus 2.68% percent.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 8 - FHLB Advances and Other Borrowings (continued)

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

At December 31, 2024, the parent company had a $15 million line of credit with U.S. Bank National Association, which had no outstanding balance. The line of credit matures September 24, 2025. Interest on the line of credit is based upon one-month Term SOFR plus 2.10%.

At December 31, 2024, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2025	$—
2026	—
2027	—
2028	—
2029	75,000
Thereafter	39,628
Total	$114,628

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp, Citizens First Corporation and Citizens Union Bancorp of Shelbyville, Inc. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, Citizens First Statutory Trust I, CUB Capital Trust I and CUB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by the various trusts. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $35,281 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2024. $34,829 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2023. As a result of the acquisitions, these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2024	Variable Rate (1)	Rate as of December 31, 2024	Rate as of December 31, 2023 (2)	Maturity Date
ACB Trust I	5/6/2005	$5,155	$4,197	3-Month SOFR + 2.15%	6.74%	7.74%	May 2035
ACB Trust II	7/15/2005	3,093	2,478	3-Month SOFR + 1.85%	6.63%	7.49%	July 2035
RIVR Statutory Trust I	3/26/2003	7,217	6,346	3-Month SOFR + 3.15%	8.07%	8.77%	March 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,368	3-Month SOFR +1.65%	6.50%	7.31%	January 2037
CUB Capital Trust I	10/21/2004	10,310	9,691	3-Month SOFR +2.00%	6.78%	7.64%	November 2034
CUB Capital Trust II	8/17/2005	10,310	9,158	3-Month SOFR +1.50%	7.06%	7.16%	October 2035

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 8 - FHLB Advances and Other Borrowings (continued)

Replacement of LIBOR Benchmark:

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was signed into law in response to the U.K. Financial Conduct Authority, the authority regulating LIBOR, announcing that, among other things, the 1-month, 3-month, 6-month and 12-month U.S. dollar LIBOR settings would cease to exist after June 30, 2023. The LIBOR Act established a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. As directed by the LIBOR Act, on December 16, 2022, the Federal Reserve issued a final rule setting forth regulations to implement the LIBOR Act, including establishing benchmark replacements based on SOFR for contracts governed by U.S. law that reference certain tenors of U.S. dollar LIBOR (the overnight and one-, three-, six-, and 12-month tenors) and that do not have terms that provide for the use of a clearly defined and practicable replacement benchmark rate (“fallback provisions”) following the first London banking day after June 30, 2023.

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

NOTE 9 - Shareholders’ Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity
Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Shareholders’ Equity (continued)
At December 31, 2024, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$863,999	17.15%	$402,996	8.00%	N/A	N/A
Bank	756,122	15.02	402,638	8.00	$503,297	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$791,794	15.72%	$302,247	6.00%	N/A	N/A
Bank	715,917	14.23	301,978	6.00	$402,638	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$756,513	15.02%	$226,685	4.50%	N/A	N/A
Bank	715,917	14.23	226,484	4.50	$327,143	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$791,794	12.28%	$257,936	4.00%	N/A	N/A
Bank	715,917	11.12	257,468	4.00	$321,835	5.00%
(1) Excludes 2.5% capital conservation buffer.

At December 31, 2023, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$810,391	16.50%	$392,870	8.00%	N/A	N/A
Bank	723,998	14.76	392,402	8.00	$490,503	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$735,089	14.97%	$294,652	6.00%	N/A	N/A
Bank	688,696	14.04	294,302	6.00	$392,402	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$700,260	14.26%	$220,989	4.50%	N/A	N/A
Bank	688,696	14.04	220,726	4.50	$318,827	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$735,089	11.75%	$250,162	4.00%	N/A	N/A
Bank	688,696	11.03	249,642	4.00	$312,053	5.00%
(1) Excludes 2.5% capital conservation buffer.

The Company and the Bank at year end 2024 and 2023 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the Bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the Bank, and may limit the

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Shareholders’ Equity (continued)
dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2024 the Bank had approximately $150,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

The Company adopted the CECL accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as part of the CARES Act, banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As a result, on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital effective January 1, 2022. An additional 25% was phased in on each of January 1, 2023, January 1, 2024 and January 1, 2025. As of January 1, 2025, the adverse cumulative effects of adopting CECL have been fully phased into our regulatory capital.

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

During 2024, 2023 and 2022, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2024, 2023 and 2022.

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards granted under the management incentive plan are granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which will vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Shareholders’ Equity (continued)
The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022

Restricted Stock Expense	$3,190	$2,345	$2,308
Cash Entitlement Expense	761	750	646
Tax Effect	(1,025)	(803)	(766)
Net of Tax	$2,926	$2,292	$2,188
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,516, $3,519, and $2,781 as of December 31, 2024, 2023, and 2022, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2024
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	116,632	$35.34
Granted	102,482	32.10
Issued and Vested	(74,463)	35.83
Forfeited	(10,098)	34.41
Outstanding at End of Period	134,553	32.80

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

In 2024, the Company recorded $22 of expense, $17 net of tax, for the employee stock purchase plan. In 2023, the Company recorded $29 of expense, $22 net of tax, for the employee stock purchase plan. In 2022, the Company recorded $53 of expense, $39 net of tax, for the employee stock purchase plan. There was no unrecognized compensation expense as of December 31, 2024, 2023 and 2022 for the Employee Stock Purchase Plans.

Stock Repurchase Plan

The Company’s Board of Directors previously approved a plan to repurchase up to one million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased an shares under this repurchase plan.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations, like the Company. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $2,381, $2,356, and $2,152 for 2024, 2023, and 2022, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $7,303, $7,227, and $7,619 for 2024, 2023, and 2022, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,485 and $2,651 at December 31, 2024 and 2023, respectively. Deferred compensation expense was $81, $261, and $1,143 for 2024, 2023, and 2022, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

Postretirement Medical and Life Benefit Plan

The Company has an unfunded postretirement benefit plan covering substantially all of its employees. The medical plan is contributory with the participants’ contributions adjusted annually; the life insurance plans are noncontributory.

Changes in Accumulated Postretirement Benefit Obligations:	2024	2023
Obligation at the Beginning of Year	$1,747	$1,530
Unrecognized Loss (Gain)	(240)	187

Components of Net Periodic Postretirement Benefit Cost
Service Cost	118	101
Interest Cost	77	71

Net Expected Benefit Payments	(168)	(142)
Amendments	—	—
Obligation at End of Year	$1,534	$1,747

Components of Postretirement Benefit Expense:	2024	2023	2022
Service Cost	$118	$101	$105
Interest Cost	77	71	35
Amortization of Prior Service Costs	(3)	(3)	(2)
Amortization of Unrecognized Net (Gain) Loss	46	32	43
Net Postretirement Benefit Expense	238	201	181

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	(283)	158	(112)

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$(45)	$359	$69

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2024	2023	2022
Discount Rate	5.30%	4.64%	4.83%

Assumed Health Care Cost Trend Rates at Year-end:	2024	2023
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.00%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2031	2030

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 10 – Employee Benefit Plans (continued)
Contributions
The Company expects to contribute $112 to its postretirement medical and life insurance plan in 2025.

Estimated Future Benefits

The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2025	$112
2026	134
2027	128
2028	150
2029	169
2030-2033	873

Multi-Employer Pension Plan

Through the acquisition of River Valley Bancorp, the Company acquired a participation in a multi-employer defined benefit pension plan. Effective December 31, 2015, the plan was frozen. Pension expense was approximately $141 during 2023. Specific plan asset and accumulated benefit information for the Company’s portion of the fund is not available. Under the Employee Retirement Income and Security Act of 1974 (“ERISA”), a contributor to a multi-employer pension plan may be liable in the event of complete or partial withdrawal for the benefit payments guaranteed under ERISA. The Company withdrew from this multi-employer pension plan in the second quarter of 2024. As a result, the Company accrued a withdrawal liability totaling $101 as of December 31, 2023. The withdrawal expense was fully accrued at December 31, 2023, and no additional pension expense was incurred in 2024.

The Company participated in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under ERISA and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $142,405 for the plan year ended June 30, 2022. The Company’s contributions to the Pentegra DB Plan for the fiscal year ending December 31, 2023 were not more than 5% of total contributions to the Pentegra DB Plan for the year ending June 30, 2022.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 - Income Taxes

The provision for income taxes consists of the following:

	2024	2023	2022

Current Federal	$17,521	$13,067	$13,049
Current State	3,306	1,934	1,763
Deferred Federal	(766)	2,602	1,868
Deferred State	227	156	671
Total	$20,288	$17,759	$17,351

Effective tax rates differ from the federal statutory rate of 21% for 2024, 2023 and 2022 applied to income before income taxes due to the following:

	2024	2023	2022

Statutory Rate Times Pre-tax Income	$21,861	$21,766	$20,827
Add (Subtract) the Tax Effect of:
Income from Tax-exempt Loans and Investments	(4,008)	(4,951)	(5,223)
Non-deductible Merger Costs	50	—	177
State Income Tax, Net of Federal Tax Effect	2,782	1,651	1,923
General Business Tax Credits	(1,190)	(1,128)	(1,038)
Amortization of Tax Credit Investments	1,136	1,101	1,040
Company Owned Life Insurance	(432)	(363)	(476)
Other Differences	89	(317)	121
Total Income Taxes	$20,288	$17,759	$17,351

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)
The net deferred tax asset/(liability) at December 31 consists of the following:

	2024	2023
Deferred Tax Assets:
Allowance for Credit Losses	$11,088	$10,888
Lease Liability (Operating Leases)	1,121	1,313
Unrealized Loss on Securities	58,803	57,882
Deferred Compensation and Employee Benefits	933	1,026
Other-than-temporary Impairment	246	245
Accrued Expenses	1,248	1,224
Pension and Postretirement Plans	182	182
Other Real Estate Owned	41	41
Non-Accrual Loan Interest Income	355	449
Net Operating Loss Carryforward	488	650
Other	1,046	879
Total Deferred Tax Assets	75,551	74,779
Deferred Tax Liabilities:
Depreciation	(3,095)	(3,416)
Leasing Activities, Net	(13,039)	(12,926)
FHLB Stock Dividends	(432)	(455)
Prepaid Expenses	(136)	(154)
Intangibles	(2,061)	(2,376)
Deferred Loan Fees	(996)	(954)
Mortgage Servicing Rights	(44)	(51)
Right of Use Asset (Operating Leases)	(1,080)	(1,274)
Business Combination Fair Value Adjustments	(640)	(478)
Other	(1,198)	(1,325)
Total Deferred Tax Liabilities	(22,721)	(23,409)
Valuation Allowance	—	—
Net Deferred Tax Asset/(Liability)	$52,830	$51,370
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

Retained earnings at December 31, 2024, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2024 was approximately $1,070.

As of December 31, 2024, the Company had Kentucky net operating loss carryforwards of $12,346, which expire in years ranging from 2029 through 2040. These net operating loss carryforwards are expected to be fully utilized before their expiration dates.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)
Unrecognized Tax Benefits

The Company had no unrecognized tax benefits as of December 31, 2024, 2023, and 2022, and did not recognize any increase in unrecognized benefits during 2024 relative to any tax positions taken in 2024. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2024, 2023, and 2022. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2020. The Company and its corporate subsidiaries file combined/unitary returns in various states, which are subject to examination for all years after 2020.

NOTE 12 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2024, 2023 and 2022. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Year Ended
	December 31,
Non-interest Income	2024	2023	2022
In-Scope of Topic 606:
Wealth Management Fees	$14,416	$11,711	$10,076
Service Charges on Deposit Accounts	12,669	11,538	11,457
Insurance Revenues	4,384	9,596	10,020
Interchange Fee Income	17,125	17,452	15,820
Other Operating Income:
ATM Fees	1,197	1,185	1,235
Wire Transfer Fees	709	696	737
Other (1)	1,100	1,251	1,251
Non-interest Income (in-scope of Topic 606)	51,600	53,429	50,596
Non-interest Income (out-of-scope of Topic 606)	11,060	6,832	8,537
Total Non-interest Income	$62,660	$60,261	$59,133
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively, all of which are within scope of ASC 606.

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
NOTE 12 – Revenue Recognition (continued)

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

NOTE 13 - Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2024	2023	2022
Basic Earnings per Share:
Net Income	$83,811	$85,888	$81,825
Weighted Average Shares Outstanding	29,656,416	29,557,567	29,464,591

Basic Earnings per Share	$2.83	$2.91	$2.78

Diluted Earnings per Share:
Net Income	$83,811	$85,888	$81,825

Weighted Average Shares Outstanding	29,656,416	29,557,567	29,464,591
Potentially Dilutive Shares, Net	—	—	—
Diluted Weighted Average Shares Outstanding	29,656,416	29,557,567	29,464,591

Diluted Earnings per Share	$2.83	$2.91	$2.78

There were no anti-dilutive shares at December 31, 2024, 2023, and 2022. There were no stock options outstanding at December 31, 2024, 2023 and 2022. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

NOTE 14 - Leases

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

The components of lease expense were as follows:

	December 31, 2024	December 31, 2023
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210	$210
Interest on Lease Liabilities	280	304
Operating Lease Cost	1,319	1,424
Short-term Lease Cost	—	—
Total Lease Cost	$1,809	$1,938

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Leases (continued)

The weighted average lease term and discount rates were as follows:

	December 31, 2024	December 31, 2023
Weighted Average Remaining Lease Term:
Finance Leases	7 years	8 years
Operating Leases	6 years	7 years

Weighted Average Discount Rate:
Finance Leases	11.34%	11.37%
Operating Leases	3.10%	3.07%

Supplemental balance sheet information related to leases were as follows:

	December 31, 2024	December 31, 2023

Finance Leases
Premises, Furniture and Equipment, Net	$1,438	$1,648
Other Borrowings	$2,403	$2,642

Operating Leases
Operating Lease Right-of-Use Assets	$4,315	$5,180
Operating Lease Liabilities	$4,484	$5,337

Supplemental cash flow information related to leases were as follows:

	December 31, 2024	December 31, 2023
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$280	$304
Operating Cash Flows from Operating Leases	1,307	1,395
Financing Cash Flows from Finance Leases	261	211

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2024
	Finance Leases	Operating Leases

Year 1	$519	$1,142
Year 2	519	908
Year 3	486	711
Year 4	438	665
Year 5	438	498
Thereafter	1,071	1,013
Total Lease Payments	3,471	4,937
Less Imputed Interest	(1,068)	(453)
Total	$2,403	$4,484

NOTE 15 - Commitments and Off-balance Sheet Items

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Commitments and Off-balance Sheet Items (continued)

Commitments and contingent liabilities are summarized as follows, at December 31:

	2024		2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$19,477	$734,821	$13,978	$689,295
Commercial Operating Lines	83,754	544,757	120,352	546,016
Residential Mortgages	13,602	525	11,855	3,521
Total Commitments to Fund Loans	$116,833	$1,280,103	$146,185	$1,238,832

Commitments to Sell Loans:
Mandatory	$2,715	$—	$—	$—
Non-mandatory	$6,043	$—	$5,992	$—

Standby Letters of Credit	$2,170	$12,586	$3,340	$16,161

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

NOTE 16 - Fair Value

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2024, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)
Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Collateral Dependent Loans: Fair values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances includes consideration of offers obtained to purchase properties prior to foreclosure. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value in the cost to replace the current property. Value of market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Comparable sales adjustments are based on known sales prices of similar type and similar use properties and duration of time that the property has been on the market to sell. Such adjustments made in the appraisal process are typically significant and result in a Level 3 classification of the inputs for determining fair value.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$110,864	$—	$—	$110,864
Obligations of State and Political Subdivisions	—	463,169	—	463,169
MBS/CMO	—	702,179	—	702,179
US Gov’t Sponsored Entities & Agencies	—	241,075	—	241,075
Total Securities	$110,864	$1,406,423	$—	$1,517,287

Loans Held-for-Sale	$—	$8,239	$—	$8,239

Derivative Assets	$—	$6,439	$—	$6,439

Derivative Liabilities	$—	$6,476	$—	$6,476

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$—	$—	$—	$—
Obligations of State and Political Subdivisions	—	768,800	75	$768,875
MBS/CMO	—	644,056	984	$645,040
US Gov’t Sponsored Entities & Agencies	—	182,917	—	182,917
Total Securities	$—	$1,595,773	$1,059	$1,596,832

Loans Held-for-Sale	$—	$5,226	$—	$5,226

Derivative Assets	$—	$7,458	$—	$7,458

Derivative Liabilities	$—	$7,467	$—	$7,467

As of December 31, 2024 and 2023, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale were as follows:

	2024	2023
Aggregate Fair Value	$8,239	$5,226
Contractual Balance	8,111	5,125
Gain (Loss)	128	101

The total amount of gains(losses) from changes in fair value included in earnings for the years ended December 31, 2024, 2023 and 2022 for loans held for sale were $27, $(25), and $(163), respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2024 and 2023:

	Obligations of State and Political Subdivisions		MBS/CMO
	2024	2023	2024	2023
Balance of Recurring Level 3 Assets at January 1	$75	$83	$984	$906
Total Gains (Losses) Included in Other Comprehensive Income	2	(8)	69	78
Maturities / Calls	(15)	—	—	—
Transfers out of Level 3	(62)	—	(1,053)	—
Balance of Recurring Level 3 Assets at December 31	$—	$75	$—	$984

Of the total gain/loss included in earnings for the years ended December 31, 2024 and 2023, $56 and $70 was attributable to other changes in fair value, respectively.

As of December 31, 2024, one MBS/CMO Security with a fair value of $1,053 and one Obligation of State and Political Subdivisions security with a fair value of $62 were transferred from Level 3 to Level 2 because observable market data became available.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)
Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$3,695	$3,695
Commercial Real Estate Loans	—	—	1,402	1,402
Agricultural Loans	—	—	1,910	1,910
Consumer Loans	—	—	10	10
Home Equity Loans	—	—	328	328
Residential Mortgage Loans	—	—	303	303

	Fair Value Measurements at December 31, 2023 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$2,506	$2,506
Commercial Real Estate Loans	—	—	3,447	3,447
Agricultural Loans	—	—	2,395	2,395
Consumer Loans	—	—	9	9
Home Equity Loans	—	—	326	326
Residential Mortgage Loans	—	—	450	450

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2024 and 2023. No charge to earnings was included in the years ended December 31, 2024 and 2023.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2024 and 2023:

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Collateral Dependent Loans - Commercial and Industrial Loans	$3,695	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 88% (53%)
Collateral Dependent Loans - Commercial Real Estate Loans	$1,402	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 68% (46%)
Collateral Dependent Loans - Agricultural Loans	$1,910	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (57%)
Collateral Dependent Loans - Consumer Loans	$10	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Home Equity Loans	$328	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$303	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% -20% (20%)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)

December 31, 2023	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Collateral Dependent Loans - Commercial and Industrial Loans	$2,506	Sales comparison approach	Adjustment for physical condition of comparable properties sold	23% - 100% (33%)
Collateral Dependent Loans - Commercial Real Estate Loans	$3,447	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 68% (42%)
Collateral Dependent Loans - Agricultural Loans	$2,395	Sales comparison approach	Adjustment for physical condition of comparable properties sold	31% - 100% (51%)
Collateral Dependent Loans - Consumer Loans	$9	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Home Equity Loans	$326	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$450	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2024 and 2023. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$188,792	$69,249	$119,543	$—	$188,792
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	4,072,818	—	—	3,993,595	3,993,595
Accrued Interest Receivable	31,280	—	8,499	22,781	31,280
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,412,474)	(4,412,474)	—	—	(4,412,474)
Time Deposits	(916,601)	—	(911,059)	—	(911,059)
Short-term Borrowings	(56,862)	—	(56,862)	—	(56,862)
Long-term Debt	(153,269)	—	(77,591)	(75,210)	(152,801)
Accrued Interest Payable	(8,468)	—	(8,116)	(352)	(8,468)

		Fair Value Measurements at December 31, 2023 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$115,330	$78,805	$36,525	$—	$115,330
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	3,918,184	—	—	3,801,738	3,801,738
Accrued Interest Receivable	30,595	—	10,014	20,581	30,595
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,485,921)	(4,485,921)	—	—	(4,485,921)
Time Deposits	(767,042)	—	(759,217)	—	(759,217)
Short-term Borrowings	(65,968)	(25,000)	(40,968)	—	(65,968)
Long-term Debt	(127,969)	—	(52,522)	(74,562)	(127,084)
Accrued Interest Payable	(7,073)	—	(6,701)	(372)	(7,073)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 16 – Segment Information
The Company’s reportable segments are determined by the type of products and services offered and the level of information provided to the Company’s chief operating decision maker, who uses such information in evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocation resources.

For the first five months of 2024, the Company’s operations include three primary segments: core banking, wealth management services, and insurance operations. On June 1, 2024, the Company sold substantially all of the assets of its insurance operations and ceased insurance-related activities for the Company. As a result of the sale, insurance revenue and expenses reported within the accompanying financial statements reflect operations during the first five months of 2024. See Note 2 for additional information on this sale.

The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets by the Company’s banking subsidiary, German American Bank, which operated through 74 banking offices at December 31, 2024. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The wealth management segment’s revenues are comprised primarily of fees generated by the wealth advisory and trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment offered a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets. Commissions derived from the sale of insurance products by GAI were the primary source of revenue for the insurance segment.

The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the three segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the column labeled “Other” below.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2024
Interest and Fees on Loans	$240,241	$—	$—	$—	$240,241
Interest on Securities and Other Short-term Investments	50,552	158	1	532	51,243
Net Gains on Sales of Loans	3,054	—	—	—	3,054
Wealth Management Fees	6	14,410	—	—	14,416
Insurance Revenues	—	1	4,383	—	4,384

Reconciliation of Revenue:
Other Revenues					40,806
Elimination of Intercompany Revenues					(441)
Total Consolidated Revenue					353,703

Less:
Interest on Deposits	91,063	—	—	—	91,063
Interest on FHLB Advances and Other Borrowings	3,656	—	—	6,174	9,830
Provision for Credit Losses	2,775	—	—	—	2,775
Salaries and Employee Benefits	71,610	6,958	3,079	610	82,257

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					64,120
Elimination of Intersegment Expenses					(441)
Income before Income Taxes					104,099

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	70,418	5,381	37,595	(9,295)	104,099
Segment Assets at December 31, 2024	6,340,396	13,544	—	(58,030)	6,295,910
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2023
Interest and Fees on Loans	$212,517	$—	$—	$—	$212,517
Interest on Securities and Other Short-term Investments	43,886	120	56	402	44,464
Net Gains on Sales of Loans	2,363	—	—	—	2,363
Wealth Management Fees	5	11,706	—	—	11,711
Insurance Revenues	1	24	9,572	(1)	9,596

Reconciliation of Revenue:
Other Revenues					36,591
Elimination of Intercompany Revenues					(325)
Total Consolidated Revenue					316,917

Less:
Interest on Deposits	57,241	—	—	—	57,241
Interest on FHLB Advances and Other Borrowings	3,947	—	—	5,360	9,307
Provision for Credit Losses	2,550	—	—	—	2,550
Salaries and Employee Benefits	70,355	6,240	6,114	535	83,244

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					61,253
Elimination of Intersegment Expenses					(325)
Income before Income Taxes					103,647

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	103,735	3,669	2,238	(5,995)	103,647
Segment Assets at December 31, 2023	6,137,687	9,508	3,509	1,494	6,152,198
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 17 – Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2022
Interest and Fees on Loans	$169,158	$—	$—	$—	$169,158
Interest on Securities and Other Short-term Investments	49,605	46	27	215	49,893
Net Gains on Sales of Loans	3,818	—	—	—	3,818
Wealth Management Fees	4	10,072	—	—	10,076
Insurance Revenues	31	12	9,977	—	10,020

Reconciliation of Revenue:
Other Revenues					35,219
Elimination of Intercompany Revenues					(125)
Total Consolidated Revenue					278,059

Less:
Interest on Deposits	13,639	—	—	—	13,639
Interest on FHLB Advances and Other Borrowings	865	—	—	3,963	4,828
Provision for Credit Losses	6,350	—	—	—	6,350
Salaries and Employee Benefits	72,240	5,557	5,814	534	84,145

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					70,046
Elimination of Intersegment Expenses					(125)
Income before Income Taxes					99,176

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	100,838	2,848	3,001	(7,511)	99,176
Segment Assets at December 31, 2022	6,152,346	8,846	14,706	(19,907)	6,155,991
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 - Parent Company Financial Statements
The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Cash	$96,281	$66,835
Securities Available-for-Sale	3,757	4,112
Other Investments	353	353
Investment in Subsidiary Bank	676,916	652,452
Investment in Non-banking Subsidiaries	—	1,975
Other Assets	15,984	15,097
Total Assets	$793,291	$740,824

LIABILITIES
Borrowings	$75,866	$75,327
Other Liabilities	2,358	1,939
Total Liabilities	78,224	77,266

SHAREHOLDERS’ EQUITY
Common Stock	29,677	29,585
Additional Paid-in Capital	392,266	389,411
Retained Earnings	513,588	461,622
Accumulated Other Comprehensive Income (Loss)	(220,464)	(217,060)
Total Shareholders’ Equity	715,067	663,558
Total Liabilities and Shareholders’ Equity	$793,291	$740,824

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2024	2023	2022
INCOME
Dividends from Subsidiaries
Bank	$65,000	$50,000	$35,000
Non-bank	—	—	—
Interest Income	533	277	104
Other Income (Loss)	1	(28)	31
Total Income	65,534	50,249	35,135

EXPENSES
Salaries and Employee Benefits	610	535	535
Professional Fees	1,637	777	1,989
Occupancy and Equipment Expense	8	8	8
Interest Expense	6,174	5,360	3,963
Other Expenses	1,399	1,183	1,162
Total Expenses	9,828	7,863	7,657
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	55,706	42,386	27,478
Income Tax Benefit	2,225	2,215	1,947
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	57,931	44,601	29,425
Equity in Undistributed Income of Subsidiaries	25,880	41,287	52,400
NET INCOME	83,811	85,888	81,825

Other Comprehensive Income (Loss):
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	(3,404)	46,378	(278,976)
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	—	—	54
TOTAL COMPREHENSIVE INCOME (LOSS)	$80,407	$132,266	$(197,097)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$83,811	$85,888	$81,825
Adjustments to Reconcile Net Income to Net Cash from Operations
Net Amortization on Securities	8	—	—
Change in Other Assets	(989)	3,929	3,861
Change in Other Liabilities	1,065	(3,113)	1,200
Equity Based Compensation	2,947	2,332	2,330
Equity in Excess Undistributed Income of Subsidiaries	(25,880)	(41,287)	(52,400)
Net Cash from Operating Activities	60,962	47,749	36,816

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls and Redemptions of Securities Available-for-Sale	329	—	—
Cash Used for Business Acquisitions	—	—	(49,644)
Net Equity in Dissolution of Subsidiary	—	1,978	—
Net Cash from Investing Activities	329	1,978	(49,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid	(31,845)	(29,433)	(27,022)
Net Cash from Financing Activities	(31,845)	(29,433)	(27,022)

Net Change in Cash and Cash Equivalents	29,446	20,294	(39,850)
Cash and Cash Equivalents at Beginning of Year	66,835	46,541	86,391
Cash and Cash Equivalents at End of Year	$96,281	$66,835	$46,541

NOTE 19 - Business Combinations, Goodwill and Intangible Assets

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

NOTE 19 – Business Combinations, Goodwill and Intangible Assets (continued)

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Business Combinations, Goodwill and Intangible Assets (continued)

Unaudited Pro Forma Year Ended 12/31/2022
Net Interest Income	$200,584
Non-interest Income	59,133
Total Revenue	259,717
Provision for Credit Losses	50
Non-interest Expense	141,868
Income Before Income Taxes	117,799
Income Tax Expense	21,858
Net Income	$95,941
Earnings Per Share and Diluted Earnings Per Share	$3.26
For the year ended December 31, 2022, the above pro forma financial information excludes non-recurring merger costs that totaled $12,323 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $6,300 on a pre-tax basis.

Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2024, 2023, and 2022, were classified as follows:

	2024	2023	2022

Beginning of Year	$180,357	$180,357	$121,761
Acquired Goodwill	—	—	58,596
Divested Goodwill	(1,332)	—	—
Impairment	—	—	—
End of Year	$179,025	$180,357	$180,357

The carrying amount of goodwill totaling $179,025 at December 31, 2024 is allocated to the core banking segment. Of the $180,357 carrying amount of goodwill, $179,025 is allocated to the core banking segment, and $1,332 is allocated to the insurance segment for both periods ended December 31, 2023 and 2022. The decrease of $1,332 in 2024 is attributable to the sale of substantially all of the assets of German American Insurance, Inc. For additional information on the sale, see Note 2.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2024, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2024
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$33,247	$(29,843)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	—	—
Total	$33,504	$(30,100)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Business Combinations, Goodwill and Intangible Assets (continued)

	2023
	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$33,247	$(27,811)
Branch Acquisition Intangible	257	(257)
Insurance
Customer List	5,408	(5,408)
Total	$38,912	$(33,476)
Amortization Expense was $2,032, $2,840 and $3,711, for 2024, 2023 and 2022, respectively.

Estimated amortization expense for each of the next five years is as follows:

2025	$1,394
2026	916
2027	593
2028	361
2029	138

NOTE 20 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2024 and 2023, net of tax:

December 31, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(216,546)	$(514)	$(217,060)
Other Comprehensive Income (Loss) Before Reclassification	(30,511)	—	(30,511)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	27,107	—	27,107
Net Current Period Other
Comprehensive Income (Loss)	(3,404)	—	(3,404)
Ending Balance	$(219,950)	$(514)	$(220,464)

December 31, 2023	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(262,924)	$(514)	$(263,438)
Other Comprehensive Income (Loss) Before Reclassification	46,410	—	46,410
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(32)	—	(32)
Net Current Period Other
Comprehensive Income (Loss)	46,378	—	46,378
Ending Balance	$(216,546)	$(514)	$(217,060)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 20 – Other Comprehensive Income (Loss) (continued)
The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2024:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$(34,788)	Net Gain (Losses) on Securities
	7,681	Income Tax Expense
	(27,107)	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$(27,107)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$40	Net Gain (Losses) on Securities
	(8)	Income Tax Expense
	32	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$32

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2022:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$562	Net Gain (Losses) on Securities
	$(118)	Income Tax Expense
	444	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$444

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 21 – Subsequent Events
On February 1, 2025, the Company completed its previously announced acquisition of Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Company. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Company’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati.

As of December 31, 2024, Heartland had total assets of approximately $1.97 billion (unaudited), total loans of approximately $1.56 billion (unaudited), and total deposits of approximately $1.75 billion (unaudited). The acquired assets and liabilities will be recorded at fair value at the date of acquisition and will be reflected in the Company’s March 31, 2025 financial statements as such. At the time of these consolidated financial statements, the Company is evaluating Heartland’s loan portfolio to determine the impact of day-one accounting under the CECL methodology. Valuations and appraisals on other assets and liabilities are also in process and are not complete as of the time of these financial statements.

The Company issued approximately 7.74 million shares of its common stock, and paid approximately $23.1 million in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger.

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana, Kentucky and Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

Consideration
Cash for Stock Options, 401K Shares and Fractional Shares	$23,102
Equity Instruments	320,007
Fair Value of Total Consideration Transferred	$343,109

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

None.

(b)    Insider trading arrangements.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Members of the Board,” “Code of Business Conduct,” “Committees and Attendance,” and “Director Nominations Process” under the heading “Corporate Governance and Board Matters,” and under the headings “Executive Officers,” “Section 16(a): Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee,” and “Executive Compensation and Related Information – Insider Trading Policy and Anti-Hedging Provision,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2025 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2025 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2025 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2025 Proxy Statement, which sections are incorporated herein by reference.

Equity Compensation Plan Information
The Company maintains two equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the “2019 ESPP”). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,370,595	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,370,595

(a)On December 31, 2024, participants under the 2019 ESPP exercised options to purchase 3,783 Common Shares at the purchase price of $39.69 per share. The Company settled the option exercises in January 2025 with shares purchased on the open market.

(b)Represents 750,000 shares at December 31, 2024 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 620,595 shares that were available for grant or issuance at December 31, 2024 under the 2019 LTI Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 9 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2025 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2025 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

4.5
Form of 5.0% Fixed-to-Floating Rate Subordinated Note due 2030 of Heartland BancCorp is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2025 (SEC File No. 001-15877).

4.6
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

10.4*
Second Amendment to the German American Bancorp, Inc. Nonqualified Savings Plan, effective January 1, 2024 is incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 27, 2024 (SEC File No. 001-15877).

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

10.7*
Description of Director Compensation Arrangements, effective as of July 1, 2024, is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 9, 2024 (SEC File No. 001-15877).

10.8*
Description of Executive Management Incentive Plan for 2022 (awards payable in 2023) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 11, 2022 (SEC File No. 001-15877).

10.9*
Description of Executive Management Incentive Plan for 2023 (awards payable in 2024) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 3, 2023 (SEC File No. 001-15877).

10.10*
Description of Executive Management Incentive Plan for 2024 (awards payable in 2025) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 7, 2024 (SEC File No. 001-15877).

Exhibit No.	Description
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

10.12*
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2019 Long-Term Equity Incentive Plan in conjunction with Management Long-Term Incentive Plans in effect prior to 2024 is incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.13*+
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2019 Long-Term Equity Incentive Plan in conjunction with Management Long-Term Incentive Plans in effect for 2024 and thereafter.

10.14*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2019 Long-Term Equity Incentive Plan to Directors as part of annual compensation arrangements in effect for compensation periods commencing prior to July 1, 2024 is incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 2, 2020 (SEC File No. 001-15877).

10.15*+
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2019 Long-Term Equity Incentive Plan to Directors as part of annual compensation arrangements in effect for compensation periods commencing on or after July 1, 2024.

10.16*
German American Bancorp, Inc. Amended and Restated 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

10.17*
German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 001-15877).

19+	German American Bancorp, Inc. Insider Trading Policy
21+	Subsidiaries of the Registrant
23+	Consent of Crowe LLP
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Financial Officer.
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Financial Officer.
97
German American Bancorp, Inc. Incentive Compensation Recovery Policy is incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed February 27, 2024 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	March 3, 2025	By: /s/D. Neil Dauby
D. Neil Dauby, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	March 3, 2025	/s/D. Neil Dauby
D. Neil Dauby, Chairman and Chief Executive Officer (principal executive officer)

Date:	March 3, 2025	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	March 3, 2025	/s/Angela Curry
Angela Curry, Director

Date:	March 3, 2025	/s/Sue J. Ellspermann
Sue J. Ellspermann, Director

Date:	March 3, 2025	/s/Marc D. Fine
Marc D. Fine, Director

Date:	March 3, 2025	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	March 3, 2025	/s/G. Scott McComb
G. Scott McComb, Director

Date:	March 3, 2025	/s/Diane B. Medley
Diane B. Medley, Director

Date:	March 3, 2025	/s/M. Darren Root
M. Darren Root, Director

Date:	March 3, 2025	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	March 3, 2025	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	March 3, 2025	/s/Ronnie R. Stokes
Ronnie R. Stokes, Director

Date:	March 3, 2025	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	March 3, 2025	/s/Bradley M. Rust
Bradley M. Rust, President and Chief Financial Officer (principal financial officer)

Date:	March 3, 2025	/s/Vicki L. Schuler
Vicki L. Schuler, Senior Vice President, Controller (principal accounting officer)