Form 10-Q
period 2025-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2025-05-12
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2025

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

As of May 9, 2025, the registrant had 37,480,693 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2024, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

*****

GLOSSARY OF TERMS AND ACRONYMS
As used in this Report, references to “German American,” “Company,” “we,” “our,” “us,” and similar terms refer to German American Bancorp, Inc. and its consolidated subsidiaries as a whole. Occasionally, we will refer to the terms “German American Bancorp,” “Bancorp,” “parent company” or “holding company” when we mean to refer to only German American Bancorp, Inc. and the term “Bank” when we mean to refer only to German American Bank, the Company’s bank subsidiary.
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
SOFR:    Secured Overnight Financing Rate

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and Due from Banks	$79,113	$69,249
Federal Funds Sold and Other Short-term Investments	363,178	119,543
Cash and Cash Equivalents	442,291	188,792

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,827,749 for March 31, 2025; Amortized Cost $1,796,040 for December 31, 2024; No Allowance for Credit Losses)	1,562,684	1,517,287
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	6,713	8,239

Loans	5,654,944	4,133,267
Less: Unearned Income	(8,418)	(8,365)
Allowance for Credit Losses	(75,158)	(44,436)
Loans, Net	5,571,368	4,080,466

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	18,105	14,423
Premises, Furniture and Equipment, Net	141,387	104,045
Other Real Estate	48	—
Goodwill	376,507	179,025
Intangible Assets	41,956	4,018
Company Owned Life Insurance	107,949	86,710
Accrued Interest Receivable and Other Assets	149,832	112,052
TOTAL ASSETS	$8,419,693	$6,295,910

LIABILITIES
Non-interest-bearing Demand Deposits	$1,889,673	$1,399,270
Interest-bearing Demand, Savings, and Money Market Accounts	3,788,889	3,013,204
Time Deposits	1,419,323	916,601
Total Deposits	7,097,885	5,329,075

FHLB Advances and Other Borrowings	216,542	210,131
Accrued Interest Payable and Other Liabilities	59,224	41,637
TOTAL LIABILITIES	7,373,651	5,580,843

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,481	29,677
Additional Paid-in Capital	704,950	392,266
Retained Earnings	513,292	513,588
Accumulated Other Comprehensive Income (Loss)	(209,681)	(220,464)
TOTAL SHAREHOLDERS’ EQUITY	1,046,042	715,067
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,419,693	$6,295,910
End of period shares issued and outstanding	37,481,716	29,677,093

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Interest and Fees on Loans	$81,505	$57,826
Interest on Federal Funds Sold and Other Short-term Investments	2,216	299
Interest and Dividends on Securities:
Taxable	9,121	4,852
Non-taxable	3,374	5,281
TOTAL INTEREST INCOME	96,216	68,258

INTEREST EXPENSE
Interest on Deposits	27,028	20,989
Interest on FHLB Advances and Other Borrowings	2,616	2,275
TOTAL INTEREST EXPENSE	29,644	23,264

NET INTEREST INCOME	66,572	44,994
Provision for Credit Losses	15,300	900
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	51,272	44,094

NON-INTEREST INCOME
Wealth Management Fees	3,836	3,366
Service Charges on Deposit Accounts	3,486	2,902
Insurance Revenues	—	2,878
Company Owned Life Insurance	575	441
Interchange Fee Income	4,421	4,087
Other Operating Income	1,690	1,362
Net Gains on Sales of Loans	832	751
Net Gains (Losses) on Securities	—	35
TOTAL NON-INTEREST INCOME	14,840	15,822

NON-INTEREST EXPENSE
Salaries and Employee Benefits	28,040	21,178
Occupancy Expense, Furniture and Equipment Expense	4,663	3,804
FDIC Premiums	900	729
Data Processing Fees	5,495	2,811
Professional Fees	4,184	1,595
Advertising and Promotion	1,454	1,138
Intangible Amortization	2,070	578
Other Operating Expenses	5,976	4,905
TOTAL NON-INTEREST EXPENSE	52,782	36,738

Income before Income Taxes	13,330	23,178
Income Tax Expense	2,813	4,156
NET INCOME	$10,517	$19,022

Basic Earnings per Share	$0.30	$0.64
Diluted Earnings per Share	$0.30	$0.64

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2025	2024

NET INCOME	$10,517	$19,022

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	13,688	(25,178)
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	(35)
Tax Effect	(2,905)	5,318
Net of Tax	10,783	(19,895)

Total Other Comprehensive Income (Loss)	10,783	(19,895)

COMPREHENSIVE INCOME (LOSS)	$21,300	$(873)

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2025	29,677,093	$29,677	$392,266	$513,588	$(220,464)	$715,067

Net Income	—	—	—	10,517	—	10,517
Other Comprehensive Income (Loss)	—	—	—	—	10,783	10,783
Cash Dividends ($0.29 per share)	—	—	—	(10,813)	—	(10,813)
Issuance of Common Stock for:
Acquisition of Heartland BancCorp	7,742,723	7,743	312,264	—	—	320,007
Restricted Share Grants Net	61,900	61	420	—	—	481

Balances, March 31, 2025	37,481,716	$37,481	$704,950	$513,292	$(209,681)	$1,046,042

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2024	29,584,709	$29,585	$389,411	$461,622	$(217,060)	$663,558

Net Income	—	—	—	19,022	—	19,022
Other Comprehensive Income (Loss)	—	—	—	—	(19,895)	(19,895)
Cash Dividends ($0.27 per share)	—	—	—	(7,955)	—	(7,955)
Issuance of Common Stock for:
Restricted Share Grants Net	84,310	84	440	—	—	524

Balances, March 31, 2024	29,669,019	$29,669	$389,851	$472,689	$(236,955)	$655,254

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$10,517	$19,022
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	(426)	1,403
Depreciation and Amortization	3,748	2,339
Loans Originated for Sale	(29,096)	(29,017)
Proceeds from Sales of Loans Held-for-Sale	32,134	24,575
Provision for Credit Losses	15,300	900
Gain on Sale of Loans, Net	(832)	(751)
(Gain) Loss on Securities, Net	—	(35)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(4)	2
Increase in Cash Surrender Value of Company Owned Life Insurance	(579)	(454)
Equity Based Compensation	481	524
Change in Assets and Liabilities:
Interest Receivable and Other Assets	(490)	445
Interest Payable and Other Liabilities	7,175	4,900
Net Cash from Operating Activities	37,928	23,853

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	125,188	39,122
Proceeds from Sales of Securities Available-for-Sale	205,376	62,162
Purchase of Securities Available-for-Sale	(141,489)	(70,303)
Proceeds from Redemption of Federal Home Loan Bank Stock	3,310	57
Loans Made to Customers, Net of Payments Received	(2,971)	(1,739)
Property and Equipment Expenditures	(1,253)	(1,238)
Acquisition of Heartland Bancorp.	22,665	—
Net Cash from Investing Activities	210,826	28,061

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	38,126	(33,578)
Change in Short-term Borrowings	(22,532)	(2,204)
Advances in Long-term Debt	—	25,000
Repayments of Long-term Debt	(36)	(25,037)
Dividends Paid	(10,813)	(7,955)
Net Cash from Financing Activities	4,745	(43,774)

Net Change in Cash and Cash Equivalents	253,499	8,140
Cash and Cash Equivalents at Beginning of Year	188,792	115,330
Cash and Cash Equivalents at End of Period	$442,291	$123,470

Cash Paid During the Period for
Interest	$21,176	$21,101
Income Taxes	—	—

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(731)	$827

See Note 16 regarding non-cash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)
NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company”) conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders’ equity based on these reclassifications.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company adopted this standard and updated the segment disclosure. See Note 9 for additional information.

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
Based on management’s review of Accounting Standards Codification 205-20-45, the sale of GAI was determined not to have met all necessary criteria to be considered discontinued operations at, or prior to, the time of the sale.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2025	2024
Basic Earnings per Share:
Net Income	$10,517	$19,022
Weighted Average Shares Outstanding	34,680,719	29,599,491
Basic Earnings per Share	$0.30	$0.64

Diluted Earnings per Share:
Net Income	$10,517	$19,022

Weighted Average Shares Outstanding	34,680,719	29,599,491
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	34,680,719	29,599,491
Diluted Earnings per Share	$0.30	$0.64
For the three months ended March 31, 2025 and 2024, there were no anti-dilutive shares.

NOTE 5 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2025
U.S. Treasury	$144,651	$16	$—	$144,667
Obligations of State and Political Subdivisions	595,133	37	(136,336)	458,834
MBS/CMO	806,678	2,169	(99,422)	709,425
US Gov’t Sponsored Entities & Agencies	281,287	480	(32,009)	249,758
Total	$1,827,749	$2,702	$(267,767)	$1,562,684

December 31, 2024
U.S. Treasury	$110,813	$51	$—	$110,864
Obligations of State and Political Subdivisions	587,963	21	(124,815)	463,169
MBS/CMO	817,553	341	(115,715)	702,179
US Gov’t Sponsored Entities & Agencies	279,711	—	(38,636)	241,075
Total	$1,796,040	$413	$(279,166)	$1,517,287

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
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
The amortized cost and fair value of securities available-for-sale at March 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$147,211	$147,230
Due after one year through five years	9,077	8,912
Due after five years through ten years	49,454	43,444
Due after ten years	534,042	403,915
MBS/CMO	806,678	709,425
US Gov’t Sponsored Entities & Agencies	281,287	249,758
Total	$1,827,749	$1,562,684

Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Proceeds from Sales	$205,376	$62,162
Gross Gains on Sales	—	360
Gross Losses on Sales	—	325
Income Taxes on Net Gains (Losses)	—	7

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $1,562,555 and $1,065,880 as of March 31, 2025 and December 31, 2024, respectively.

Below is a summary of securities with unrealized losses as of March 31, 2025 and December 31, 2024, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,101	$(290)	$437,111	$(136,046)	$450,212	$(136,336)
MBS/CMO	77,314	(558)	482,717	(98,864)	560,031	(99,422)
US Gov’t Sponsored Entities & Agencies	65,002	(772)	145,859	(31,237)	210,861	(32,009)
Total	$155,417	$(1,620)	$1,065,687	$(266,147)	$1,221,104	$(267,767)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,249	$(231)	$445,264	$(124,584)	$458,513	$(124,815)
MBS/CMO	176,333	(2,461)	480,235	(113,254)	656,568	(115,715)
US Gov’t Sponsored Entities & Agencies	96,132	(2,989)	144,943	(35,647)	241,075	(38,636)
Total	$285,714	$(5,681)	$1,070,442	$(273,485)	$1,356,156	$(279,166)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses “ACL” is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at March 31, 2025 and December 31, 2024 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at March 31, 2025 or December 31, 2024.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $7,757 at March 31, 2025 and $8,110 at December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2025 and December 31, 2024. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2025, there was no additional impairment recognized through earnings.

NOTE 6 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $142,424 at March 31, 2025 and $149,456 at December 31, 2024. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	March 31, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$142,424	$5,673	$149,456	$6,439

Included in Other Liabilities:
Interest Rate Swaps	$142,424	$5,744	$149,456	$6,476

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Derivatives (continued)
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2025	2024
Interest Rate Swaps:
Included in Other Operating Income	$108	$225

NOTE 7 – Loans

Loans were comprised of the following classifications:

	March 31, 2025	December 31, 2024
Commercial:
Commercial and Industrial Loans	$732,328	$591,785
Commercial Real Estate Loans	3,055,074	2,224,872
Agricultural Loans	455,678	431,037
Leases	79,745	79,253
Retail:
Home Equity Loans	406,280	344,808
Consumer Loans	110,174	81,396
Credit Cards	27,443	22,668
Residential Mortgage Loans	788,222	357,448

Subtotal	5,654,944	4,133,267
Less: Unearned Income	(8,418)	(8,365)
Allowance for Credit Losses	(75,158)	(44,436)
Loans, Net	$5,571,368	$4,080,466

The table above includes $99,318 and $11,178 of purchase credit deteriorated loans as of March 31, 2025 and December 31, 2024, respectively.

As further described in Note 16, during 2025 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on February 1, 2025.

	Acquired Loan Balance	Fair Value Discount	Fair Value
Bank Acquisition	$1,569,631	$(65,658)	$1,503,973
The table below summarizes the remaining carrying amount of acquired loans included in the March 31, 2025 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Loan Balance	$150,597	$783,421	$47,038	$—	$30,325	$59,694	$—	$436,676	$1,507,751
Fair Value (Discount)/Premium	(3,631)	(19,555)	(1,484)	—	(510)	(1,062)	—	(35,552)	(61,794)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows:

2025
Purchase Price of Loans at Acquisition	$94,387
Allowance for Credit Losses at Acquisition	15,908
Non-Credit Discount/(Premium) at Acquisition	6,449
Total	$116,744

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024:

March 31, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,428)	(2,860)	720	(284)	956	(4)	1,788	(1,674)
2/1/2025 Acquired Heartland PCD	5,246	7,080	3,352	—	20	11	—	199	15,908
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for Credit Loss Expense	(75)	819	(273)	34	227	208	245	(411)	774
Loans Charged-off	(126)	—	—	—	(325)	—	(174)	—	(625)
Recoveries Collected	4	—	—	—	113	1	21	—	139
Total Ending Allowance Balance	$15,343	$37,811	$5,306	$1,151	$657	$3,942	$608	$10,340	$75,158

March 31, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for Credit Loss Expense	(556)	833	(187)	27	269	294	150	70	900
Loans Charged-off	(102)	(308)	—	—	(368)	(134)	(149)	—	(1,061)
Recoveries Collected	3	4	—	—	125	7	11	—	150
Total Ending Allowance Balance	$7,266	$26,452	$3,650	$373	$785	$2,001	$395	$2,832	$43,754

The ACL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, and subsequent recoveries, if any, are credited to the ACL. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The Company records the changes in the allowance on loans through earnings as a “Provision for Credit Losses” in the Consolidated Statements of Income.

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. While both methodologies permit the Company to develop reasonable and supportable forecasts, by utilizing the discounted cash flow method, the Company has the ability to better evaluate multiple economic scenarios by capturing macroeconomic conditions within the model assumptions and calculations. This change in methodology resulted in a decline of $1,674 to the allowance.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The methodology for estimating the amount reported in the ACL is the sum of two main components, an allowance assessed on a collective basis for pools of loans that share similar risk characteristics and an allowance assessed on individual loans that do not share similar risk characteristics with other loans. Loans that share common risk characteristics are evaluated collectively using a discounted cash flow approach. The discounted cash flow approach used by the Company utilizes loan-level cash flow projections, pool-level assumptions, multiple economic scenarios from Moody’s, historical and peer group losses and qualitative assumptions.

Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost and are adjusted for balances guaranteed by governmental entities.

The Company evaluates multiple economic scenarios that are designed to capture a range of supportable macroeconomic conditions, taking into consideration the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecasts for the current period are uploaded to the model, which targets certain forecasted macroeconomic factors, such as unemployment rate, value of construction, agriculture prices, housing price index, vacancy rates, debt service burden, and certain rate and market indices. The Company determines the weighting of each scenario based upon historical trends and economic, monetary, and fiscal conditions within the Company’s footprint that could impact future credit losses.

Loans that do not share similar risk characteristics are evaluated on an individual basis to determine the expected allowance for credit loss. When the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs.

The Company has continued to utilize the following portfolio segments and identified the risk characteristics of each portfolio listed below:

Commercial and Industrial Loans - The principal risk of commercial and industrial loans is that these loans are primarily based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most commercial loans are secured by accounts receivable, inventory and equipment. If cash flow from business operations is reduced, the borrower’s ability to repay the loan may diminish, and over time, it may also be difficult to substantiate current value of inventory and equipment. Repayment of these loans is more sensitive than other types of loans to adverse conditions in the general economy.

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

Leases - Leases are primarily for equipment leased to varying types of businesses. If the cash flow from business operations is reduced, the business’s ability to repay the lease is diminished as well.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,301	$6,834	$63
Commercial Real Estate Loans	1,386	4,498	62
Agricultural Loans	139	488	399
Leases	—	—	—
Home Equity Loans	891	989	106
Consumer Loans	30	33	—
Credit Cards	290	290	—
Residential Mortgage Loans	3,476	4,726	84
Total	$7,513	$17,858	$714
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $17,858.
Interest income on non-accrual loans recognized during the three months ended March 31, 2025 totaled $139.

December 31, 2024	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,346	$5,018	$—
Commercial Real Estate Loans	1,268	1,745	183
Agricultural Loans	655	765	5
Leases	—	—	—
Home Equity Loans	1,087	1,087	—
Consumer Loans	63	63	—
Credit Cards	54	54	—
Residential Mortgage Loans	1,977	2,202	—
Total	$6,450	$10,934	$188
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $10,934.

Interest income on non-accrual loans recognized during the year ended December 31, 2024 totaled $291.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$11,726	$6,076	$—	$6,407	$24,209
Commercial Real Estate Loans	38,193	—	—	—	38,193
Agricultural Loans	2,654	665	—	4,853	8,172
Leases	—	—	—	—	—
Home Equity Loans	528	—	—	—	528
Consumer Loans	10	12	—	—	22
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	2,229	—	—	—	2,229
Total	$55,340	$6,753	$—	$11,260	$73,353

December 31, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,986	$90	$—	$58	$6,134
Commercial Real Estate Loans	7,293	—	—	—	7,293
Agricultural Loans	2,777	263	—	—	3,040
Leases	—	—	—	—	—
Home Equity Loans	423	—	—	—	423
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	523	—	—	—	523
Total	$17,012	$353	$—	$58	$17,423

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2025 and December 31, 2024:

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$858	$1,051	$5,389	$7,298	$725,030	$732,328
Commercial Real Estate Loans	3,975	531	4,537	9,043	3,046,031	3,055,074
Agricultural Loans	—	—	786	786	454,892	455,678
Leases	—	—	—	—	79,745	79,745
Home Equity Loans	2,426	166	1,095	3,687	402,593	406,280
Consumer Loans	841	8	32	881	109,293	110,174
Credit Cards	90	66	290	446	26,997	27,443
Residential Mortgage Loans	10,953	110	4,290	15,353	772,869	788,222
Total	$19,143	$1,932	$16,419	$37,494	$5,617,450	$5,654,944

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three months ended March 31, 2025, or the year ended December 31, 2024, resulted in a permanent reduction of the recorded investment in the loan.

During the three months ended March 31, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at March 31, 2025 and December 31, 2024, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$36,196	$127,594	$84,533	$103,045	$69,351	$60,733	$209,007	$690,459
Special Mention	217	620	1,718	536	1,179	3,298	3,473	11,041
Substandard	—	466	3,932	1,264	4,710	10,852	9,604	30,828
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$36,413	$128,680	$90,183	$104,845	$75,240	$74,883	$222,084	$732,328

Current Period Gross Charge-Offs	$—	$99	$—	$27	$—	$—	$—	$126

Commercial Real Estate:
Risk Rating
Pass	$100,815	$421,013	$429,313	$569,166	$484,724	$887,938	$52,412	$2,945,381
Special Mention	95	1,721	13,363	9,729	14,726	26,933	62	66,629
Substandard	86	—	702	3,071	6,804	31,993	408	43,064
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$100,996	$422,734	$443,378	$581,966	$506,254	$946,864	$52,882	$3,055,074

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural:
Risk Rating
Pass	$13,885	$42,579	$38,669	$52,128	$36,885	$145,867	$93,837	$423,850
Special Mention	—	806	1,576	509	652	15,318	3,576	22,437
Substandard	—	421	—	4,805	362	3,640	163	9,391
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$13,885	$43,806	$40,245	$57,442	$37,899	$164,825	$97,576	$455,678

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$7,408	$30,083	$24,567	$7,279	$5,183	$5,225	$—	$79,745
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$7,408	$30,083	$24,567	$7,279	$5,183	$5,225	$—	$79,745

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$118,037	$86,412	$93,406	$64,298	$17,140	$49,181	$143,096	$571,570
Special Mention	147	1,709	787	1,061	1,202	2,044	1,023	7,973
Substandard	108	627	181	3,164	908	3,619	3,635	12,242
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$118,292	$88,748	$94,374	$68,523	$19,250	$54,844	$147,754	$591,785

Current Period Gross Charge-Offs	$—	$4	$96	$64	$—	$13	$46	$223

Commercial Real Estate:
Risk Rating
Pass	$327,488	$315,981	$410,135	$394,698	$187,849	$502,263	$39,271	$2,177,685
Special Mention	433	13,433	1,740	5,395	1,975	12,349	200	35,525
Substandard	—	181	566	5,155	—	5,760	—	11,662
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$327,921	$329,595	$412,441	$405,248	$189,824	$520,372	$39,471	$2,224,872

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$308	$—	$308

Agricultural:
Risk Rating
Pass	$47,179	$35,379	$48,105	$33,666	$35,726	$103,702	$102,251	$406,008
Special Mention	547	1,426	146	822	5,075	10,676	2,065	20,757
Substandard	175	—	—	—	—	4,097	—	4,272
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$47,901	$36,805	$48,251	$34,488	$40,801	$118,475	$104,316	$431,037

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$8	$—	$8

Leases:
Risk Rating
Pass	$32,214	$26,392	$8,272	$6,578	$2,128	$3,669	$—	$79,253
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$32,214	$26,392	$8,272	$6,578	$2,128	$3,669	$—	$79,253

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$10,286	$54,181	$21,670	$10,941	$6,011	$3,772	$3,280	$110,141
Nonperforming	—	3	9	18	—	1	2	33
Total Consumer Loans	$10,286	$54,184	$21,679	$10,959	$6,011	$3,773	$3,282	$110,174

Current Period Gross Charge-Offs	$261	$15	$23	$11	$15	$—	$—	$325

Home Equity:
Payment performance
Performing	$—	$489	$728	$4,022	$789	$4,537	$394,726	$405,291
Nonperforming	—	—	128	401	42	418	—	989
Total Home Equity Loans	$—	$489	$856	$4,423	$831	$4,955	$394,726	$406,280

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Mortgage:
Payment performance
Performing	$15,575	$86,517	$111,678	$205,593	$155,912	$208,221	$—	$783,496
Nonperforming	—	83	295	1,354	1,256	1,738	—	4,726
Total Residential Mortgage Loans	$15,575	$86,600	$111,973	$206,947	$157,168	$209,959	$—	$788,222

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	March 31, 2025	December 31, 2024

Performing	$27,153	$22,614
Nonperforming	290	54

Total	$27,443	$22,668

Excluding business combination activity, no loans were purchased or sold by the Company during the periods ending March 31, 2025 and December 31, 2024.

NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $38,258 and $56,862 as of March 31, 2025 and December 31, 2024, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)
NOTE 9 – Segment Information

For the first three months of 2024, the Company’s operations included three primary segments: core banking, wealth management services, and insurance operations. On June 1, 2024, the Company sold substantially all of the assets of its insurance operations to Hilb Group, and ceased insurance-related activities for the Company. As a result of the sale, insurance revenue and expenses reported within the accompanying financial statements reflect no GAI activity for the first three months of 2025. See Note 3 for additional information on this sale.

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

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended March 31, 2025
Interest and Fees on Loans	$81,505	$—	$—	$—	$81,505
Interest on Securities and Other Short-term Investments	14,623	66	—	135	14,824
Net Gains on Sales of Loans	832	—	—	—	832
Wealth Management Fees	1	3,835	—	—	3,836
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					10,172
Elimination of Intercompany Revenues					(113)
Total Consolidated Revenue					111,056

Less:
Interest on Deposits	27,141	—	—	—	27,141
Interest on FHLB Advances and Other Borrowings	897	—	—	1,719	2,616
Provision for Credit Losses	15,300	—	—	—	15,300
Salaries and Employee Benefits	25,897	1,887	—	256	28,040

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					24,742
Elimination of Intersegment Expenses					(113)
Income before Income Taxes					13,330

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	16,811	1,410	—	(4,891)	13,330
Segment Assets at March 31, 2025	8,457,970	14,593	—	(52,870)	8,419,693
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended March 31, 2024
Interest and Fees on Loans	$57,826	$—	$—	$—	$57,826
Interest on Securities and Other Short-term Investments	10,379	29	1	121	10,530
Net Gains on Sales of Loans	751	—	—	—	751
Wealth Management Fees	1	3,365	—	—	3,366
Insurance Revenues	—	—	2,878	—	2,878

Reconciliation of Revenue:
Other Revenues					8,827
Elimination of Intercompany Revenues					(98)
Total Consolidated Revenue					84,080

Less:
Interest on Deposits	21,087	—	—	—	21,087
Interest on FHLB Advances and Other Borrowings	900	—	—	1,375	2,275
Provision for Credit Losses	900	—	—	—	900
Salaries and Employee Benefits	17,793	1,653	1,730	2	21,178

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					15,560
Elimination of Intersegment Expenses					(98)
Income before Income Taxes					23,178

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	22,800	1,234	899	(1,755)	23,178
Segment Assets at December 31, 2024	6,340,396	13,544	—	(58,030)	6,295,910
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

NOTE 11 – Equity Plans and Equity Based Compensation

During the periods presented, the Company maintained one equity incentive plan under which stock options, restricted stock, and other equity incentive awards could be granted. The Company’s 2019 LTI Plan (the “2019 LTI Plan”), which authorizes a maximum aggregate issuance of 1,000,000 shares of common stock (subject to certain permitted adjustments), became effective on May 16, 2019, following approval of the Company’s shareholders. It will remain in effect until May 16, 2029, or until all shares of common stock subject to the 2019 LTI Plan are distributed, all awards have expired or terminated, or the plan is terminated pursuant to its terms, whichever occurs first.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)
For the three months ended March 31, 2025 and 2024, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2025 and 2024.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2025, the Company granted 61,900 shares of restricted stock. During the three months ended March 31, 2024, the Company granted 80,390 shares of restricted stock. Total unvested shares of restricted stock at March 31, 2025 and December 31, 2024 were 196,453 and 134,553, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2025	2024

Restricted Stock Expense	$761	$640
Cash Entitlement Expense	184	188
Tax Effect	(245)	(215)
Net of Tax	$700	$613

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $6,056 and $6,188 as of March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2025, the Company recorded $8 of expense related to the 2019 ESPP resulting in $6 net of tax. For the three months ended March 31, 2024, the Company recorded $12 of expense related to the 2019 ESPP resulting in $9 net of tax. There was no unrecognized compensation expense as of March 31, 2025 and 2024 for the 2019 ESPP. No stock options were outstanding as of March 31, 2025 and December 31, 2024.

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
March 31, 2025
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2025, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$144,667	$—	$—	$144,667
Obligations of State and Political Subdivisions	—	458,834	—	458,834
MBS/CMO	—	709,425	—	709,425
US Gov’t Sponsored Entities & Agencies	—	249,758	—	249,758
Total Securities	$144,667	$1,418,017	$—	$1,562,684

Loans Held-for-Sale	$—	$6,713	$—	$6,713

Derivative Assets	$—	$5,673	$—	$5,673

Derivative Liabilities	$—	$5,744	$—	$5,744

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$110,864	$—	$—	$110,864
Obligations of State and Political Subdivisions	—	463,169	—	463,169
MBS/CMO	—	702,179	—	702,179
US Gov’t Sponsored Entities & Agencies	—	241,075	—	241,075
Total Securities	$110,864	$1,406,423	$—	$1,517,287

Loans Held-for-Sale	$—	$8,239	$—	$8,239

Derivative Assets	$—	$6,439	$—	$6,439

Derivative Liabilities	$—	$6,476	$—	$6,476
As of March 31, 2025 and December 31, 2024, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2025	December 31, 2024

Aggregate Fair Value	$6,713	$8,239
Contractual Balance	6,589	8,111
Gain (Loss)	124	128

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2025 and 2024 for loans held for sale were $(4) and $88, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

	Obligations of State and Political Subdivisions		MBS/CMO
	2025	2024	2025	2024

Balance of Recurring Level 3 Assets at January 1	$—	$75	$—	$984
Total Gains (Losses) Included in Other Comprehensive Income	—	1	—	7
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at March 31	$—	$76	$—	$991

Of the total gain (loss) included in earnings for the three months ended March 31, 2025 and 2024, $0 and $8 was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$17,074	$17,074
Commercial Real Estate Loans	$—	$—	$26,784	$26,784
Agricultural Loans	$—	$—	$4,131	$4,131
Consumer Loans	$—	$—	$15	$15
Home Equity Loans	$—	$—	$423	$423
Residential Mortgage Loans	$—	$—	$1,390	$1,390

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$3,695	$3,695
Commercial Real Estate Loans	$—	$—	$1,402	$1,402
Agricultural Loans	$—	$—	$1,910	$1,910
Consumer Loans	$—	$—	$10	$10
Home Equity Loans	$—	$—	$328	$328
Residential Mortgage Loans	$—	$—	$303	$303

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2025 and December 31, 2024:

March 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$17,074	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-100% (56%)
Collateral Dependent Loans - Commercial Real Estate Loans	$26,784	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-83% (35%)
Collateral Dependent Loans - Agricultural Loans	$4,131	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-100% (45%)
Collateral Dependent Loans - Consumer Loans	$15	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Home Equity Loans	$423	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$1,390	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$3,695	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-88% (53%)
Collateral Dependent Loans - Commercial Real Estate Loans	$1,402	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-68% (46%)
Collateral Dependent Loans - Agricultural Loans	$1,910	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30%-100% (57%)
Collateral Dependent Loans - Consumer Loans	$10	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Home Equity Loans	$328	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$303	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending March 31, 2025 and December 31, 2024. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$442,291	$79,113	$363,178	$—	$442,291
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,521,551	—	—	5,463,275	5,463,275
Accrued Interest Receivable	37,314	—	8,499	28,815	37,314
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,678,562)	(5,678,562)	—	—	(5,678,562)
Time Deposits	(1,419,323)	—	(1,413,175)	—	(1,413,175)
Short-term Borrowings	(38,258)	—	(38,258)	—	(38,258)
Long-term Debt	(178,284)	—	(77,845)	(99,977)	(177,822)
Accrued Interest Payable	(9,464)	—	(9,135)	(329)	(9,464)

		Fair Value Measurements at December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$188,792	$69,249	$119,543	$—	$188,792
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	4,072,818	—	—	3,993,595	3,993,595
Accrued Interest Receivable	31,280	—	8,499	22,781	31,280
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,412,474)	(4,412,474)	—	—	(4,412,474)
Time Deposits	(916,601)	—	(911,059)	—	(911,059)
Short-term Borrowings	(56,862)	—	(56,862)	—	(56,862)
Long-term Debt	(153,269)	—	(77,591)	(75,210)	(152,801)
Accrued Interest Payable	(8,468)	—	(8,116)	(352)	(8,468)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024, net of tax:

March 31, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2025	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	10,783	—	10,783
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	10,783	—	10,783
Ending Balance at March 31, 2025	$(209,167)	$(514)	$(209,681)

March 31, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2024	$(216,546)	$(514)	$(217,060)
Other Comprehensive Income (Loss) Before Reclassification	(19,867)	—	(19,867)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(28)	—	(28)
Net Current Period Other Comprehensive Income (Loss)	(19,895)	—	(19,895)
Ending Balance at March 31, 2024	$(236,441)	$(514)	$(236,955)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2025	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three months ended March 31, 2025 and 2024. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment. As a result of the sale of substantially all of the assets of GAI on June 1, 2024, insurance revenues reflect no GAI activity for the quarter ended March 31, 2025. See Note 3 for additional information on the sale.

	Three Months Ended
	March 31,
Non-interest Income	2025	2024
In-Scope of Topic 606:
Wealth Management Fees	$3,836	$3,366
Service Charges on Deposit Accounts	3,486	2,902
Insurance Revenues	—	2,878
Interchange Fee Income	4,421	4,087
Other Operating Income:
ATM Fees	291	288
Wire Transfer Fees	203	168
Other (1)	269	293
Non-interest Income (in-scope of Topic 606)	12,506	13,982
Non-interest Income (out-of-scope of Topic 606)	2,334	1,840
Total Non-interest Income	$14,840	$15,822
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $269 thousand and $293 thousand for the three months ended March 31, 2025 and 2024, respectively, all of which are within the scope of ASC 606.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	66	72
Operating Lease Cost	314	338
Short-term Lease Cost	—	—
Total Lease Cost	$432	$462

The weighted average lease term and discount rates were as follows:

	March 31, 2025	March 31, 2024

Weighted Average Remaining Lease Term:
Finance Leases	7 years	8 years
Operating Leases	6 years	6 years

Weighted Average Discount Rate:
Finance Leases	11.33%	11.36%
Operating Leases	3.10%	3.07%

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	March 31, 2024

Finance Leases
Premises, Furniture and Equipment, Net	$1,386	$1,596
Other Borrowings	2,339	2,585

Operating Leases
Operating Lease Right-of-Use Assets	$4,035	$4,882
Operating Lease Liabilities	4,200	5,043

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$66	$72
Operating Cash Flows from Operating Leases	318	334
Financing Cash Flows from Finance Leases	69	63

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2025
	Finance Leases	Operating Leases

Year 1	$519	$1,066
Year 2	519	851
Year 3	465	692
Year 4	438	640
Year 5	438	422
Thereafter	962	948
Total Lease Payments	3,341	4,619
Less Imputed Interest	(1,002)	(419)
Total	$2,339	$4,200

NOTE 16 – Business Combinations

On February 1, 2025, the Company acquired Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Company. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Company’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati.

As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. The Company accounted for the transaction under the acquisition method of accounting, which means these financial assets and liabilities were recorded at fair value at the day of acquisition. The fair value of the common shares issued as part of the consideration paid for Heartland was based upon the closing price of the Company’s common shares on the acquisition date. The fair value estimates included in these financial statements are based on preliminary valuations; certain loan, deposits, deferred tax, premises and equipment and certain other

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)
asset measurements have not been finalized and are subject to change. The Company does not expect material variances from these estimates and expects final valuation estimates will be completed prior to December 31, 2025.

In accordance with ASC 805, the Company has expensed approximately $22,132 of direct acquisition costs and recorded $197,482 of goodwill and $40,065 of intangible assets. The goodwill of $197,482 arising from the acquisition consisted largely of synergies and the cost savings resulting from combining the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the Heartland acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Consideration
Cash for Stock Options, 401K Shares and Fractional Shares	$23,102
Equity Instruments	320,007
Fair Value of Total Consideration Transferred	$343,109

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$6,216
Federal Funds Sold and Other Short-term Investments	39,550
Interest-bearing Time Deposits with Banks	—
Securities	220,358
Loans, Net	1,503,973
Stock in FHLB and Other Restricted Stock, at Cost	6,992
Premises, Furniture & Equipment	38,390
Other Real Estate	—
Intangible Assets	40,065
Company Owned Life Insurance	20,660
Accrued Interest Receivable and Other Assets	39,476
Deposits - Non-interest Bearing	(436,467)
Deposits - Interest Bearing	(1,294,696)
FHLB Advances and Other Borrowings	(28,900)
Accrued Interest Payable and Other Liabilities	(9,990)
Total Identifiable Net Assets	145,627
Goodwill	$197,482

Under the terms of the merger agreement, each Heartland common shareholder of record at the effective time of the merger became entitled to receive 3.90 shares of common stock of the Company for each of their former shares of Heartland common stock. As a result, in connection with the closing of the merger on February 1, 2025, the Company issued 7,742,723 shares of its common stock to the former shareholders of Heartland and paid $23,102 in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger.

This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana, Kentucky and Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The fair value of purchased financial assets with credit deterioration was $78,478 on the date of acquisition. The gross

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)
contractual amounts receivable relating to the purchased financial assets with credit deterioration was $100,836. The Company estimates, on the date of acquisition, that $15,908 of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments. The unaudited pro forma information for the three months ended March 31, 2025 and 2024 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 3/31/2025	Quarter Ended 3/31/2024

Net Interest Income	$72,171	$65,668
Non-interest Income	15,650	18,252
Total Revenue	87,821	83,920
Provision for Loan Losses Expense	(916)	900
Non-interest Expense	51,521	50,750
Income Before Income Taxes	37,216	32,270
Income Tax Expense	8,712	6,401
Net Income	$28,504	$25,869
Earnings Per Share and Diluted Earnings Per Share	$0.76	$0.69

For the three months ended March 31, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $5,932 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $16,200 on a pre-tax basis.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2025 and December 31, 2024 and the consolidated results of operations for the three months ended March 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

On February 1, 2025, German American Bancorp completed its acquisition of Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Company. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Company’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati. As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. German American Bancorp issued approximately 7.74 million shares of its common stock, and paid approximately $23.1 million in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger.

For further information regarding the acquisition of Heartland, see Note 16 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

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

Net income for the quarter ended March 31, 2025 totaled $10,517,000, or $0.30 per share, a decline of 53% on a per share basis compared with the first quarter 2024 net income of $19,022,000, or $0.64 per share. The change in net income during the first quarter of 2025, compared with the first quarter of 2024, was significantly impacted by acquisition-related expenses for the Heartland transaction.

The first quarter of 2025 results of operations included acquisition-related expenses of $5,932,000 ($4,620,000, on an after tax basis) and also included Day 2 provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis). On an adjusted basis, net income for first quarter 2025 was $27,287,000 or $0.79 per share, compared to $23,365,000, or $0.79 per share, for fourth quarter 2024. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Management’s estimate of the ACL for loans relies on the identification, stratification and separate estimates of loss for both loans collectively evaluated and loans individually evaluated for loss. The estimate of loss for loans collectively evaluated for loss in particular involves a significant level of estimation uncertainty due to its complexity and the quantity of relevant inputs, including: management’s determination of baseline loss rate multipliers based on a third party forecast of economic conditions, estimates of the reasonable and supportable forecast period, estimates of the baseline loss rate look back period, estimates of the reversion period from the reasonable and supportable forecast period to the baseline loss rate and estimates of the prepayment rate and related look back period. Additionally, management considers other qualitative risk factors to further adjust the estimated ACL on loans through a qualitative allowance.

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

General allocations are made for commercial and agricultural loans that are graded as substandard and special mention, but are not individually analyzed for specific reserves as well as other pools of loans, including non-classified loans, homogeneous portfolios of consumer and residential real estate loans, and loans within certain industry categories believed to present unique risk of loss.  General allocations of the allowance are primarily made based on historical averages for loan losses for these portfolios along with reasonable and supportable forecasts, judgmentally adjusted for economic, external and internal quantitative and qualitative factors and portfolio trends. Economic factors include evaluating changes in international, national, regional and local economic and business conditions that affect the collectability of the loan portfolio. Internal factors include evaluating changes in lending policies and procedures; changes in the nature and volume of the loan portfolio; existence and effect of concentrations of credit; changes in volume and severity of past due loans; and changes in experience, ability and depth of lending management and staff.

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

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. While both methodologies permit the Company to develop reasonable and supportable forecasts, by utilizing the discounted cash flow method, the Company has the ability to better evaluate multiple economic scenarios by capturing macroeconomic conditions within the model assumptions and calculations. This change in methodology resulted in a decline of $1,674,000 to the allowance.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2025. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2025, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $7,702,000 and gross unrealized losses totaled approximately $267,767,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2025 totaled $10,517,000, or $0.30 per share, a decline of 53% on a per share basis compared with the first quarter 2024 net income of $19,022,000, or $0.64 per share. The change in net income during the first quarter of 2025, compared with the first quarter of 2024, was significantly impacted by acquisition-related expenses for the Heartland transaction that closed on February 1, 2025.

The first quarter of 2025 results of operations included acquisition-related expenses of $5,932,000 ($4,620,000, on an after tax basis) and also included Day 2 provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis). On an adjusted basis, net income for first quarter 2025 was $27,287,000 or $0.79 per share, compared to $23,365,000, or $0.79 per share, for fourth quarter 2024. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2025 and 2024. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$200,538	$2,216	4.48%	$22,903	$299	5.25%
Securities:
Taxable	1,109,453	9,121	3.29%	845,026	4,852	2.30%
Non-taxable	476,653	4,271	3.58%	750,674	6,685	3.56%
Total Loans and Leases⁽²⁾	5,135,859	81,927	6.46%	3,972,232	58,067	5.88%
TOTAL INTEREST EARNING ASSETS	6,922,503	97,535	5.70%	5,590,835	69,903	5.02%
Other Assets	772,284			555,508
Less: Allowance for Credit Losses	(65,977)			(43,973)
TOTAL ASSETS	$7,628,810			$6,102,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,809,254	$7,113	1.59%	$1,700,671	$7,524	1.78%
Savings Deposits and Money Market Accounts	1,680,742	8,195	1.98%	1,269,084	5,299	1.68%
Time Deposits	1,270,137	11,720	3.74%	806,976	8,166	4.07%
FHLB Advances and Other Borrowings	216,613	2,616	4.90%	196,348	2,275	4.66%
TOTAL INTEREST-BEARING LIABILITIES	4,976,746	29,644	2.42%	3,973,079	23,264	2.36%
Demand Deposit Accounts	1,669,722			1,426,239
Other Liabilities	50,956			46,271
TOTAL LIABILITIES	6,697,424			5,445,589
Shareholders’ Equity	931,386			656,781
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$7,628,810			$6,102,370

COST OF FUNDS			1.74%			1.67%
NET INTEREST INCOME		$67,891			$46,639
NET INTEREST MARGIN (3)			3.96%			3.35%
(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans.
(3)Net interest income, on a tax-equivalent basis, represents a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

During the first quarter of 2025, net interest income, on a non tax-equivalent basis, totaled $66,572,000, an increase of $21,578,000, or 48%, compared to the first quarter of 2024 net interest income of $44,994,000. The increase in net interest income during the first quarter of 2025 compared with the first quarter of 2024 was primarily attributable to a higher level of earning assets driven by the Heartland acquisition and expansion of the Company’s net interest margin.

The tax equivalent net interest margin for the quarter ended March 31, 2025 was 3.96% compared with 3.35% in the first quarter of 2024. The Company’s net interest margin and net interest income in both periods presented were impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $4,192,000 during the first quarter of 2025 and $360,000 during the first quarter of 2024. Accretion of discounts on acquired loans contributed approximately 24 basis points to the net interest margin in the first quarter of 2025 and 3 basis points in the first quarter of 2024.

The continued improvement in the net interest margin, excluding the accretion of discount on acquired loans, during the first quarter of 2025 compared with the first quarter 2024 was largely driven by an improved yield on earning assets and a lower cost of deposits (excluding Heartland’s deposit base). The lower cost of deposits was driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2024 and the Company’s ability to correspondingly lower deposit costs.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2025, the Company recorded a provision for credit losses of $15,300,000 compared with a provision for credit losses of $900,000 during the first quarter of 2024. During the first quarter of 2025, the provision for credit losses included $16,200,000 for the Day 2 CECL addition to the allowance for credit loss related to the Heartland acquisition.

Net charge-offs totaled $486,000, or 4 basis points, on an annualized basis, of average loans outstanding during the first quarter of 2025 compared with $911,000, or 9 basis points, on an annualized basis, of average loans during the first quarter of 2024.

The provision for credit losses made during the three months ended March 31, 2025 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. This change in methodology resulted in a decline of $1,674,000 to the allowance.

Non-interest Income:

During the quarter ended March 31, 2025, non-interest income totaled $14,840,000, a decline of $982,000, or 6%, compared with the first quarter of 2024. The decline in the first quarter of 2025 compared to the same period of 2024 was the result of the sale of the GAI assets during the second quarter of 2024 partially mitigated by the Heartland acquisition. On an adjusted basis, non-interest income for first quarter 2025 was $14,840,000 compared to $12,898,000 for first quarter 2024. Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” section in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Wealth Management Fees	$3,836	$3,366	$470	14%
Service Charges on Deposit Accounts	3,486	2,902	584	20
Insurance Revenues	—	2,878	(2,878)	(100)
Company Owned Life Insurance	575	441	134	30
Interchange Fee Income	4,421	4,087	334	8
Other Operating Income	1,690	1,362	328	24
Subtotal	14,008	15,036	(1,028)	(7)
Net Gains on Sales of Loans	832	751	81	11
Net Gains (Losses) on Securities	—	35	(35)	(100)
Total Non-interest Income	$14,840	$15,822	$(982)	(6)

Wealth management fees increased $470,000, or 14%, compared with the first quarter of 2024. The increase during the first quarter of 2025 compared with the first quarter of 2024 was largely attributable to increased assets under management driven by healthy capital markets throughout 2024 and continued strong new business growth in addition to the Heartland acquisition.

Service charges on deposit accounts increased $584,000, or 20%, compared with the first quarter of 2024. The increase during the first quarter of 2025 compared with the first quarter of 2024 was largely related to increased customer utilization of deposit services in addition to the Heartland acquisition.

No insurance revenues were recognized during the first quarter of 2025 as a result of the the sale of the assets of GAI effective June 1, 2024. Insurance revenues declined $2,878,000 during the first quarter of 2025, compared with the first quarter of 2024, due to the sale. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Interchange fees increased $334,000, or 8%, compared with the first quarter of 2024. The increase during the first quarter of 2025 compared with the first quarter of 2024 was primarily attributable to the Heartland acquisition.

Other operating income increased $328,000, or 24%, compared with the first quarter of 2024. The increase during the first quarter of 2025 compared with the first quarter of 2024 was primarily attributable to the Heartland acquisition partially mitigated by a lower level of fees associated with interest rate swap transactions with loan customers.

Non-interest Expense:

During the quarter ended March 31, 2025, non-interest expense totaled $52,782,000, an increase of $16,044,000, or 44%, compared with the first quarter of 2024. The first quarter of 2025 non-interest expenses included approximately $5,932,000 of non-recurring acquisition-related expenses for the acquisition of Heartland while the first quarter of 2024 included no acquisition-related expenses. The primary drivers of the remaining increases in the first quarter of 2025 compared with the first quarter of 2024 were the Heartland operating costs. On an adjusted basis, non-interest expense for first quarter 2025 was $46,850,000 compared to $34,713,000 for first quarter 2024. Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” included in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Salaries and Employee Benefits	$28,040	$21,178	$6,862	32%
Occupancy, Furniture and Equipment Expense	4,663	3,804	859	23
FDIC Premiums	900	729	171	23
Data Processing Fees	5,495	2,811	2,684	95
Professional Fees	4,184	1,595	2,589	162
Advertising and Promotion	1,454	1,138	316	28
Intangible Amortization	2,070	578	1,492	258
Other Operating Expenses	5,976	4,905	1,071	22
Total Non-interest Expense	$52,782	$36,738	$16,044	44

Salaries and benefits increased $6,862,000, or 32%, compared with the first quarter of 2024. The increase in salaries and benefits during the first quarter of 2025 compared with the first quarter of 2024 was largely attributable to the Heartland acquisition completed on February 1, 2025. The first quarter of 2025 included approximately $1,843,000 of acquisition-related salary and benefit costs of a non-recurring nature, with the remainder of the increase due primarily to the salaries and benefits costs for the Heartland employee base.

Occupancy, furniture and equipment expense increased $859,000, or 23%, compared to the first quarter of 2024. The increase during the first quarter of 2025 compared with the first quarter of 2024 was primarily attributable to the operating costs of the Heartland branch network.

Data processing fees increased $2,684,000, or 95%, during the first quarter of 2025 compared with the first quarter of 2024. The increase during the first quarter of 2025 compared with the first quarter of 2024 was largely driven by operating costs of the existing Heartland systems and acquisition-related costs totaling approximately $1,323,000 during the first quarter of 2025.

Professional fees increased $2,589,000, or 162%, in the first quarter of 2025 compared with the first quarter of 2024. The increase during the first quarter of 2025 compared to the first quarter of 2024 was due in large part to professional fees associated with the Heartland acquisition. Merger and acquisition related professional fees totaled approximately $2,661,000 during the first quarter of 2025 compared to no merger or acquisition related professional fees in the first quarter of 2024.

Intangible amortization increased $1,492,000, or 258%, compared with the first quarter of 2024. The increase was attributable to the Heartland acquisition.

Other operating expenses increased $1,071,000, or 22%, compared with the first quarter of 2024. The increase in the first quarter of 2025 compared to the first quarter of 2024 was largely attributable to operating costs of Heartland.

Income Taxes:

The Company’s effective income tax rate was 21.1% and 17.9%, respectively, during the three months ended March 31, 2025 and 2024. The increase in effective tax rate for the three months ended March 31, 2025 as compared to the same period of the prior year was primarily attributable to a lower level of tax-exempt investment income in the first quarter of 2025 compared to the same period of 2024 which was driven by the previously discussed securities restructuring that occurred in the second quarter of 2024. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $8.420 billion at March 31, 2025, representing an increase of $2.124 billion compared with December 31, 2024. The increase in total assets at March 31, 2025 compared with year-end 2024 was in large part attributable to the Heartland acquisition.

Securities available-for-sale increased $45.4 million and other short term investments increased $243.6 million at March 31, 2025 compared with December 31, 2024. The increase in the available-for-sale securities portfolio as well as other short term investments compared with year end 2024 was largely due to the acquisition of Heartland.

March 31, 2025 total loans increased $1.522 billion compared with December 31, 2024. The increase in total loans at March 31, 2025 compared with year-end 2024 was largely due to the acquisition of Heartland.

Excluding loans acquired through the Heartland acquisition, total loans increased $16.8 million, or approximately 2% on an annualized basis, at March 31, 2025 compared with December 31, 2024. Commercial and industrial loans declined approximately $11.0 million, or 7% on an annualized basis, during the first quarter of 2025 compared with year-end 2024, and commercial real estate loans increased $54.7 million, or 10% on an annualized basis, while agricultural loans seasonally declined $22.4 million, or 21% on an annualized basis. During the first quarter of 2025 compared with year-end 2024, retail loans declined $4.5 million, or 2% on an annualized basis.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years. The addition of the Heartland loan portfolio resulted in only modest changes to the overall portfolio composition, most notably in the residential mortgage loan segment. The portfolio is most heavily weighted in commercial real estate loans at 54% of the portfolio, followed by commercial and industrial loans at 14% of the portfolio, residential mortgage loans at 14% of the portfolio (up from 9% at year-end 2024), agricultural loans at 8% of the portfolio, and home equity loans at 7% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

End of Period Loan Balances: (dollars in thousands)	March 31, 2025	December 31, 2024	Current Period Change
Commercial and Industrial Loans and Leases	$812,073	$671,038	$141,035
Commercial Real Estate Loans	3,055,074	2,224,872	830,202
Agricultural Loans	455,678	431,037	24,641
Home Equity and Consumer Loans	543,897	448,872	95,025
Residential Mortgage Loans	788,222	357,448	430,774
Total Loans	$5,654,944	$4,133,267	$1,521,677

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	March 31, 2025		December 31, 2024
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	20%	11%	20%	11%
Retail Space	13%	7%	15%	8%
Industrial, Manufacturing, Warehousing Properties	11%	6%	10%	5%
1-4 Family Investment Properties	10%	6%	11%	6%
Lodging	8%	4%	6%	3%
Office Real Estate	7%	4%	9%	5%
Land Development and Construction	7%	4%	7%	4%
Healthcare Facilities	6%	3%	7%	4%

The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at March 31, 2025 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2024, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which was 42% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which was 12% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2025	December 31, 2024
Commercial and Industrial Loans and Leases	$16,494	$7,456
Commercial Real Estate Loans	37,811	25,818
Agricultural Loans	5,306	4,917
Home Equity and Consumer Loans	5,207	3,443
Residential Mortgage Loans	10,340	2,802
Unallocated	—	—
Total Allowance for Credit Losses	$75,158	$44,436

The Company’s allowance for credit losses totaled $75.2 million at March 31, 2025 compared to $44.4 million at December 31, 2024. The allowance for credit losses represented 1.33% of period-end loans at March 31, 2025 compared with 1.08% at December 31, 2024. At March 31, 2025, the Company changed its estimate methodology for the allowance for credit losses from the static pool to the discounted cash flow method which resulted in minimal impact to the allowance.

The Company added $32.1 million to the allowance for credit losses in conjunction with the closing of the Heartland acquisition on February 1, 2025, related to the Heartland loan portfolio. Of the increase in the allowance for credit losses for the Heartland portfolio, $16.2 million was recorded through the provision for credit losses on “Day 2” under the CECL model.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2025, the Company held net discounts on acquired loans of $64.3 million, which included $61.8 million related to the Heartland loan portfolio.

The following is an analysis of the Company’s non-performing assets at March 31, 2025 and December 31, 2024:

Non-performing Assets: (dollars in thousands)	March 31, 2025	December 31, 2024
Non-accrual Loans	$17,858	$10,934
Past Due Loans (90 days or more)	714	188
Total Non-performing Loans	18,572	11,122
Other Real Estate	48	—
Total Non-performing Assets	$18,620	$11,122

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.33%	0.27%
Non-performing Assets to Period End Assets	0.22%	0.18%
Allowance for Credit Loss to Non-performing Loans	404.68%	399.53%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Commercial and Industrial Loans and Leases	$6,834	$5,018	$63	$—
Commercial Real Estate Loans	4,498	1,745	62	183
Agricultural Loans	488	765	399	5
Home Equity Loans	989	1,087	106	—
Consumer Loans	323	117	—	—
Residential Mortgage Loans	4,726	2,202	84	—
Total	$17,858	$10,934	$714	$188

Non-performing assets totaled $18.6 million at March 31, 2025 compared to $11.1 million at December 31, 2024. Non-performing assets represented 0.22% of total assets at March 31, 2025 compared with 0.18% at year-end 2024. Non-performing loans totaled $18.6 million at March 31, 2025 compared to $11.1 million at December 31, 2024. Non-performing loans represented 0.33% of total loans at March 31, 2025 compared to 0.27% at December 31, 2024. The increase in non-performing assets was primarily attributable to the Heartland acquisition. As of March 31, 2025, non-performing assets from the Heartland acquisition totaled $5.4 million.

March 31, 2025 total deposits increased $1.769 billion compared to year-end 2024. The increase in total deposits at March 31, 2025 compared with year-end 2024 was largely attributable to the Heartland acquisition. As of March 31, 2025, deposits from the Heartland acquisition totaled $1.755 billion. Excluding the deposits related to the acquisition, total deposits were relatively stable with an increase of $13.4 million, or 1% on an annualized basis, at March 31, 2025 compared with year-end 2024.

The addition of the Heartland deposit portfolio did not result in significant changes to the overall deposit portfolio composition. Notably, non-interest bearing deposits have remained relatively stable as a percent of total deposits with March 31, 2025 non-interest deposits totaling 27% of total deposits while non-interest deposits totaled 26% at year-end 2024.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2025	December 31, 2024	Current Period Change
Non-interest-bearing Demand Deposits	$1,889,673	$1,399,270	$490,403
Interest-bearing Demand, Savings, & Money Market Accounts	3,788,889	3,013,204	775,685
Time Deposits < $100,000	443,285	327,080	116,205
Time Deposits of $100,000 or more	976,038	589,521	386,517
Total Deposits	$7,097,885	$5,329,075	$1,768,810

Capital Resources:

As of March 31, 2025, shareholders’ equity increased by $331.0 million to $1.046 billion compared with $715.1 million at year-end 2024. The increase in shareholders’ equity was primarily attributable to the issuance of the Bancorp’s common shares in the acquisition of Heartland. Approximately 7.7 million shares were issued to Heartland shareholders, resulting in an increase to shareholders’ equity of $320.0 million.

Shareholders’ equity represented 12.4% of total assets at March 31, 2025 and 11.4% of total assets at December 31, 2024. Shareholders’ equity included $418.5 million of goodwill and other intangible assets at March 31, 2025 compared to $183.0 million of goodwill and other intangible assets at December 31, 2024.

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

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	3/31/2025 Ratio	12/31/2024 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.01%	17.15%	8.00%	N/A
Bank	13.47%	15.02%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.26%	15.72%	6.00%	N/A
Bank	12.56%	14.23%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	12.73%	15.02%	4.50%	N/A
Bank	12.56%	14.23%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.80%	12.28%	4.00%	N/A
Bank	11.16%	11.12%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $253.5 million during the three months ended March 31, 2025 ending at $442.3 million.  During the three months ended March 31, 2025, operating activities resulted in net cash inflows of $36.6 million. Investing activities resulted in net cash inflows of $213.0 million during the three months ended March 31, 2025. Financing activities resulted in net cash inflows for the three months ended March 31, 2025 of $3.9 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.68 billion at the FHLB, but availability at March 31, 2025 was limited to approximately $389 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $649 million at the Federal Reserve Bank as of March 31, 2025, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2025, the parent company had approximately $88.7 million of cash and cash equivalents available to meet its cash flow needs.

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain, non-GAAP financial measures, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its net income, earnings per share, provision for credit losses, non-interest expense, non-interest income, efficiency ratio, and net interest margin on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the CECL “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; (2) non-recurring expenses related to the Heartland merger; and (3) the operating results for GAI, whose assets were sold effective June 1, 2024. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

Management believes that it is standard practice in the banking industry to present the efficiency ratio and net interest margin on a fully tax-equivalent basis and that, by doing so, it may enhance comparability for peer comparison purposes. The tax-equivalent adjustment to net interest income (for purposes of the efficiency ratio) and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%.

Although intended to enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Non-GAAP Reconciliation – Net Income and Earnings Per Share
(Dollars in Thousands, except per share amounts)	03/31/2025	03/31/2024
Net Income, as reported	$10,517	$19,022
Adjustments:
Less: Income from GAI operations	—	676
Plus: CECL Day 2 non-PCD provision	12,150	—
Plus: Non-recurring merger-related expenses	4,620	—
Adjusted Net Income	$27,287	$18,346

Weighted Average Shares Outstanding	34,680,719	29,599,491

Earnings Per Share, as reported	$0.30	$0.64
Earnings Per Share, as adjusted	$0.79	$0.62

Non-GAAP Reconciliation – Non-Interest Income and Non-Interest Expense
(Dollars in Thousands)	03/31/2025	03/31/2024

Non-Interest Income	$14,840	$15,822
Less: Revenue from GAI operations	—	2,924
Adjusted Non-Interest Income	$14,840	$12,898

Non-Interest Expense	$52,782	$36,738
Less: Non-recurring merger-related expenses	5,932	—
Less: Expense from GAI Operations	—	2,025
Adjusted Non-Interest Expense	$46,850	$34,713

Non-GAAP Reconciliation – Efficiency Ratio
(Dollars in Thousands)	03/31/2025	03/31/2024
Non-Interest Expense	$52,782	$36,738
Less: Intangible Amortization	2,070	578
Non-Interest Expense excluding Intangible Amortization	50,712	36,160
Adjustments:
Less: Non-recurring merger-related expenses	5,932	—
Less: Expense for GAI Operations	—	2,025
Adjusted Non-Interest Expense	$44,780	$34,135

Net Interest Income	$66,572	$44,994
Add: FTE Adjustment	1,319	1,645
Net Interest Income (FTE)	67,891	46,639

Non-Interest Income	14,840	15,822
Less: Security Gains/(Losses)	—	35
Adjusted Non-Interest Interest	14,840	15,787

Total Revenue (FTE)	82,731	62,461
Less: Revenue from GAI operations	—	2,924
Adjusted Total Revenue	$82,731	$59,537

Efficiency Ratio	61.30%	57.92%
Adjusted Efficiency Ratio	54.13%	57.33%

Non-GAAP Reconciliation – Net Interest Margin
(Dollars in Thousands)	03/31/2025	03/31/2024
Net Interest Income (FTE) from above	$67,891	$46,639
Less: Accretion of Discount on Acquired Loans	$4,192	$360
Adjusted Net Interest Income (FTE)	$63,699	$46,279
Average Earning Assets	$6,922,503	$5,590,835
Net Interest Margin (FTE)	3.96%	3.35%
Adjusted Net Interest Margin (FTE)	3.72%	3.32%

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

•risks of expansion through acquisitions and mergers, including the possibility that the anticipated cost savings and strategic gains are not realized when expected or at all as a result of unexpected credit quality problems of the acquired loans or other assets, unexpected attrition of the customer base or employee base of the acquired institution or branches, and difficulties in integration of the acquired operations;
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
•changes to the fair value estimates used by German American in accounting for its acquisition of Heartland, which preliminary valuations must be finalized no later than January 31, 2026; and
•the continued availability of earnings and excess capital sufficient for the lawful and prudent declaration and payment of cash dividends.
Such statements reflect our views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the operations, results of operations, growth strategy and liquidity of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements.

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2024, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2025 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$313,524	0.73%
+1%	312,719	0.47%
Base	311,252	—
-1%	307,064	(1.35)%
-2%	301,591	(3.10)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2025 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2025 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$870,046	(8.17)%	11.75%	(40) b.p.
+1%	912,549	(3.69)%	12.01%	(14) b.p.
Base	947,483	—	12.15%	—
-1%	972,299	2.62%	12.15%	—
-2%	982,649	3.71%	11.96%	(19) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2025	—	$—	—	1,000,000
February 2025	—	—	—	1,000,000
March 2025	—	—	—	1,000,000
Total	—	$—	—
(1) The Company’s Board of Directors previously approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares under this repurchase plan.

Item 3.   Defaults Upon Senior Securities
None.

Item 4.   Mine Safety Disclosures
Not applicable.

Item 5.   Other Information
(a) Information required to be disclosed in a report on Form 8-K.

None.

(b) Changes to director nomination procedures.

None.

(c) Insider trading arrangements.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
Description of Executive Management Incentive Plan for 2025 (awards payable in 2026) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 21, 2025 (SEC File No. 001-15877).

10.2*+
Form of LTI Restricted Stock Award Agreement, in effect as of March 15, 2025, for grants made to executive officers under the 2019 Long-Term Equity Incentive Plan in conjunction with Management Long-Term Incentive Plans.

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

GERMAN AMERICAN BANCORP, INC.

Date: May 12, 2025	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2025	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)