Form 10-Q
period 2025-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2025-08-07
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2025

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

As of July 30, 2025, the registrant had 37,492,923 outstanding shares of Common Stock, no par value.

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
CMO:     Collateralized mortgage obligations
CRE:    Commercial Real Estate
“Day 2 Adjustment”:    An adjustment to the provision for credit losses, as required by GAAP, to recognize the full lifetime expected credit loss for non-PCD assets at the time of a business combination. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES – Allowance for Credit Losses” under Item 7 of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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
FRB:     Board of Governors of the Federal Reserve System
GAAP:    Generally Accepted Accounting Principles in the United States of America
GAI:    German American Insurance, Inc.
Heartland:     Heartland BancCorp, which was acquired by the Company on February 1, 2025
Heartland Notes:    Heartland BancCorp 5.0% Fixed-to-Floating Rate Subordinated Notes Due 2030
LIBOR:    London Interbank Offered Rate
MBS:     Mortgage-backed securities

NPV:     Net portfolio value
OCC:     Office of the Comptroller of the Currency
PCD:     Purchased with credit deterioration
SEC:    Securities and Exchange Commission
SOFR:    Secured Overnight Financing Rate

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and Due from Banks	$99,871	$69,249
Federal Funds Sold and Other Short-term Investments	100,277	119,543
Cash and Cash Equivalents	200,148	188,792

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,834,215 for June 30, 2025; Amortized Cost $1,796,040 for December 31, 2024; No Allowance for Credit Losses)	1,571,852	1,517,287
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	13,880	8,239

Loans	5,748,360	4,133,267
Less: Unearned Income	(8,932)	(8,365)
Allowance for Credit Losses	(75,510)	(44,436)
Loans, Net	5,663,918	4,080,466

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	17,966	14,423
Premises, Furniture and Equipment, Net	139,435	104,045
Other Real Estate	48	—
Goodwill	377,976	179,025
Intangible Assets	39,183	4,018
Company Owned Life Insurance	108,292	86,710
Accrued Interest Receivable and Other Assets	146,591	112,052
TOTAL ASSETS	$8,280,142	$6,295,910

LIABILITIES
Non-interest-bearing Demand Deposits	$1,896,737	$1,399,270
Interest-bearing Demand, Savings, and Money Market Accounts	3,728,031	3,013,204
Time Deposits	1,329,918	916,601
Total Deposits	6,954,686	5,329,075

FHLB Advances and Other Borrowings	202,033	210,131
Accrued Interest Payable and Other Liabilities	53,919	41,637
TOTAL LIABILITIES	7,210,638	5,580,843

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,493	29,677
Additional Paid-in Capital	705,737	392,266
Retained Earnings	533,834	513,588
Accumulated Other Comprehensive Income (Loss)	(207,560)	(220,464)
TOTAL SHAREHOLDERS’ EQUITY	1,069,504	715,067
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,280,142	$6,295,910
End of period shares issued and outstanding	37,492,814	29,677,093

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2025	2024
INTEREST INCOME
Interest and Fees on Loans	$90,002	$59,230
Interest on Federal Funds Sold and Other Short-term Investments	3,932	2,383
Interest and Dividends on Securities:
Taxable	9,139	5,225
Non-taxable	3,362	4,739
TOTAL INTEREST INCOME	106,435	71,577

INTEREST EXPENSE
Interest on Deposits	30,635	23,385
Interest on FHLB Advances and Other Borrowings	2,645	2,221
TOTAL INTEREST EXPENSE	33,280	25,606

NET INTEREST INCOME	73,155	45,971
Provision for Credit Losses	1,200	625
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	71,955	45,346

NON-INTEREST INCOME
Wealth Management Fees	4,165	3,783
Service Charges on Deposit Accounts	3,714	3,093
Insurance Revenues	—	1,506
Company Owned Life Insurance	703	525
Interchange Fee Income	5,057	4,404
Gain on Sale of Assets of German American Insurance	—	38,323
Other Operating Income	2,097	1,213
Net Gains on Sales of Loans	997	969
Net Gains (Losses) on Securities	—	(34,893)
TOTAL NON-INTEREST INCOME	16,733	18,923

NON-INTEREST EXPENSE
Salaries and Employee Benefits	26,638	20,957
Occupancy Expense, Furniture and Equipment Expense	4,751	3,487
FDIC Premiums	888	710
Data Processing Fees	4,086	3,019
Professional Fees	2,112	3,462
Advertising and Promotion	1,300	909
Intangible Amortization	2,803	532
Other Operating Expenses	6,939	4,598
TOTAL NON-INTEREST EXPENSE	49,517	37,674

Income before Income Taxes	39,171	26,595
Income Tax Expense	7,810	6,065
NET INCOME	$31,361	$20,530

Basic Earnings per Share	$0.84	$0.69
Diluted Earnings per Share	$0.84	$0.69

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2025	2024
INTEREST INCOME
Interest and Fees on Loans	$171,507	$117,056
Interest on Federal Funds Sold and Other Short-term Investments	6,148	2,682
Interest and Dividends on Securities:
Taxable	18,260	10,077
Non-taxable	6,736	10,020
TOTAL INTEREST INCOME	202,651	139,835

INTEREST EXPENSE
Interest on Deposits	57,663	44,374
Interest on FHLB Advances and Other Borrowings	5,261	4,496
TOTAL INTEREST EXPENSE	62,924	48,870

NET INTEREST INCOME	139,727	90,965
Provision for Credit Losses	16,500	1,525
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	123,227	89,440

NON-INTEREST INCOME
Wealth Management Fees	8,001	7,149
Service Charges on Deposit Accounts	7,200	5,995
Insurance Revenues	—	4,384
Company Owned Life Insurance	1,278	966
Interchange Fee Income	9,478	8,491
Gain on Sale of Assets of German American Insurance	—	38,323
Other Operating Income	3,787	2,575
Net Gains on Sales of Loans	1,829	1,720
Net Gains (Losses) on Securities	—	(34,858)
TOTAL NON-INTEREST INCOME	31,573	34,745

NON-INTEREST EXPENSE
Salaries and Employee Benefits	54,678	42,135
Occupancy, Furniture and Equipment Expense	9,414	7,291
FDIC Premiums	1,788	1,439
Data Processing Fees	9,581	5,830
Professional Fees	6,296	5,057
Advertising and Promotion	2,754	2,047
Intangible Amortization	4,873	1,110
Other Operating Expenses	12,915	9,503
TOTAL NON-INTEREST EXPENSE	102,299	74,412

Income before Income Taxes	52,501	49,773
Income Tax Expense	10,623	10,221
NET INCOME	$41,878	$39,552

Basic Earnings per Share	$1.16	$1.33
Diluted Earnings per Share	$1.16	$1.33

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2025	2024

NET INCOME	$31,361	$20,530

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	2,702	(10,739)
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	34,893
Tax Effect	(581)	(5,068)
Net of Tax	2,121	19,086

Total Other Comprehensive Income (Loss)	2,121	19,086

COMPREHENSIVE INCOME (LOSS)	$33,482	$39,616

	Six Months Ended June 30,
	2025	2024

NET INCOME	$41,878	$39,552

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	16,390	(35,917)
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	34,858
Tax Effect	(3,486)	250
Net of Tax	12,904	(809)

Total Other Comprehensive Income (Loss)	12,904	(809)

COMPREHENSIVE INCOME (LOSS)	$54,782	$38,743

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2025	29,677,093	$29,677	$392,266	$513,588	$(220,464)	$715,067

Net Income	—	—	—	10,517	—	10,517
Other Comprehensive Income (Loss)	—	—	—	—	10,783	10,783
Cash Dividends ($0.29 per share)	—	—	—	(10,813)	—	(10,813)
Issuance of Common Stock for:
Acquisition of Heartland BancCorp	7,742,723	7,743	312,264	—	—	320,007
Restricted Share Grants Net	61,900	61	420	—	—	481

Balances, March 31, 2025	37,481,716	$37,481	$704,950	$513,292	$(209,681)	$1,046,042

Net Income	—	—	—	31,361	—	31,361
Other Comprehensive Income (Loss)	—	—	—	—	2,121	2,121
Cash Dividends ($0.29 per share)	—	—	—	(10,819)	—	(10,819)
Issuance of Common Stock for:
Restricted Share Grants Net	11,098	12	787	—	—	799

Balances, June 30, 2025	37,492,814	$37,493	$705,737	$533,834	$(207,560)	$1,069,504

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2024	29,584,709	$29,585	$389,411	$461,622	$(217,060)	$663,558

Net Income	—	—	—	19,022	—	19,022
Other Comprehensive Income (Loss)	—	—	—	—	(19,895)	(19,895)
Cash Dividends ($0.27 per share)	—	—	—	(7,955)	—	(7,955)
Issuance of Common Stock for:
Restricted Share Grants Net	84,310	84	440	—	—	524

Balances, March 31, 2024	29,669,019	$29,669	$389,851	$472,689	$(236,955)	$655,254

Net Income	—	—	—	20,530	—	20,530
Other Comprehensive Income (Loss)	—	—	—	—	19,086	19,086
Cash Dividends ($0.27 per share)	—	—	—	(7,963)	—	(7,963)
Issuance of Common Stock for:
Restricted Share Grants Net	10,229	10	904	—	—	914

Balances, June 30, 2024	29,679,248	$29,679	$390,755	$485,256	$(217,869)	$687,821

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$41,878	$39,552
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	(892)	2,724
Depreciation and Amortization	8,550	4,665
Loans Originated for Sale	(73,416)	(67,025)
Proceeds from Sales of Loans Held-for-Sale	70,161	58,375
Provision for Credit Losses	16,500	1,525
Gain on Sale of Loans, Net	(1,829)	(1,720)
(Gain) Loss on Securities, Net	—	34,858
Loss (Gain) on Disposition and Donation of Premises and Equipment	(45)	(20)
Increase in Cash Surrender Value of Company Owned Life Insurance	(922)	(552)
Equity Based Compensation	1,280	1,438
Gain on Sale of Assets of German American Insurance, Net	—	(36,507)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,013	(1,836)
Interest Payable and Other Liabilities	1,566	7,085
Net Cash from Operating Activities	64,844	42,562

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	266,786	148,069
Proceeds from Sales of Securities Available-for-Sale	205,376	226,367
Purchase of Securities Available-for-Sale	(289,086)	(190,057)
Proceeds from Redemption of Federal Home Loan Bank Stock	3,449	157
Proceeds from Sale of Loans Held for Investment	18,443	—
Loans Made to Customers, Net of Payments Received	(115,164)	(67,422)
Property and Equipment Expenditures	(2,004)	(2,909)
Proceeds from Sales of Land and Buildings	75	—
Proceeds from Sale of German American Insurance Assets	—	40,000
Acquisition of Heartland Bancorp.	22,665	—
Net Cash from Investing Activities	110,540	154,205

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(104,815)	60,661
Change in Short-term Borrowings	(37,500)	(27,446)
Advances in Long-term Debt	—	50,000
Repayments of Long-term Debt	(81)	(50,075)
Dividends Paid	(21,632)	(15,918)
Net Cash from Financing Activities	(164,028)	17,222

Net Change in Cash and Cash Equivalents	11,356	213,989
Cash and Cash Equivalents at Beginning of Year	188,792	115,330
Cash and Cash Equivalents at End of Period	$200,148	$329,319

Cash Paid During the Period for
Interest	$62,844	$46,426
Income Taxes	10,900	9,360

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$48	$—
Interest Rate Swap Fair Value Adjustment	$(1,259)	$350
See Note 16 regarding non-cash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This guidance requires public companies to disclose specified information about certain costs and expenses in the notes to financial statements at each interim and annual reporting period. Specifically, public companies will be required to disclose in tabular format the amounts of (a) purchases of inventory; (b) employee compensation; (c) depreciation; (d) intangible asset amortization; and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. Within the same tabular disclosure, an entity must disclose certain expense, gain, or loss amounts that are already required to be disclosed under current GAAP. Further, an entity must provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. In addition, an entity must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, and will be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

NOTE 4 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended June 30,
	2025	2024
Basic Earnings per Share:
Net Income	$31,361	$20,530
Weighted Average Shares Outstanding	37,479,342	29,667,770
Basic Earnings per Share	$0.84	$0.69

Diluted Earnings per Share:
Net Income	$31,361	$20,530

Weighted Average Shares Outstanding	37,479,342	29,667,770
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,479,342	29,667,770
Diluted Earnings per Share	$0.84	$0.69
For the three months ended June 30, 2025 and 2024, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Per Share Data (continued)

	Six Months Ended June 30,
	2025	2024
Basic Earnings per Share:
Net Income	$41,878	$39,552
Weighted Average Shares Outstanding	36,087,762	29,633,631
Basic Earnings per Share	$1.16	$1.33

Diluted Earnings per Share:
Net Income	$41,878	$39,552

Weighted Average Shares Outstanding	36,087,762	29,633,631
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	36,087,762	29,633,631
Diluted Earnings per Share	$1.16	$1.33

For the six months ended June 30, 2025 and 2024, there were no anti-dilutive shares.

NOTE 5 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2025
U.S. Treasury	$160,234	$13	$—	$160,247
Obligations of State and Political Subdivisions	600,766	74	(141,702)	459,138
MBS/CMO	793,143	3,374	(93,799)	702,718
US Gov’t Sponsored Entities & Agencies	280,072	427	(30,750)	249,749
Total	$1,834,215	$3,888	$(266,251)	$1,571,852

December 31, 2024
U.S. Treasury	$110,813	$51	$—	$110,864
Obligations of State and Political Subdivisions	587,963	21	(124,815)	463,169
MBS/CMO	817,553	341	(115,715)	702,179
US Gov’t Sponsored Entities & Agencies	279,711	—	(38,636)	241,075
Total	$1,796,040	$413	$(279,166)	$1,517,287

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
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
The amortized cost and fair value of securities available-for-sale at June 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$163,251	$163,265
Due after one year through five years	9,070	8,944
Due after five years through ten years	53,194	46,962
Due after ten years	535,485	400,214
MBS/CMO	793,143	702,718
US Gov’t Sponsored Entities & Agencies	280,072	249,749
Total	$1,834,215	$1,571,852
During the first quarter of 2025, the Company sold approximately $204.9 million in securities that were acquired as part of the February 1, 2025 Heartland acquisition. As the Company had recorded the securities at fair value at the time of closing, no gain or loss was incurred on such sale.

During June and July 2024, the Company undertook a partial restructuring of its securities portfolio by selling available-for-sale securities totaling approximately $375.3 million in book value, at a pre-tax loss of approximately $34.9 million. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

Proceeds from Sales	$—	$164,205
Gross Gains on Sales	—	184
Gross Losses on Sales	—	35,077
Income Taxes on Net Gains (Losses)	—	(7,704)

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Proceeds from Sales	$205,376	$226,367
Gross Gains on Sales	—	544
Gross Losses on Sales	—	35,402
Income Taxes on Net Gains (Losses)	—	(7,697)
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $1,017,160 and $1,065,880 as of June 30, 2025 and December 31, 2024, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
Below is a summary of securities with unrealized losses as of June 30, 2025 and December 31, 2024, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$16,396	$(354)	$430,562	$(141,348)	$446,958	$(141,702)
MBS/CMO	20,073	(252)	472,264	(93,547)	492,337	(93,799)
US Gov’t Sponsored Entities & Agencies	44,268	(816)	143,392	(29,934)	187,660	(30,750)
Total	$80,737	$(1,422)	$1,046,218	$(264,829)	$1,126,955	$(266,251)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,249	$(231)	$445,264	$(124,584)	$458,513	$(124,815)
MBS/CMO	176,333	(2,461)	480,235	(113,254)	656,568	(115,715)
US Gov’t Sponsored Entities & Agencies	96,132	(2,989)	144,943	(35,647)	241,075	(38,636)
Total	$285,714	$(5,681)	$1,070,442	$(273,485)	$1,356,156	$(279,166)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses “ACL” is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at June 30, 2025 and December 31, 2024 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at June 30, 2025 or December 31, 2024.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $8,522 at June 30, 2025 and $8,110 at December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2025 and December 31, 2024. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2025, there was no additional impairment recognized through earnings.

NOTE 6 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $141,034 at June 30, 2025 and $149,456 at December 31, 2024. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Derivatives (continued)
exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	June 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$141,034	$5,180	$149,456	$6,439

Included in Other Liabilities:
Interest Rate Swaps	$141,034	$5,271	$149,456	$6,476
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Rate Swaps:
Included in Other Operating Income	$(19)	$12	$89	$237

NOTE 7 – Loans

Loans were comprised of the following classifications:

	June 30, 2025	December 31, 2024
Commercial:
Commercial and Industrial Loans	$734,551	$591,785
Commercial Real Estate Loans	3,096,728	2,224,872
Agricultural Loans	461,420	431,037
Leases	82,995	79,253
Retail:
Home Equity Loans	434,437	344,808
Consumer Loans	112,770	81,396
Credit Cards	27,116	22,668
Residential Mortgage Loans	798,343	357,448

Subtotal	5,748,360	4,133,267
Less: Unearned Income	(8,932)	(8,365)
Allowance for Credit Losses	(75,510)	(44,436)
Loans, Net	$5,663,918	$4,080,466

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The table above includes $98,270 and $11,178 of purchase credit deteriorated loans as of June 30, 2025 and December 31, 2024, respectively.
As further described in Note 16, during 2025 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on February 1, 2025.

	Acquired Loan Balance	Fair Value Discount	Fair Value
Bank Acquisition	$1,569,631	$(65,658)	$1,503,973
The table below summarizes the remaining carrying amount of acquired loans included in the June 30, 2025 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Loan Balance	$132,016	$782,537	$35,622	$—	$26,813	$58,589	$—	$431,314	$1,466,891
Fair Value (Discount)/Premium	(3,395)	(17,950)	(649)	—	(317)	(1,009)	—	(35,124)	(58,444)
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows:

2025
Purchase Price of Loans at Acquisition	$94,387
Allowance for Credit Losses at Acquisition	15,908
Non-Credit Discount/(Premium) at Acquisition	6,449
Total	$116,744

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2025 and 2024:

June 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$15,343	$37,811	$5,306	$1,151	$657	$3,942	$608	$10,340	$75,158
Provision (Benefit) for Credit Loss Expense	2,620	423	(2,176)	41	259	384	366	(717)	1,200
Loans Charged-off	(247)	(26)	—	—	(334)	—	(386)	(28)	(1,021)
Recoveries Collected	23	—	—	—	109	8	33	—	173
Total Ending Allowance Balance	$17,739	$38,208	$3,130	$1,192	$691	$4,334	$621	$9,595	$75,510

June 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,266	$26,452	$3,650	$373	$785	$2,001	$395	$2,832	$43,754
Provision (Benefit) for Credit Loss Expense	(75)	142	46	(5)	206	55	198	58	625
Loans Charged-off	(29)	—	(1)	—	(384)	—	(185)	—	(599)
Recoveries Collected	38	4	2	—	115	2	5	—	166
Total Ending Allowance Balance	$7,200	$26,598	$3,697	$368	$722	$2,058	$413	$2,890	$43,946

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2025 and 2024:

June 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,271)	(1,655)	720	(284)	1,056	(24)	2,013	(7)
2/1/2025 Acquired Heartland PCD	5,246	7,080	3,352	—	20	11	—	199	15,908
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for credit loss expense	2,545	1,085	(3,654)	75	486	492	631	(1,353)	307
Loans charged-off	(373)	(26)	—	—	(659)	—	(560)	(28)	(1,646)
Recoveries collected	27	—	—	—	222	9	54	—	312
Total ending allowance balance	$17,739	$38,208	$3,130	$1,192	$691	$4,334	$621	$9,595	$75,510

June 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for credit loss expense	(631)	974	(141)	22	476	349	348	128	1,525
Loans charged-off	(131)	(308)	(1)	—	(753)	(134)	(333)	—	(1,660)
Recoveries collected	41	9	2	—	240	9	15	—	316
Total ending allowance balance	$7,200	$26,598	$3,697	$368	$722	$2,058	$413	$2,890	$43,946
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

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. While both methodologies permit the Company to develop reasonable and supportable forecasts, by utilizing the discounted cash flow method, the Company has the ability to better evaluate multiple economic scenarios by capturing macroeconomic conditions within the model assumptions and calculations. This change in methodology had an insignificant impact on the allowance in 2025.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of June 30, 2025 and December 31, 2024:

June 30, 2025	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$2,415	$9,150	$159
Commercial Real Estate Loans	3,537	7,741	1,429
Agricultural Loans	97	105	713
Leases	—	—	—
Home Equity Loans	1,084	1,189	—
Consumer Loans	25	25	—
Credit Cards	126	126	—
Residential Mortgage Loans	3,361	4,451	—
Total	$10,645	$22,787	$2,301
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $22,787.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2025 totaled $64 and $203, respectively.

December 31, 2024	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,346	$5,018	$—
Commercial Real Estate Loans	1,268	1,745	183
Agricultural Loans	655	765	5
Leases	—	—	—
Home Equity Loans	1,087	1,087	—
Consumer Loans	63	63	—
Credit Cards	54	54	—
Residential Mortgage Loans	1,977	2,202	—
Total	$6,450	$10,934	$188
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $10,934.

Interest income on non-accrual loans recognized during the year ended December 31, 2024 totaled $291.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2025 and December 31, 2024:

June 30, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$10,118	$6,446	$—	$10,960	$27,524
Commercial Real Estate Loans	39,633	311	—	—	39,944
Agricultural Loans	1,008	8	—	652	1,668
Leases	—	—	—	—	—
Home Equity Loans	423	—	—	—	423
Consumer Loans	10	11	—	—	21
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,625	—	—	—	1,625
Total	$52,817	$6,776	$—	$11,612	$71,205

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

December 31, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,986	$90	$—	$58	$6,134
Commercial Real Estate Loans	7,293	—	—	—	7,293
Agricultural Loans	2,777	263	—	—	3,040
Leases	—	—	—	—	—
Home Equity Loans	423	—	—	—	423
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	523	—	—	—	523
Total	$17,012	$353	$—	$58	$17,423

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2025 and December 31, 2024:

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$488	$865	$5,931	$7,284	$727,267	$734,551
Commercial Real Estate Loans	2,278	514	6,280	9,072	3,087,656	3,096,728
Agricultural Loans	1,395	314	713	2,422	458,998	461,420
Leases	—	—	—	—	82,995	82,995
Home Equity Loans	2,537	217	1,189	3,943	430,494	434,437
Consumer Loans	528	32	25	585	112,185	112,770
Credit Cards	204	85	126	415	26,701	27,116
Residential Mortgage Loans	13,637	4,556	4,218	22,411	775,932	798,343
Total	$21,067	$6,583	$18,482	$46,132	$5,702,228	$5,748,360

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$531	$36	$4,395	$4,962	$586,823	$591,785
Commercial Real Estate Loans	546	673	1,368	2,587	2,222,285	2,224,872
Agricultural Loans	241	—	428	669	430,368	431,037
Leases	—	—	—	—	79,253	79,253
Home Equity Loans	1,515	544	1,087	3,146	341,662	344,808
Consumer Loans	185	194	63	442	80,954	81,396
Credit Cards	398	98	54	550	22,118	22,668
Residential Mortgage Loans	5,744	3,644	2,035	11,423	346,025	357,448
Total	$9,160	$5,189	$9,430	$23,779	$4,109,488	$4,133,267

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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
loan. No modifications during the three or six months ended June 30, 2025, or the year ended December 31, 2024, resulted in a permanent reduction of the recorded investment in the loan.

During the three and six months ended June 30, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and six months ended June 30, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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

Based on the analysis performed at June 30, 2025 and December 31, 2024, the risk category of loans by class of loans is as follows:

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$69,625	$116,738	$76,233	$93,140	$62,353	$56,162	$215,707	$689,958
Special Mention	411	812	1,677	283	624	2,669	4,251	10,727
Substandard	100	910	3,276	6,273	4,859	10,167	8,281	33,866
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$70,136	$118,460	$81,186	$99,696	$67,836	$68,998	$228,239	$734,551

Current Period Gross Charge-Offs	$—	$256	$—	$27	$—	$40	$50	$373

Commercial Real Estate:
Risk Rating
Pass	$214,388	$421,994	$421,347	$547,829	$477,663	$847,573	$56,432	$2,987,226
Special Mention	402	1,909	13,299	9,398	14,332	26,792	—	66,132
Substandard	79	—	901	3,188	7,453	31,617	132	43,370
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$214,869	$423,903	$435,547	$560,415	$499,448	$905,982	$56,564	$3,096,728

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$26	$—	$26

Agricultural:
Risk Rating
Pass	$28,570	$39,037	$35,856	$47,287	$31,571	$137,709	$102,388	$422,418
Special Mention	2,246	1,988	2,744	1,029	3,095	13,863	9,277	34,242
Substandard	—	371	163	—	107	3,569	550	4,760
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$30,816	$41,396	$38,763	$48,316	$34,773	$155,141	$112,215	$461,420

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$17,467	$27,912	$23,015	$6,278	$3,751	$4,572	$—	$82,995
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$17,467	$27,912	$23,015	$6,278	$3,751	$4,572	$—	$82,995

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
June 30, 2025
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

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$26,707	$49,740	$17,164	$7,024	$4,668	$3,272	$4,170	$112,745
Nonperforming	—	8	16	1	—	—	—	25
Total Consumer Loans	$26,707	$49,748	$17,180	$7,025	$4,668	$3,272	$4,170	$112,770

Current Period Gross Charge-Offs	$551	$21	$43	$28	$15	$1	$—	$659

Home Equity:
Payment performance
Performing	$481	$782	$951	$3,483	$914	$4,960	$421,677	$433,248
Nonperforming	—	70	128	593	25	348	25	1,189
Total Home Equity Loans	$481	$852	$1,079	$4,076	$939	$5,308	$421,702	$434,437

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Mortgage:
Payment performance
Performing	$46,749	$88,452	$105,380	$202,864	$152,453	$197,994	$—	$793,892
Nonperforming	—	79	394	1,472	1,070	1,436	—	4,451
Total Residential Mortgage Loans	$46,749	$88,531	$105,774	$204,336	$153,523	$199,430	$—	$798,343

Current Period Gross Charge-Offs	$—	$—	$—	$—	$28	$—	$—	$28

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	June 30, 2025	December 31, 2024

Performing	$26,990	$22,614
Nonperforming	126	54

Total	$27,116	$22,668

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

June 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	17,312	1,131	—	—	—	—	—	18,443

December 31, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)
NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $23,290 and $56,862 as of June 30, 2025 and December 31, 2024, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 9 – Segment Information

For the first five months of 2024, the Company’s operations included three primary segments: core banking, wealth management services, and insurance operations. On June 1, 2024, the Company sold substantially all of the assets of its insurance operations to Hilb Group, and ceased insurance-related activities for the Company. As a result of the sale, insurance revenue and expenses reported within the accompanying financial statements reflect no GAI activity for the first six months of 2025. See Note 3 for additional information on this sale.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended June 30, 2025
Interest and Fees on Loans	$90,002	$—	$—	$—	$90,002
Interest on Securities and Other Short-term Investments	16,326	85	—	117	16,528
Net Gains on Sales of Loans	997	—	—	—	997
Wealth Management Fees	1	4,164	—	—	4,165
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					11,571
Elimination of Intercompany Revenues					(95)
Total Consolidated Revenue					123,168

Less:
Interest on Deposits	30,730	—	—	—	30,730
Interest on FHLB Advances and Other Borrowings	848	—	—	1,797	2,645
Provision for Credit Losses	1,200	—	—	—	1,200
Salaries and Employee Benefits	24,253	1,958	—	427	26,638

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					22,879
Elimination of Intersegment Expenses					(95)
Income before Income Taxes					39,171

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	40,408	1,500	—	(2,737)	39,171
Segment Assets at June 30, 2025	8,252,469	15,829	—	11,844	8,280,142
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended June 30, 2024
Interest and Fees on Loans	$59,230	$—	$—	$—	$59,230
Interest on Securities and Other Short-term Investments	12,285	38	1	136	12,460
Net Gains on Sales of Loans	969	—	—	—	969
Wealth Management Fees	1	3,782	—	—	3,783
Insurance Revenues	—	1	1,505	—	1,506

Reconciliation of Revenue:
Other Revenues					12,665
Elimination of Intercompany Revenues					(113)
Total Consolidated Revenue					90,500

Less:
Interest on Deposits	23,498	—	—	—	23,498
Interest on FHLB Advances and Other Borrowings	849	—	—	1,372	2,221
Provision for Credit Losses	625	—	—	—	625
Salaries and Employee Benefits	17,850	1,757	1,348	2	20,957

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					16,717
Elimination of Intersegment Expenses					(113)
Income before Income Taxes					26,595

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	(9,791)	1,405	36,696	(1,715)	26,595
Segment Assets at December 31, 2024	6,340,396	13,544	—	(58,030)	6,295,910
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended June 30, 2025
Interest and Fees on Loans	$171,507	$—	$—	$—	$171,507
Interest on Securities and Other Short-term Investments	30,949	151	—	252	31,352
Net Gains on Sales of Loans	1,829	—	—	—	1,829
Wealth Management Fees	2	7,999	—	—	8,001
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					21,743
Elimination of Intercompany Revenues					(208)
Total Consolidated Revenue					234,224

Less:
Interest on Deposits	57,871	—	—	—	57,871
Interest on FHLB Advances and Other Borrowings	1,745	—	—	3,516	5,261
Provision for Credit Losses	16,500	—	—	—	16,500
Salaries and Employee Benefits	50,150	3,845	—	683	54,678

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					47,621
Elimination of Intersegment Expenses					(208)
Income before Income Taxes					52,501

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	57,219	2,910	—	(7,628)	52,501
Segment Assets at June 30, 2025	8,252,469	15,829	—	11,844	8,280,142
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Six Months Ended June 30, 2024
Interest and Fees on Loans	$117,056	$—	$—	$—	$117,056
Interest on Securities and Other Short-term Investments	22,665	67	1	257	22,990
Net Gains on Sales of Loans	1,720	—	—	—	1,720
Wealth Management Fees	2	7,147	—	—	7,149
Insurance Revenues	—	1	4,383	—	4,384

Reconciliation of Revenue:
Other Revenues					21,492
Elimination of Intercompany Revenues					(211)
Total Consolidated Revenue					174,580

Less:
Interest on Deposits	44,585	—	—	—	44,585
Interest on FHLB Advances and Other Borrowings	1,749	—	—	2,747	4,496
Provision for Credit Losses	1,525	—	—	—	1,525
Salaries and Employee Benefits	35,643	3,409	3,079	4	42,135

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					32,277
Elimination of Intersegment Expenses					(211)
Income before Income Taxes					49,773

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	13,010	2,638	37,595	(3,470)	49,773
Segment Assets at December 31, 2024	6,340,396	13,544	—	(58,030)	6,295,910
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
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)

For the three and six months ended June 30, 2025 and 2024, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2025 and 2024.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and six months ended June 30, 2025, the Company granted 17,414 and 86,944 shares of restricted stock, respectively. During the three and six months ended June 30, 2024, the Company granted 14,188 and 102,106 shares of restricted stock, respectively. Total unvested shares of restricted stock at June 30, 2025 and December 31, 2024 were 186,463 and 134,553, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2025	2024

Restricted Stock Expense	$910	$1,040
Cash Entitlement Expense	156	203
Tax Effect	(276)	(322)
Net of Tax	$790	$921

	Six Months Ended June 30,
	2025	2024

Restricted Stock Expense	$1,670	$1,680
Cash Entitlement Expense	340	391
Tax Effect	(521)	(537)
Net of Tax	$1,489	$1,534

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $5,395 and $5,553 as of June 30, 2025 and 2024, respectively.

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
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)
For the three and six months ended June 30, 2025, the Company recorded $8 and $16, respectively, of expense related to the 2019 ESPP resulting in $6 and $12 net of tax, respectively. For the three and six months ended June 30, 2024, the Company recorded $0 and $12, respectively, of expense related to the 2019 ESPP resulting in $0 and $9, net of tax, respectively. There was no unrecognized compensation expense as of June 30, 2025 and 2024 for the 2019 ESPP. No stock options were outstanding as of June 30, 2025 and December 31, 2024.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2025, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
June 30, 2025
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$160,247	$—	$—	$160,247
Obligations of State and Political Subdivisions	—	459,138	—	459,138
MBS/CMO	—	702,718	—	702,718
US Gov’t Sponsored Entities & Agencies	—	249,749	—	249,749
Total Securities	$160,247	$1,411,605	$—	$1,571,852

Loans Held-for-Sale	$—	$13,880	$—	$13,880

Derivative Assets	$—	$5,180	$—	$5,180

Derivative Liabilities	$—	$5,271	$—	$5,271

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$110,864	$—	$—	$110,864
Obligations of State and Political Subdivisions	—	463,169	—	463,169
MBS/CMO	—	702,179	—	702,179
US Gov’t Sponsored Entities & Agencies	—	241,075	—	241,075
Total Securities	$110,864	$1,406,423	$—	$1,517,287

Loans Held-for-Sale	$—	$8,239	$—	$8,239

Derivative Assets	$—	$6,439	$—	$6,439

Derivative Liabilities	$—	$6,476	$—	$6,476

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
As of June 30, 2025 and December 31, 2024, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2025	December 31, 2024

Aggregate Fair Value	$13,880	$8,239
Contractual Balance	13,660	8,111
Gain (Loss)	220	128
The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2025 for loans held for sale were $96 and $92, respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2024 for loans held for sale were $122 and $210, respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024:

	Obligations of State and Political Subdivisions		MBS/CMO
	2025	2024	2025	2024

Balance of Recurring Level 3 Assets at April 1	$—	$76	$—	$991
Total Gains (Losses) Included in Other Comprehensive Income	—	—	—	18
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$—	$76	$—	$1,009

	Obligations of State and Political Subdivisions		MBS/CMO
	2025	2024	2025	2024

Balance of Recurring Level 3 Assets at January 1	$—	$75	$—	$984
Total Gains (Losses) Included in Other Comprehensive Income	—	1	—	25
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at June 30	$—	$76	$—	$1,009
Of the total gain (loss) included in earnings for the three months ended June 30, 2025 and 2024, $0 and $18 was attributable to other changes in fair value, respectively. Of the total gain (loss) included in earnings for the six months ended June 30, 2025 and 2024, $0 and $26 was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$17,032	$17,032
Commercial Real Estate Loans	$—	$—	$26,623	$26,623
Agricultural Loans	$—	$—	$1,131	$1,131
Consumer Loans	$—	$—	$4	$4
Home Equity Loans	$—	$—	$329	$329
Residential Mortgage Loans	$—	$—	$1,199	$1,199

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2025 and December 31, 2024:

June 30, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$17,032	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-100% (69%)
Collateral Dependent Loans - Commercial Real Estate Loans	$26,623	Sales comparison approach	Adjustment for physical condition of comparable properties sold	19%-83% (66%)
Collateral Dependent Loans - Agricultural Loans	$1,131	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (36%)
Collateral Dependent Loans - Consumer Loans	$4	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Home Equity Loans	$329	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$1,199	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ended June 30, 2025 and December 31, 2024. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$200,148	$99,871	$100,277	$—	$200,148
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,582,974	—	—	5,509,638	5,509,638
Accrued Interest Receivable	35,636	—	8,858	26,778	35,636
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,624,768)	(5,624,768)	—	—	(5,624,768)
Time Deposits	(1,329,918)	—	(1,322,916)	—	(1,322,916)
Short-term Borrowings	(23,290)	—	(23,290)	—	(23,290)
Long-term Debt	(178,743)	—	(78,016)	(100,013)	(178,029)
Accrued Interest Payable	(8,548)	—	(8,374)	(174)	(8,548)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2025 and 2024, net of tax:

June 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2025	$(209,167)	$(514)	$(209,681)
Other Comprehensive Income (Loss) Before Reclassification	2,121	—	2,121
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	2,121	—	2,121
Ending Balance at June 30, 2025	$(207,046)	$(514)	$(207,560)

June 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2025	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	12,904	—	12,904
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	12,904	—	12,904
Ending Balance at June 30, 2025	$(207,046)	$(514)	$(207,560)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2025	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2025	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(34,893)	Net Gains on Securities
	7,704	Income Tax Expense
	(27,189)	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2024	$(27,189)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(34,858)	Net Gains (Losses) on Securities
	7,697	Income Tax Expense
	(27,161)	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2024	$(27,161)

NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three and six months ended June 30, 2025 and 2024. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment. As a result of the sale of substantially all of the assets of GAI on June 1, 2024, insurance revenues reflect no GAI activity for the quarter ended June 30, 2025. See Note 3 for additional information on the sale.

	Three Months Ended
	June 30,
Non-interest Income	2025	2024
In-Scope of Topic 606:
Wealth Management Fees	$4,165	$3,783
Service Charges on Deposit Accounts	3,714	3,093
Insurance Revenues	—	1,506
Interchange Fee Income	5,057	4,404
Other Operating Income:
ATM Fees	337	305
Wire Transfer Fees	243	180
Other (1)	326	282
Non-interest Income (in-scope of Topic 606)	13,842	13,553
Non-interest Income (out-of-scope of Topic 606)	2,891	5,370
Total Non-interest Income	$16,733	$18,923
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $326 thousand and $282 thousand for the three months ended June 30, 2025 and 2024, respectively, all of which are within the scope of ASC 606.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Revenue Recognition (continued)

	Six Months Ended
	June 30,
Non-interest Income	2025	2024
In-Scope of Topic 606:
Wealth Management Fees	$8,001	$7,149
Service Charges on Deposit Accounts	7,200	5,995
Insurance Revenues	—	4,384
Interchange Fee Income	9,478	8,491
Other Operating Income:
ATM Fees	628	593
Wire Transfer Fees	446	348
Other (1)	595	575
Non-interest Income (in-scope of Topic 606)	26,348	27,535
Non-interest Income (out-of-scope of Topic 606)	5,225	7,210
Total Non-interest Income	$31,573	$34,745
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $595 thousand and $575 thousand for the six months ended June 30, 2025 and 2024, respectively, all of which are within the scope of ASC 606.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024

Finance Lease Cost:
Amortization of Right-of -Use Assets	$53	$53
Interest on Lease Liabilities	64	71
Operating Lease Cost	304	335
Short-term Lease Cost	—	—
Total Lease Cost	$421	$459

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Finance Lease Cost:
Amortization of Right-of -Use Assets	$105	$105
Interest on Lease Liabilities	130	143
Operating Lease Cost	618	684
Short-term Lease Cost	—	—
Total Lease Cost	$853	$932
The weighted average lease term and discount rates were as follows:

	June 30, 2025	June 30, 2024

Weighted Average Remaining Lease Term:
Finance Leases	7 years	8 years
Operating Leases	6 years	6 years

Weighted Average Discount Rate:
Finance Leases	11.33%	11.36%
Operating Leases	3.10%	3.10%
Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	June 30, 2024

Finance Leases
Premises, Furniture and Equipment, Net	$1,333	$1,543
Other Borrowings	2,274	2,526

Operating Leases
Operating Lease Right-of-Use Assets	$3,763	$4,543
Operating Lease Liabilities	3,924	4,708

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$130	$143
Operating Cash Flows from Operating Leases	625	675
Financing Cash Flows from Finance Leases	141	127

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2025
	Finance Leases	Operating Leases

Year 1	$519	$988
Year 2	519	807
Year 3	445	673
Year 4	438	609
Year 5	438	352
Thereafter	853	883
Total Lease Payments	3,212	4,312
Less Imputed Interest	(938)	(388)
Total	$2,274	$3,924

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

As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. The Company accounted for the transaction under the acquisition method of accounting, which means these financial assets and liabilities were recorded at fair value at the day of acquisition. The fair value of the common shares issued as part of the consideration paid for Heartland was based upon the closing price of the Company’s common shares on the acquisition date. Fair value adjustments on prepaid balances and certain fixed assets, as well as the related tax impacts, were made during the current quarter. There was no impact to net income as a result of these changes. Certain borrowings and other liabilities, deferred taxes, premises, and certain other asset measurements have not been finalized and remain subject to change. However, the Company does not expect material variances from the current estimates and expects final valuations will be completed prior to December 31, 2025, which is within the allowable one year measurement period.

In accordance with ASC 805, the Company has expensed approximately $23,060 of direct acquisition costs and recorded $198,951 of goodwill and $40,065 of intangible assets. The goodwill of $198,951 arising from the acquisition consisted largely of synergies and the cost savings resulting from combining the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the Heartland acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)

Consideration
Cash for Stock Options, 401K Shares and Fractional Shares	$23,102
Equity Instruments	320,007
Fair Value of Total Consideration Transferred	$343,109

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$6,216
Federal Funds Sold and Other Short-term Investments	39,550
Interest-bearing Time Deposits with Banks	—
Securities	220,358
Loans, Net	1,503,973
Stock in FHLB and Other Restricted Stock, at Cost	6,992
Premises, Furniture & Equipment	38,100
Other Real Estate	—
Intangible Assets	40,065
Company Owned Life Insurance	20,660
Accrued Interest Receivable and Other Assets	38,731
Deposits - Non-interest Bearing	(436,467)
Deposits - Interest Bearing	(1,294,696)
FHLB Advances and Other Borrowings	(29,341)
Accrued Interest Payable and Other Liabilities	(9,983)
Total Identifiable Net Assets	144,158
Goodwill	$198,951

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments. The unaudited pro forma information for the three and six months ended June 30, 2025 and 2024 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 6/30/2025	Quarter Ended 6/30/2024

Net Interest Income	$73,155	$68,771
Non-interest Income	16,733	21,217
Total Revenue	89,888	89,988
Provision for Loan Losses Expense	1,200	(643)
Non-interest Expense	48,588	49,219
Income Before Income Taxes	40,100	41,412
Income Tax Expense	8,039	9,725
Net Income	$32,061	$31,687
Earnings Per Share and Diluted Earnings Per Share	$0.86	$0.85

For the three months ended June 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $928 on a pre-tax basis.

	Unaudited Pro Forma	Unaudited Pro Forma
	Six Months Ended 6/30/2025	Six Months Ended 6/30/2024

Net Interest Income	$145,916	$135,029
Non-interest Income	32,354	39,431
Total Revenue	178,270	174,460
Provision for Loan Losses Expense	284	257
Non-interest Expense	99,615	99,475
Income Before Income Taxes	78,371	74,728
Income Tax Expense	17,013	16,385
Net Income	$61,358	$58,343
Earnings Per Share and Diluted Earnings Per Share	$1.64	$1.56

For the six months ended June 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $6,860 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $16,200 on a pre-tax basis.

NOTE 17 – Subsequent Event

On August 1, 2025, the Company provided a notice of redemption to the holders of the Heartland BanCorp 5.0% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Heartland Notes”) of its election to redeem the full amount of Heartland Notes outstanding ($24.3 million) on September 15, 2025 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2025 and December 31, 2024 and the consolidated results of operations for the three months ended June 30, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Net income for the quarter ended June 30, 2025 totaled $31,361,000, or $0.84 per share, an increase of 22% on a per share basis compared with the second quarter 2024 net income of $20,530,000, or $0.69 per share. Net income for the six months ended June 30, 2025 totaled $41,878,000, or $1.16 per share, a decrease of 13% on a per share basis compared with the six months ended June 30, 2024.

Net income for both the second quarter and first six months of 2025 were impacted by acquisition-related expenses for the Heartland transaction that closed on February 1, 2025. In addition, net income for the second quarter of 2024 was impacted by the Company’s sale of the assets of GAI and the partial securities portfolio restructuring transaction discussed above.

The second quarter of 2025 results of operations included acquisition-related expenses of $929,000 ($697,000, on an after tax basis). The first six months of 2025 results of operations included Heartland acquisition-related expenses of $6,860,000 ($5,316,000, on an after tax basis) and also included the “Day 2” provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis). As indicated above, the second quarter of 2024 earnings included the insurance sale transaction resulting in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share, and the partial securities portfolio restructuring transaction resulting in an after tax loss of $27,189,000, or $0.92 per share. In addition, the second quarter of 2024 included Heartland acquisition-related expenses of $425,000 ($318,000, on an after tax basis).

On an adjusted basis, net income for the second quarter of 2025 was $32,058,000, or $0.86 per share, compared with the adjusted second quarter 2024 net income of $20,351000, or $0.69 per share. Net income, on an adjusted basis, for the six months ended June 30, 2025, was $59,345,000, or $1.64 per share, compared with the adjusted six months ended June 30, 2024 net income of $39,373,000, or $1.33 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Under Accounting Standards Codification (ASC) 805, Business Combinations, in a transaction like the Heartland merger, the acquirer is required to recognize an allowance for credit losses in the period of acquisition for both purchased credit deterioration (“PCD”) assets and non-PCD assets. The determination of PCD versus non-PCD determines how the allowance for credit loss flows through the financial statements. For PCD assets, the gross-up method includes the impact in the “Day 1” business combination entries with no impact to expense. For non-PCD assets, the impact is reflected outside of the business combination entries (sometimes referred to as “Day 2”) and is reflected in expense.

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. While both methodologies permit the Company to develop reasonable and supportable forecasts, by utilizing the discounted cash flow method, the Company has the ability to better evaluate multiple economic scenarios by capturing macroeconomic conditions within the model assumptions and calculations. This change in methodology had an insignificant impact on the allowance in 2025.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2025. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2025, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $3,888,000 and gross unrealized losses totaled approximately $266,251,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2025 totaled $31,361,000, or $0.84 per share, an increase of 22% on a per share basis compared with the second quarter 2024 net income of $20,530,000, or $0.69 per share. Net income for the six months ended June 30, 2025 totaled $41,878,000, or $1.16 per share, a decrease of 13% on a per share basis compared with the six months ended June 30, 2024.

Net income for both the second quarter and first six months of 2025 were impacted by acquisition-related expenses for the Heartland transaction that closed on February 1, 2025. In addition, net income for the second quarter of 2024 was impacted by the Company’s sale of the assets of GAI and the partial securities portfolio restructuring transaction discussed above.

The second quarter of 2025 results of operations included acquisition-related expenses of $929,000 ($697,000, on an after tax basis). The first six months of 2025 results of operations included Heartland acquisition-related expenses of $6,861,000 ($5,317,000, on an after tax basis) and also included the “Day 2” provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis). As indicated above, the second quarter of 2024 earnings included the insurance sale transaction resulting in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share, and the partial securities portfolio restructuring transaction resulting in an after tax loss of $27,189,000, or $0.92 per share. In addition, the second quarter of 2024 included Heartland acquisition-related expenses of $425,000 ($318,000, on an after tax basis).

On an adjusted basis, net income for the second quarter of 2025 was $32,058,000, or $0.86 per share, compared with the adjusted second quarter 2024 net income of $20,351,000, or $0.69 per share. Net income, on an adjusted basis, for the six months ended June 30, 2025, was $59,345,000, or $1.64 per share, compared with the adjusted six months ended June 30, 2024 net income of $39,373,000, or $1.33 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2025 and 2024. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$353,588	$3,932	4.46%	$180,595	$2,383	5.31%
Securities:
Taxable	1,119,679	9,139	3.26%	844,351	5,225	2.48%
Non-taxable	452,917	4,256	3.76%	661,456	5,999	3.63%
Total Loans and Leases⁽²⁾	5,678,929	90,378	6.38%	4,022,612	59,496	5.95%
TOTAL INTEREST EARNING ASSETS	7,605,113	107,705	5.68%	5,709,014	73,103	5.14%
Other Assets	894,911			565,774
Less: Allowance for Credit Losses	(75,696)			(44,112)
TOTAL ASSETS	$8,424,328			$6,230,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,946,716	$7,800	1.61%	$1,760,881	$8,103	1.85%
Savings Deposits and Money Market Accounts	1,911,480	9,939	2.09%	1,288,630	5,903	1.84%
Time Deposits	1,381,233	12,896	3.75%	881,880	9,379	4.28%
FHLB Advances and Other Borrowings	208,241	2,645	5.09%	182,960	2,221	4.88%
TOTAL INTEREST-BEARING LIABILITIES	5,447,670	33,280	2.45%	4,114,351	25,606	2.50%
Demand Deposit Accounts	1,873,459			1,421,710
Other Liabilities	54,972			44,729
TOTAL LIABILITIES	7,376,101			5,580,790
Shareholders’ Equity	1,048,227			649,886
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$8,424,328			$6,230,676

COST OF FUNDS			1.76%			1.80%
NET INTEREST INCOME		$74,425			$47,497
NET INTEREST MARGIN (3)			3.92%			3.34%
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

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2025 and 2024. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$277,486	$6,148	4.47%	$101,750	$2,682	5.30%
Securities:
Taxable	1,114,594	18,260	3.28%	844,688	10,077	2.39%
Non-taxable	464,719	8,527	3.67%	706,065	12,683	3.59%
Total Loans and Leases⁽²⁾	5,408,894	172,305	6.42%	3,997,422	117,564	5.91%
TOTAL INTEREST EARNING ASSETS	7,265,693	205,240	5.69%	5,649,925	143,006	5.08%
Other Assets	833,936			560,640
Less: Allowance for Credit Losses	(70,863)			(44,042)
TOTAL ASSETS	$8,028,766			$6,166,523

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,878,364	$14,913	1.60%	$1,730,776	$15,627	1.82%
Savings Deposits and Money Market Accounts	1,796,749	18,134	2.04%	1,278,857	11,202	1.76%
Time Deposits	1,325,992	24,616	3.74%	844,428	17,545	4.18%
FHLB Advances and Other Borrowings	212,404	5,261	4.99%	189,654	4,496	4.77%
TOTAL INTEREST-BEARING LIABILITIES	5,213,509	62,924	2.43%	4,043,715	48,870	2.43%
Demand Deposit Accounts	1,772,153			1,423,975
Other Liabilities	52,975			45,499
TOTAL LIABILITIES	7,038,637			5,513,189
Shareholders’ Equity	990,129			653,334
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$8,028,766			$6,166,523

COST OF FUNDS			1.75%			1.74%
NET INTEREST INCOME		$142,316			$94,136
NET INTEREST MARGIN (3)			3.94%			3.34%
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

During the second quarter of 2025, net interest income, on a non tax-equivalent basis, totaled $73,155,000, an increase of $27,184,000, or 59% compared to the second quarter of 2024 net interest income of $45,971,000. During the first six months of 2025, net interest income, on a non tax-equivalent basis, totaled $139,727,000, an increase of $48,762,000, or 54%, compared to the first six months of 2024 net interest income of $90,965,000. The increase in net interest income for both periods presented for 2025 compared with the same periods of 2024 was primarily attributable to a higher level of earning assets driven by the Heartland acquisition and an improvement of the Company’s net interest margin.

The tax equivalent net interest margin for the quarter ended June 30, 2025 was 3.92% compared with 3.34% in the second quarter of 2024. The tax equivalent net interest margin for the six months ended June 30, 2025 was 3.94% compared with 3.34% in the same period of 2024. The Company’s net interest margin and net interest income in both periods presented were impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $3,483,000 during the second quarter of 2025 and $293,000 during the second quarter of 2024. Accretion of discounts on acquired loans totaled $7,675,000 and $653,000 for the first half of 2025 and 2024, respectively. Accretion of discounts on acquired loans contributed approximately 18 basis points to the net interest margin in the second quarter of 2025 and 2 basis points in the second quarter of 2024. Accretion of loan discounts on acquired loans contributed approximately 21 basis points to the net interest margin in the first half of 2025 compared to 1 basis point in the first half of 2024.

The continued improvement in the net interest margin, excluding the accretion of discount on acquired loans, during the second quarter of 2025 compared with the second quarter of 2024 as well as the first six months of 2025 compared with the first six months of 2024 was largely driven by an improved yield on earning assets and a lower cost of deposits (excluding Heartland’s deposit base). The lower cost of deposits was driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2024 and the Company’s ability to correspondingly lower deposit costs.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2025, the Company recorded a provision for credit losses of $1,200,000 compared with a provision for credit losses of $625,000 during the second quarter of 2024. During the six months ended June 30, 2025, the Company recorded a provision for credit losses of $16,500,000 compared with a provision for credit losses of $1,525,000 for the first half of 2024. The first quarter of 2025 included a provision for credit losses of $16,200,000 related to the “Day 2” adjustment for the Heartland acquisition.

Net charge-offs totaled $848,000, or 6 basis points, on an annualized basis, of average loans outstanding during the second quarter of 2025 compared with $433,000, or 4 basis points, on an annualized basis, of average loans during the second quarter of 2024. Net charge-offs totaled $1,334,000, or 5 basis points, on an annualized basis, of average loans outstanding during the six months ended June 30, 2025 compared with $1,344,000, or 7 basis points, on an annualized basis, of average loans during the same period of 2024.

The provision for credit losses made during the three and six months ended June 30, 2025 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. This change in methodology resulted in a decline of $1,674,000 to the allowance in the first quarter of 2025.

Non-interest Income:

During the quarter ended June 30, 2025, non-interest income totaled $16,733,000, a decline of $2,190,000, or 12%, compared with the second quarter of 2024. The decline in the second quarter of 2025 compared to the same period of 2024 was largely the result of the previously mentioned sale of the GAI assets during the second quarter of 2024 and securities portfolio restructuring transaction. On an adjusted basis, non-interest income for the second quarter of 2025 was $16,733,000 compared to $13,983,000 for the second quarter of 2024. Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” section in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Wealth Management Fees	$4,165	$3,783	$382	10%
Service Charges on Deposit Accounts	3,714	3,093	621	20
Insurance Revenues	—	1,506	(1,506)	n/m (1)
Company Owned Life Insurance	703	525	178	34
Interchange Fee Income	5,057	4,404	653	15
Gain on Sale of Assets of German American Insurance	—	38,323	(38,323)	n/m (1)
Other Operating Income	2,097	1,213	884	73
Subtotal	15,736	52,847	(37,111)	(70)
Net Gains on Sales of Loans	997	969	28	3
Net Gains (Losses) on Securities	—	(34,893)	34,893	n/m (1)
Total Non-interest Income	$16,733	$18,923	$(2,190)	(12)
(1) n/m= not meaningful

Wealth management fees increased $382,000, or 10%, during the second quarter of 2025 compared with the second quarter of 2024. The increase during the second quarter of 2025 compared with the second quarter of 2024 was largely attributable to increased assets under management, driven by healthy capital markets throughout 2024 and continued strong new business results in 2025, including additions from the Heartland acquisition.

Service charges on deposit accounts increased $621,000, or 20%, during the quarter ended June 30, 2025 compared with the same period of 2024. The increase during the second quarter of 2025 compared with the second quarter of 2024 was largely attributable to the Heartland acquisition and increased customer utilization of deposit services.

No insurance revenues were recognized during the second quarter of 2025 due to the sale of the GAI assets effective June 1, 2024. As a result, insurance revenues declined $1,506,000 during the second quarter of 2025, compared with the second quarter of 2024. As previously discussed, the sale of substantially all of the assets of GAI in June 2024 resulted in $38,323,000 in net proceeds. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

For the quarter ended June 30, 2025, interchange fees increased $653,000, or 15%, compared with the same quarter of 2024. The increase during the second quarter of 2025 compared with the second quarter of 2024 was largely attributable to the Heartland acquisition.

Other operating income increased $884,000, or 73%, in the second quarter of 2025 compared with the second quarter of 2024. The increase during the second quarter of 2025 compared with the second quarter of 2024 was primarily attributable to the Heartland acquisition.

There were no securities transactions during the second quarter of 2025 that resulted in net gains or losses. The net loss on securities during the second quarter of 2024 in the amount of $34,893,000 was related to the net loss recognized on the securities restructuring transaction previously discussed.

During the six months ended June 30, 2025, non-interest income totaled $31,573,000, a decline of $3,172,000, or 9%, compared with the same period of 2024. The decline in the six months ended June 30, 2025 compared to the same period of 2024 was largely the result of the previously mentioned sale of the GAI assets during the second quarter of 2024 and the securities portfolio restructuring transaction. On an adjusted basis, non-interest income for the first half of 2025 was $31,573,000 compared to $29,805,000 for the same period of 2024. Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” section in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Wealth Management Fees	$8,001	$7,149	$852	12%
Service Charges on Deposit Accounts	7,200	5,995	1,205	20
Insurance Revenues	—	4,384	(4,384)	n/m (1)
Company Owned Life Insurance	1,278	966	312	32
Interchange Fee Income	9,478	8,491	987	12
Gain on Sale of Assets of German American Insurance	—	38,323	(38,323)	n/m (1)
Other Operating Income	3,787	2,575	1,212	47
Subtotal	29,744	67,883	(38,139)	(56)
Net Gains on Sales of Loans	1,829	1,720	109	6
Net Gains (Losses) on Securities	—	(34,858)	34,858	n/m (1)
Total Non-interest Income	$31,573	$34,745	$(3,172)	(9)
(1) n/m= not meaningful

For the six months ended June 30, 2025, wealth management fees increased $852,000, or 12%, compared with the same period of 2024. The increase during the first half of 2025 compared with the same period of 2024 was largely attributable to increased assets under management, driven by healthy capital markets throughout 2024 and continued strong new business results in 2025, including additions from the Heartland acquisition.

Service charges on deposit accounts increased $1,205,000, or 20%, during the first two quarters of June 30, 2025, compared with the first two quarters of 2024. The increase during the first two quarters of 2025 compared with the same period of 2024 was largely attributable to the Heartland acquisition and to increased customer utilization of deposit services.

No insurance revenues were recognized during the six months ended June 30, 2025 due to the sale of the GAI assets effective June 1, 2024. As a result, insurance revenues declined $4,384,000 during the six months ended June 30, 2025, compared with the same period of 2024. As previously discussed, the sale of substantially all of the assets of GAI in June 2024 resulted in $38,323,000 in net proceeds. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Interchange fees increased $987,000, or 12%, during the six months ended June 30, 2025, compared with the six months ended June 30, 2024. The increase during the first six months of 2025 compared with the same period of 2024 was largely attributable to the Heartland acquisition.

During the six months ended, June 30, 2025, other operating income increased $1,212,000, or 47%, compared with the same period of 2024. The increase during the six months ended June 30, 2025 compared with the same period of 2024 was primarily attributable to the Heartland acquisition.

There were no securities transactions during the first half of 2025 that resulted in net gains or losses. The net loss on securities during the first half of 2024 in the amount of $34,858,000 was related to the net loss recognized on the securities restructuring transaction previously discussed.

Non-interest Expense:

During the quarter ended June 30, 2025, non-interest expense totaled $49,517,000, an increase of $11,843,000, or 31%, compared with the second quarter of 2024. The primary drivers of the increased operating expenses in the second quarter of 2025 compared with the second quarter of 2024 were the Heartland operating costs.

Each period presented included Heartland acquisition-related expenses, with such amounts being $929,000 for second quarter 2025 and $425,000 for second quarter 2024. The second quarter of 2024 also included non-recurring professional fees and other costs associated with the GAI asset sale that totaled approximately $1,816,000.

On an adjusted basis, non-interest expense for second quarter 2025 was $48,588,000 compared to $34,203,000 for second quarter 2024. Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Salaries and Employee Benefits	$26,638	$20,957	$5,681	27%
Occupancy, Furniture and Equipment Expense	4,751	3,487	1,264	36
FDIC Premiums	888	710	178	25
Data Processing Fees	4,086	3,019	1,067	35
Professional Fees	2,112	3,462	(1,350)	(39)
Advertising and Promotion	1,300	909	391	43
Intangible Amortization	2,803	532	2,271	427
Other Operating Expenses	6,939	4,598	2,341	51
Total Non-interest Expense	$49,517	$37,674	$11,843	31

Salaries and benefits increased $5,681,000, or 27%, during the second quarter of 2025 compared with the second quarter of 2024. The increase in the second quarter of 2025 compared with the second quarter of 2024 was due primarily to the salaries and benefits costs for the Heartland employee base.

Occupancy, furniture and equipment expense increased $1,264,000, or 36%, for the three months ended June 30, 2025, compared to the same period of 2024. The increase during the three months ended June 30, 2025 compared with the same period of 2024 was primarily attributable to the operating costs of the Heartland branch network.

During the second quarter of 2025, data processing fees increased $1,067,000, or 35%, compared with the second quarter of 2024. The increase during the second quarter of 2025 compared with the same period of 2024 was largely driven by operating costs of the existing Heartland systems and acquisition-related costs during the second quarter of 2025.

Professional fees declined $1,350,000, or 39%, in the second quarter of 2025 compared with the second quarter of 2024. The decline during the second quarter of 2025 compared with the same period of 2024 was due in large part to professional fees associated with the GAI sale transaction. Professional fees related to merger and acquisition activities totaled approximately $222,000 during the second quarter of 2025 and approximately $1,971,000 during the second quarter of 2024, with both periods being impacted by the Heartland acquisition and second quarter 2024 also being impacted by the GAI asset sale.

Intangible amortization increased $2,271,000, or 427%, during the second quarter of 2025 compared with the second quarter of 2024. The increase was attributable to the Heartland acquisition.

Other operating expenses increased $2,341,000, or 51%, for the three months ended June 30, 2025 compared with the same period of 2024. The increase in the three months ended June 30, 2025 compared with the same period of 2024 was largely attributable to acquisition-related training costs and to operating cost of Heartland.

During the six months ended June 30, 2025, non-interest expense totaled $102,299,000, an increase of $27,887,000, or 37%, compared with the same period of 2024. The primary drivers of the increased operating expenses in the six months ended June 30, 2025 compared with the same period of 2024 were the Heartland operating costs and acquisition relates costs.

Each period presented included Heartland acquisition-related expenses, with such amounts being $6,861,000 for the first half of 2025 and $425,000 for first half of 2024. The second quarter of 2024 also included non-recurring professional fees and other costs associated with the GAI asset sale that totaled approximately $1,816,000.

On an adjusted basis, non-interest expense for six months of 2025 was $95,438,000 compared to $70,941,000 for same period of 2024. Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Salaries and Employee Benefits	$54,678	$42,135	$12,543	30%
Occupancy, Furniture and Equipment Expense	9,414	7,291	2,123	29
FDIC Premiums	1,788	1,439	349	24
Data Processing Fees	9,581	5,830	3,751	64
Professional Fees	6,296	5,057	1,239	25
Advertising and Promotion	2,754	2,047	707	35
Intangible Amortization	4,873	1,110	3,763	339
Other Operating Expenses	12,915	9,503	3,412	36
Total Non-interest Expense	$102,299	$74,412	$27,887	37

Salaries and benefits increased $12,543,000, or 30%, for the first half of 2025 compared with the first half of 2024. The increase in the first half of 2025 compared with the same period of 2024 was due primarily to the salaries and benefits costs for the Heartland employee base.

During the six months ended June 30, 2025, occupancy, furniture and equipment expense increased $2,123,000, or 29%, compared to the six months ended June 30, 2024. The increase during the six months ended June 30, 2025 compared with the same period of 2024 was primarily attributable to the operating costs of the Heartland branch network.

Data processing fees increased $3,751,000, or 64%, during the first six months of 2025 compared with the same period of 2024. The increase during the first six months of 2025 compared with the same period of 2024 was largely driven by operating costs of the existing Heartland systems and acquisition-related costs during the first six months of 2025.

Professional fees increased $1,239,000, or 25%, during the six months ended June 30, 2025 compared with the same period of 2024. The increase during the six months ended June 30, 2025 compared to the same period of 2024 was due in large part to professional fees associated with the Heartland acquisition. Professional fees related to merger and acquisition activities totaled approximately $2,883,000 during the six months ended June 30, 2025 and approximately $1,971,000 during the same period of 2024, with both periods being impacted by the Heartland acquisition and the six months ended June 30, 2024, also being impacted by the GAI asset sale.

Intangible amortization increased $3,763,000, or 339%, during the first half of 2025 compared with the first half of 2024. The increase was attributable to the Heartland acquisition.

Other operating expenses increased $3,412,000, or 36%, during the first six months of 2025 compared with the same period of 2024. The increase in the first six months of 2025 compared with the same period of 2024 was largely attributable to the operating costs of Heartland.

Income Taxes:

The Company’s effective income tax rate was 19.94% and 22.81%, respectively, during the three months ended June 30, 2025 and 2024. The Company’s effective income tax rate was 20.2% and 20.5%, respectively, during the six months ended June 30, 2025 and 2024. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $8.280 billion at June 30, 2025, representing an increase of $1.984 billion compared with December 31, 2024. The increase in total assets at June 30, 2025 compared with year-end 2024 was in large part attributable to the Heartland acquisition.

June 30, 2025 total loans increased $1.615 billion compared with December 31, 2024. The increase in total loans at June 30, 2025 compared with year-end 2024 was largely due to the acquisition of Heartland and to a lesser extent organic loan growth from throughout the Company’s existing market areas.

Excluding loans acquired through the Heartland acquisition, total loans increased $100.1 million, or approximately 5% on an annualized basis, at June 30, 2025 compared with December 31, 2024. From December 31, 2024 to June 30, 2025, excluding the acquired Heartland loans, commercial and industrial loans increased approximately $6.9 million, or 2% on an annualized basis, commercial real estate loans increased $88.3 million, or 8% on an annualized basis, and retail loans increased $4.5 million, or 5% on an annualized basis, while agricultural loans declined $5.8 million, or 3% on an annualized basis.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years. The addition of the Heartland loan portfolio resulted in only modest changes to the overall portfolio composition, most notably in the residential mortgage loan segment. The portfolio is most heavily weighted in commercial real estate loans at 54% of the portfolio, followed by commercial and industrial loans at 14% of the portfolio, residential mortgage loans at 14% of the portfolio (up from 9% at year-end 2024), agricultural loans at 8% of the portfolio, and home equity loans at 8% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

End of Period Loan Balances: (dollars in thousands)	June 30, 2025	December 31, 2024	Current Period Change
Commercial and Industrial Loans and Leases	$817,546	$671,038	$146,508
Commercial Real Estate Loans	3,096,728	2,224,872	871,856
Agricultural Loans	461,420	431,037	30,383
Home Equity and Consumer Loans	574,323	448,872	125,451
Residential Mortgage Loans	798,343	357,448	440,895
Total Loans	$5,748,360	$4,133,267	$1,615,093

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	June 30, 2025		December 31, 2024
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	21%	11%	20%	11%
Retail Space	13%	7%	15%	8%
Industrial, Manufacturing, Warehousing Properties	10%	5%	10%	5%
1-4 Family Investment Properties	8%	4%	11%	6%
Lodging	7%	4%	6%	3%
Office Real Estate	9%	5%	9%	5%
Land Development and Construction	6%	3%	7%	4%
Healthcare Facilities	8%	4%	7%	4%

The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at June 30, 2025 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2024, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which was 42% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which was 12% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2025	December 31, 2024
Commercial and Industrial Loans and Leases	$18,931	$7,456
Commercial Real Estate Loans	38,208	25,818
Agricultural Loans	3,130	4,917
Home Equity and Consumer Loans	5,646	3,443
Residential Mortgage Loans	9,595	2,802
Unallocated	—	—
Total Allowance for Credit Losses	$75,510	$44,436

The Company’s allowance for credit losses totaled $75.5 million at June 30, 2025 compared to $44.4 million at December 31, 2024. The allowance for credit losses represented 1.32% of period-end loans at June 30, 2025 compared with 1.08% at December 31, 2024. At March 31, 2025, the Company changed its estimate methodology for the allowance for credit losses from the static pool to the discounted cash flow method which resulted in minimal impact to the allowance.

The Company added $32.1 million to the allowance for credit losses in conjunction with the closing of the Heartland acquisition on February 1, 2025, related to the Heartland loan portfolio. Of the increase in the allowance for credit losses for the Heartland portfolio, $16.2 million was recorded through the provision for credit losses for the “Day 2” Adjustment under the CECL model.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2025, the Company held net discounts on acquired loans of $60.9 million, which included $58.4 million related to the Heartland loan portfolio.

The following is an analysis of the Company’s non-performing assets at June 30, 2025 and December 31, 2024:

Non-performing Assets: (dollars in thousands)	June 30, 2025	December 31, 2024
Non-accrual Loans	$22,787	$10,934
Past Due Loans (90 days or more)	2,301	188
Total Non-performing Loans	25,088	11,122
Other Real Estate	48	—
Total Non-performing Assets	$25,136	$11,122

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.44%	0.27%
Non-performing Assets to Period End Assets	0.30%	0.18%
Allowance for Credit Loss to Non-performing Loans	300.98%	399.53%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Commercial and Industrial Loans and Leases	$9,150	$5,018	$159	$—
Commercial Real Estate Loans	7,741	1,745	1,429	183
Agricultural Loans	105	765	713	5
Home Equity Loans	1,189	1,087	—	—
Consumer Loans	151	117	—	—
Residential Mortgage Loans	4,451	2,202	—	—
Total	$22,787	$10,934	$2,301	$188

Non-performing assets totaled $25.1 million at June 30, 2025 compared to $11.1 million at December 31, 2024. Non-performing assets represented 0.30% of total assets at June 30, 2025 compared with 0.18% at year-end 2024. Non-performing loans totaled $25.1 million at June 30, 2025 compared to $11.1 million at December 31, 2024. Non-performing loans represented 0.44% of total loans at June 30, 2025 compared to 0.27% at December 31, 2024.

The increase in non-performing assets during the second quarter of 2025 was largely related to a single acquired commercial relationship. The relationship was identified as an adversely classified relationship at the time of acquisition and has subsequently been placed on non-accrual status. The overall increase in non-performing assets at June 30, 2025 compared to December 31, 2024 was largely attributable to the Heartland acquisition. As of June 30, 2025, non-performing assets from the Heartland acquisition totaled approximately $10.3 million.

June 30, 2025 total deposits increased $1.626 billion compared to year-end 2024. The increase in total deposits at June 30, 2025 compared with year-end 2024 was largely attributable to the Heartland acquisition. As of June 30, 2025, deposits from the Heartland acquisition totaled $1.608 billion. Excluding the deposits related to the acquisition, total deposits were relatively stable with an increase of $18.1 million, or approximately 1% on an annualized basis, at June 30, 2025 compared with year-end 2024.

The addition of the Heartland deposit portfolio did not result in significant changes to the overall deposit portfolio composition. Notably, non-interest bearing deposits have remained relatively stable as a percent of total deposits with June 30, 2025 non-interest deposits totaling 27% of total deposits while non-interest deposits totaled 26% at year-end 2024.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2025	December 31, 2024	Current Period Change
Non-interest-bearing Demand Deposits	$1,896,737	$1,399,270	$497,467
Interest-bearing Demand, Savings, & Money Market Accounts	3,728,031	3,013,204	714,827
Time Deposits < $100,000	521,802	327,080	194,722
Time Deposits of $100,000 or more	808,116	589,521	218,595
Total Deposits	$6,954,686	$5,329,075	$1,625,611

Capital Resources:

As of June 30, 2025, shareholders’ equity increased by $354.4 million to $1.070 billion compared with $715.1 million at year-end 2024. The increase in shareholders’ equity was primarily attributable to the issuance of approximately 7.7 million shares of the Bancorp’s common stock in the acquisition of Heartland, resulting in an increase to shareholders’ equity of $320.0 million.

Shareholders’ equity represented 12.9% of total assets at June 30, 2025 and 11.4% of total assets at December 31, 2024. Shareholders’ equity included $417.1 million of goodwill and other intangible assets at June 30, 2025 compared to $183.0 million of goodwill and other intangible assets at December 31, 2024.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At June 30, 2025, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

On August 1, 2025, the Company provided a notice of redemption to the holders of the Heartland BancCorp 5.0% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Heartland Notes”) of its election to redeem the full amount of Heartland Notes outstanding ($24.3 million) on September 15, 2025 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. While a portion of the Heartland Notes currently qualify as Tier 2 capital for regulatory capital purposes, the redemption will not have a material impact on the capital ratios of the Company or the Bank.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	6/30/2025 Ratio	12/31/2024 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.21%	17.15%	8.00%	N/A
Bank	13.93%	15.02%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.53%	15.72%	6.00%	N/A
Bank	13.02%	14.23%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.00%	15.02%	4.50%	N/A
Bank	13.02%	14.23%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	10.93%	12.28%	4.00%	N/A
Bank	10.51%	11.12%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $11.4 million during the six months ended June 30, 2025 ending at $200.1 million.  During the six months ended June 30, 2025, operating activities resulted in net cash inflows of $64.8 million. Investing activities resulted in net cash inflows of $110.5 million during the six months ended June 30, 2025. Financing activities resulted in net cash outflows for the six months ended June 30, 2025 of $164.0 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.66 billion at the FHLB, but availability at June 30, 2025 was limited to approximately $476 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $727 million at the Federal Reserve Bank as of June 30, 2025, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2025, the parent company had approximately $76.4 million of cash and cash equivalents available to meet its cash flow needs.

As discussed above in Capital Resources, the Company has provided notice of its election to redeem the outstanding Heartland Notes ($24.3 million) on September 15, 2025 at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest. Payment of the redemption price will be funded from cash on hand.

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain, non-GAAP financial measures, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its net income, earnings per share, provision for credit losses, non-interest expense, non-interest income, efficiency ratio, and net interest margin on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the CECL “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; (2) non-recurring expenses related to the Heartland merger; (3) the operating results for GAI, whose assets were sold effective June 1, 2024; (4) the gain on the sale of GAI assets; and (5) the loss related to the securities portfolio restructuring transaction that occurred in the second quarter of 2024. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

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

Non-GAAP Reconciliation – Net Income and Earnings Per Share	Three Months Ended		Six Months Ended
(Dollars in Thousands, except per share amounts)	06/30/2025	06/30/2024	06/30/2025	06/30/2024
Net Income, as reported	$31,361	$20,530	$41,878	$39,552
Adjustments:
Plus: CECL Day 2 non-PCD provision	—	—	12,150	—
Plus: Non-recurring merger-related expenses	697	318	5,317	318
Less: Loss on securities restructuring	—	(27,189)	$—	$(27,189)
Less: Income from GAI operations	—	210	$—	$210
Less: Gain on sale of GAI assets	—	27,476	$—	$27,476
Adjusted Net Income	$32,058	$20,351	$59,345	$39,373

Weighted Average Shares Outstanding	37,479,342	29,667,770	36,087,762	29,633,631

Earnings Per Share, as reported	$0.84	$0.69	$1.16	$1.33
Earnings Per Share, as adjusted	$0.86	$0.69	$1.64	$1.33

Non-GAAP Reconciliation – Non-Interest Income and Non-Interest Expense	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2025	06/30/2024	06/30/2025	06/30/2024

Non-Interest Income	$16,733	$18,923	$31,573	$34,745
Less: Loss on securities restructuring	—	(34,893)	—	(34,893)
Less: Revenue from GAI operations	—	1,510	—	1,510
Less: Gain on sale of GAI assets	—	38,323	—	38,323
Adjusted Non-Interest Income	$16,733	$13,983	$31,573	$29,805

Non-Interest Expense	$49,517	$37,674	$102,299	$74,412
Less: Non-recurring merger-related expenses	929	425	6,861	425
Less: Expense from GAI operations	—	1,230	—	1,230
Less: Expense from sale of GAI assets	—	1,816	—	1,816
Adjusted Non-Interest Expense	$48,588	$34,203	$95,438	$70,941

Non-GAAP Reconciliation – Efficiency Ratio	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2025	06/30/2024	06/30/2025	06/30/2024

Adjusted Non-Interest Expense (from above)	$48,588	$34,203	$95,438	$70,941
Less: Intangible Amortization	2,803	532	4,873	1,110
Adjusted Non-Interest Expense excluding Intangible Amortization	$45,785	$33,671	$90,565	$69,831

Net Interest Income	$73,155	$45,971	$139,727	$90,965
Add: FTE Adjustment	1,270	1,526	2,589	3,171
Net Interest Income (FTE)	74,425	47,497	142,316	94,136

Adjusted Non-Interest Income (from above)	16,733	13,983	31,573	29,805

Total Adjusted Total Revenue	$91,158	$61,480	$173,889	$123,941

Efficiency Ratio	51.25%	36.66%	56.04%	44.77%
Adjusted Efficiency Ratio	50.23%	54.77%	52.08%	56.34%

Non-GAAP Reconciliation – Net Interest Margin	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2025	06/30/2024	06/30/2025	06/30/2024

Net Interest Income (FTE) from above	$74,425	$47,497	$142,316	$94,136
Less: Accretion of Discount on Acquired Loans	3,483	—	7,675	653
Adjusted Net Interest Income (FTE)	$70,942	$47,497	$134,641	$93,483
Average Earning Assets	$7,605,113	$5,709,014	$7,265,693	$5,649,925
Net Interest Margin (FTE)	3.92%	3.34%	3.94%	3.34%
Adjusted Net Interest Margin (FTE)	3.74%	3.34%	3.73%	3.32%

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

Interest Rate Sensitivity as of June 30, 2025 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$316,939	0.70%
+1%	315,791	0.34%
Base	314,735	—
-1%	311,226	(1.11)%
-2%	304,253	(3.33)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2025 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2025 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$893,531	(7.99)%	12.26%	(39) b.p.
+1%	932,814	(3.95)%	12.47%	(18) b.p.
Base	971,161	—	12.65%	—
-1%	999,042	2.87%	12.67%	2 b.p.
-2%	999,426	2.91%	12.36%	(29) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of Unregistered Securities.

Not applicable.

(b) Use of Proceeds.

Not applicable.

(c) Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2025	—	$—	—	1,000,000
May 2025	—	—	—	1,000,000
June 2025	—	—	—	1,000,000
Total	—	$—	—
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

None.

(c) Insider trading arrangements.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.5
Form of 5.0% Fixed-to-Floating Rate Subordinated Note due 2030 of Heartland BancCorp is incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed February 3, 2025 (SEC File No.. 001-15877).

10.1*
Description of Director Compensation Arrangements, effective as of July 1, 2025 is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 1, 2025 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: August 7, 2025	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)