Form 10-Q
period 2025-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2025-11-05
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2025

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

As of November 3, 2025, the registrant had 37,491,797 outstanding shares of Common Stock, no par value.

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
ACL:    Allowance for credit losses
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
CMO:     Collateralized mortgage obligations
CRE:    Commercial Real Estate
“Day 2” Adjustment:    An adjustment to the provision for credit losses, as required by GAAP, to recognize the full lifetime expected credit loss for non-PCD assets at the time of a business combination. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES – Allowance for Credit Losses” under Item 7 of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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
SOFR:    Secured Overnight Financing Rate

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and Due from Banks	$112,718	$69,249
Federal Funds Sold and Other Short-term Investments	142,930	119,543
Cash and Cash Equivalents	255,648	188,792

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,848,461 for September 30, 2025; Amortized Cost $1,796,040 for December 31, 2024; No Allowance for Credit Losses)	1,618,017	1,517,287
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	10,058	8,239

Loans	5,787,622	4,133,267
Less: Unearned Income	(9,117)	(8,365)
Allowance for Credit Losses	(76,057)	(44,436)
Loans, Net	5,702,448	4,080,466

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	17,856	14,423
Premises, Furniture and Equipment, Net	139,850	104,045
Other Real Estate	48	—
Goodwill	375,237	179,025
Intangible Assets	36,419	4,018
Company Owned Life Insurance	108,934	86,710
Accrued Interest Receivable and Other Assets	135,880	112,052
TOTAL ASSETS	$8,401,248	$6,295,910

LIABILITIES
Non-interest-bearing Demand Deposits	$1,938,522	$1,399,270
Interest-bearing Demand, Savings, and Money Market Accounts	3,714,191	3,013,204
Time Deposits	1,361,789	916,601
Total Deposits	7,014,502	5,329,075

FHLB Advances and Other Borrowings	211,016	210,131
Accrued Interest Payable and Other Liabilities	56,007	41,637
TOTAL LIABILITIES	7,281,525	5,580,843

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,493	29,677
Additional Paid-in Capital	706,524	392,266
Retained Earnings	558,086	513,588
Accumulated Other Comprehensive Income (Loss)	(182,380)	(220,464)
TOTAL SHAREHOLDERS’ EQUITY	1,119,723	715,067
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,401,248	$6,295,910
End of period shares issued and outstanding	37,493,333	29,677,093

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2025	2024
INTEREST INCOME
Interest and Fees on Loans	$93,305	$61,140
Interest on Federal Funds Sold and Other Short-term Investments	2,084	2,223
Interest and Dividends on Securities:
Taxable	9,268	8,034
Non-taxable	3,440	3,256
TOTAL INTEREST INCOME	108,097	74,653

INTEREST EXPENSE
Interest on Deposits	29,416	23,375
Interest on FHLB Advances and Other Borrowings	2,956	2,684
TOTAL INTEREST EXPENSE	32,372	26,059

NET INTEREST INCOME	75,725	48,594
Provision for Credit Losses	700	625
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	75,025	47,969

NON-INTEREST INCOME
Wealth Management Fees	4,288	3,580
Service Charges on Deposit Accounts	3,927	3,330
Insurance Revenues	—	—
Company Owned Life Insurance	630	476
Interchange Fee Income	5,087	4,390
Gain on Sale of Assets of German American Insurance	—	—
Other Operating Income	3,308	1,251
Net Gains on Sales of Loans	1,189	704
Net Gains on Securities	—	70
TOTAL NON-INTEREST INCOME	18,429	13,801

NON-INTEREST EXPENSE
Salaries and Employee Benefits	25,444	19,718
Occupancy Expense, Furniture and Equipment Expense	5,255	3,880
FDIC Premiums	1,059	755
Data Processing Fees	4,175	3,156
Professional Fees	1,960	1,912
Advertising and Promotion	1,321	941
Intangible Amortization	2,693	484
Other Operating Expenses	7,793	5,280
TOTAL NON-INTEREST EXPENSE	49,700	36,126

Income before Income Taxes	43,754	25,644
Income Tax Expense	8,680	4,596
NET INCOME	$35,074	$21,048

Basic Earnings per Share	$0.94	$0.71
Diluted Earnings per Share	$0.94	$0.71

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2025	2024
INTEREST INCOME
Interest and Fees on Loans	$264,812	$178,196
Interest on Federal Funds Sold and Other Short-term Investments	8,232	4,905
Interest and Dividends on Securities:
Taxable	27,528	18,111
Non-taxable	10,176	13,276
TOTAL INTEREST INCOME	310,748	214,488

INTEREST EXPENSE
Interest on Deposits	87,079	67,749
Interest on FHLB Advances and Other Borrowings	8,217	7,180
TOTAL INTEREST EXPENSE	95,296	74,929

NET INTEREST INCOME	215,452	139,559
Provision for Credit Losses	17,200	2,150
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	198,252	137,409

NON-INTEREST INCOME
Wealth Management Fees	12,289	10,729
Service Charges on Deposit Accounts	11,127	9,325
Insurance Revenues	—	4,384
Company Owned Life Insurance	1,908	1,442
Interchange Fee Income	14,565	12,881
Gain on Sale of Assets of German American Insurance	—	38,323
Other Operating Income	6,712	3,826
Net Gains on Sales of Loans	3,401	2,424
Net Gains (Losses) on Securities	—	(34,788)
TOTAL NON-INTEREST INCOME	50,002	48,546

NON-INTEREST EXPENSE
Salaries and Employee Benefits	80,122	61,853
Occupancy, Furniture and Equipment Expense	14,669	11,171
FDIC Premiums	2,847	2,194
Data Processing Fees	13,756	8,986
Professional Fees	8,256	6,969
Advertising and Promotion	4,075	2,988
Intangible Amortization	7,566	1,594
Other Operating Expenses	20,708	14,783
TOTAL NON-INTEREST EXPENSE	151,999	110,538

Income before Income Taxes	96,255	75,417
Income Tax Expense	19,303	14,817
NET INCOME	$76,952	$60,600

Basic Earnings per Share	$2.10	$2.04
Diluted Earnings per Share	$2.10	$2.04

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2025	2024

NET INCOME	$35,074	$21,048

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	31,919	54,377
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	(70)
Tax Effect	(6,739)	(11,477)
Net of Tax	25,180	42,830

Total Other Comprehensive Income	25,180	42,830

COMPREHENSIVE INCOME	$60,254	$63,878

	Nine Months Ended September 30,
	2025	2024

NET INCOME	$76,952	$60,600

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	48,309	18,460
Reclassification Adjustment for Losses (Gains) Included in Net Income	—	34,788
Tax Effect	(10,225)	(11,227)
Net of Tax	38,084	42,021

Total Other Comprehensive Income	38,084	42,021

COMPREHENSIVE INCOME	$115,036	$102,621

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2025	29,677,093	$29,677	$392,266	$513,588	$(220,464)	$715,067

Net Income	—	—	—	10,517	—	10,517
Other Comprehensive Income (Loss)	—	—	—	—	10,783	10,783
Cash Dividends ($0.29 per share)	—	—	—	(10,813)	—	(10,813)
Issuance of Common Stock for:
Acquisition of Heartland BancCorp	7,742,723	7,743	312,264	—	—	320,007
Restricted Share Grants Net	61,900	61	420	—	—	481

Balances, March 31, 2025	37,481,716	$37,481	$704,950	$513,292	$(209,681)	$1,046,042

Net Income	—	—	—	31,361	—	31,361
Other Comprehensive Income (Loss)	—	—	—	—	2,121	2,121
Cash Dividends ($0.29 per share)	—	—	—	(10,819)	—	(10,819)
Issuance of Common Stock for:
Restricted Share Grants Net	11,098	12	787	—	—	799

Balances, June 30, 2025	37,492,814	$37,493	$705,737	$533,834	$(207,560)	$1,069,504

Net Income	—	—	—	35,074	—	35,074
Other Comprehensive Income (Loss)	—	—	—	—	25,180	25,180
Cash Dividends ($0.29 per share)	—	—	—	(10,822)	—	(10,822)
Issuance of Common Stock for:
Restricted Share Grants Net	519	—	787	—	—	787

Balances, September 30, 2025	37,493,333	$37,493	$706,524	$558,086	$(182,380)	$1,119,723

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

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$76,952	$60,600
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	(1,289)	2,527
Depreciation and Amortization	13,714	6,961
Loans Originated for Sale	(125,252)	(101,914)
Proceeds from Sales of Loans Held-for-Sale	127,450	100,297
Provision for Credit Losses	17,200	2,150
Gain on Sale of Loans, Net	(3,401)	(2,424)
(Gain) Loss on Securities, Net	—	34,788
Gain on Sales of Other Real Estate and Repossessed Assets	—	(37)
Gain on Debt Extinguishment	(975)	—
Loss on Disposition and Donation of Premises and Equipment	37	15
Gain on Disposition of Land	(45)	—
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,564)	(1,040)
Equity Based Compensation	2,067	2,266
Gain on Sale of Assets of German American Insurance, Net	—	(36,507)
Change in Assets and Liabilities:
Interest Receivable and Other Assets	6,939	2,340
Interest Payable and Other Liabilities	4,814	(2,951)
Net Cash from Operating Activities	116,647	67,071

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	428,953	218,477
Proceeds from Sales of Securities Available-for-Sale	205,876	402,105
Purchase of Securities Available-for-Sale	(465,603)	(555,810)
Proceeds from Redemption of Federal Home Loan Bank Stock	3,559	199
Proceeds from Sale of Loans Held for Investment	2,391	—
Loans Made to Customers, Net of Payments Received	(138,937)	(91,891)
Proceeds from Sales of Other Real Estate	—	70
Property and Equipment Expenditures	(3,662)	(4,391)
Proceeds from Sales of Land and Buildings	75	—
Proceeds from Sale of German American Insurance Assets	—	40,000
Acquisition of Heartland Bancorp.	22,665	—
Net Cash from Investing Activities	55,317	8,759

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(44,969)	18,403
Change in Short-term Borrowings	(28,513)	(15,012)
Advances in Long-term Debt	25,000	75,000
Repayments of Long-term Debt	(24,172)	(50,114)
Dividends Paid	(32,454)	(23,882)
Net Cash from Financing Activities	(105,108)	4,395

Net Change in Cash and Cash Equivalents	66,856	80,225
Cash and Cash Equivalents at Beginning of Year	188,792	115,330
Cash and Cash Equivalents at End of Period	$255,648	$195,555

Cash Paid During the Period for
Interest	$92,881	$73,727
Income Taxes	14,815	17,870

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$48	$—
Interest Rate Swap Fair Value Adjustment	$(1,659)	$(1,600)
See Note 16 regarding non-cash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
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

NOTE 4 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended September 30,
	2025	2024
Basic Earnings per Share:
Net Income	$35,074	$21,048
Weighted Average Shares Outstanding	37,493,028	29,679,464
Basic Earnings per Share	$0.94	$0.71

Diluted Earnings per Share:
Net Income	$35,074	$21,048

Weighted Average Shares Outstanding	37,493,028	29,679,464
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,493,028	29,679,464
Diluted Earnings per Share	$0.94	$0.71
For the three months ended September 30, 2025 and 2024, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Per Share Data (continued)

	Nine Months Ended September 30,
	2025	2024
Basic Earnings per Share:
Net Income	$76,952	$60,600
Weighted Average Shares Outstanding	36,561,331	29,649,020
Basic Earnings per Share	$2.10	$2.04

Diluted Earnings per Share:
Net Income	$76,952	$60,600

Weighted Average Shares Outstanding	36,561,331	29,649,020
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	36,561,331	29,649,020
Diluted Earnings per Share	$2.10	$2.04

For the nine months ended September 30, 2025 and 2024, there were no anti-dilutive shares.

NOTE 5 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2025
U.S. Treasury	$144,138	$37	$—	$144,175
Obligations of State and Political Subdivisions	603,733	605	(120,327)	484,011
MBS/CMO	788,902	4,489	(86,414)	706,977
US Gov’t Sponsored Entities & Agencies	311,688	668	(29,502)	282,854
Total	$1,848,461	$5,799	$(236,243)	$1,618,017

December 31, 2024
U.S. Treasury	$110,813	$51	$—	$110,864
Obligations of State and Political Subdivisions	587,963	21	(124,815)	463,169
MBS/CMO	817,553	341	(115,715)	702,179
US Gov’t Sponsored Entities & Agencies	279,711	—	(38,636)	241,075
Total	$1,796,040	$413	$(279,166)	$1,517,287

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
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
The amortized cost and fair value of securities available-for-sale at September 30, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$146,460	$146,502
Due after one year through five years	9,816	9,744
Due after five years through ten years	61,121	55,249
Due after ten years	530,474	416,691
MBS/CMO	788,902	706,977
US Gov’t Sponsored Entities & Agencies	311,688	282,854
Total	$1,848,461	$1,618,017
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

Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024

Proceeds from Sales	$500	$175,738
Gross Gains on Sales	—	70
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	—	15

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Proceeds from Sales	$205,876	$402,105
Gross Gains on Sales	—	614
Gross Losses on Sales	—	35,402
Income Taxes on Net Gains (Losses)	—	(7,305)
The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $998,737 and $1,065,880 as of September 30, 2025 and December 31, 2024, respectively.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Securities (continued)
Below is a summary of securities with unrealized losses as of September 30, 2025 and December 31, 2024, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$4,894	$(107)	$447,248	$(120,220)	$452,142	$(120,327)
MBS/CMO	3,745	(42)	484,310	(86,372)	488,055	(86,414)
US Gov’t Sponsored Entities & Agencies	23,067	(177)	161,749	(29,325)	184,816	(29,502)
Total	$31,706	$(326)	$1,093,307	$(235,917)	$1,125,013	$(236,243)

	Less than 12 Months		12 Months or More		Total
December 31, 2024	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$13,249	$(231)	$445,264	$(124,584)	$458,513	$(124,815)
MBS/CMO	176,333	(2,461)	480,235	(113,254)	656,568	(115,715)
US Gov’t Sponsored Entities & Agencies	96,132	(2,989)	144,943	(35,647)	241,075	(38,636)
Total	$285,714	$(5,681)	$1,070,442	$(273,485)	$1,356,156	$(279,166)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses “ACL” is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at September 30, 2025 and December 31, 2024 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at September 30, 2025 or December 31, 2024.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $8,015 at September 30, 2025 and $8,110 at December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2025 and December 31, 2024. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2025, there was no additional impairment recognized through earnings.

NOTE 6 - Derivatives

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $138,785 at September 30, 2025 and $149,456 at December 31, 2024. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Derivatives (continued)
exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	September 30, 2025		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$138,785	$4,780	$149,456	$6,439

Included in Other Liabilities:
Interest Rate Swaps	$138,785	$4,872	$149,456	$6,476
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Rate Swaps:
Included in Other Operating Income	$132	$(69)	$221	$168

NOTE 7 – Loans

Loans were comprised of the following classifications:

	September 30, 2025	December 31, 2024
Commercial:
Commercial and Industrial Loans	$730,134	$591,785
Commercial Real Estate Loans	3,103,181	2,224,872
Agricultural Loans	472,807	431,037
Leases	85,088	79,253
Retail:
Home Equity Loans	456,839	344,808
Consumer Loans	119,642	81,396
Credit Cards	27,261	22,668
Residential Mortgage Loans	792,670	357,448

Subtotal	5,787,622	4,133,267
Less: Unearned Income	(9,117)	(8,365)
Allowance for Credit Losses	(76,057)	(44,436)
Loans, Net	$5,702,448	$4,080,466

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The table above includes $99,067 and $11,178 of purchase credit deteriorated loans as of September 30, 2025 and December 31, 2024, respectively.
As further described in Note 16, during 2025 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on February 1, 2025.

	Acquired Loan Balance	Fair Value Discount	Fair Value
Bank Acquisition	$1,569,036	$(65,658)	$1,503,378
The table below summarizes the remaining carrying amount of acquired loans included in the September 30, 2025 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Loan Balance	$127,504	$760,358	$43,596	$—	$27,187	$57,919	$—	$415,709	$1,432,273
Fair Value (Discount)/Premium	(3,061)	(16,134)	(640)	—	(222)	(959)	—	(33,713)	(54,729)
The Company has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of these loans is as follows:

2025
Purchase Price of Loans at Acquisition	$107,285
Allowance for Credit Losses at Acquisition	16,503
Non-Credit Discount/(Premium) at Acquisition	5,554
Total	$129,342

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2025 and 2024:

September 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$17,739	$38,803	$3,130	$1,192	$691	$4,334	$621	$9,595	$76,105
Provision (Benefit) for Credit Loss Expense	272	329	98	(16)	303	46	26	(358)	700
Loans Charged-off	(384)	—	—	—	(446)	(71)	(182)	(43)	(1,126)
Recoveries Collected	6	—	—	—	138	5	208	21	378
Total Ending Allowance Balance	$17,633	$39,132	$3,228	$1,176	$686	$4,314	$673	$9,215	$76,057

September 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,200	$26,598	$3,697	$368	$722	$2,058	$413	$2,890	$43,946
Provision (Benefit) for Credit Loss Expense	(137)	54	211	28	224	72	202	(29)	625
Loans Charged-off	(92)	—	(7)	—	(364)	—	(156)	—	(619)
Recoveries Collected	3	4	—	—	158	—	7	—	172
Total Ending Allowance Balance	$6,974	$26,656	$3,901	$396	$740	$2,130	$466	$2,861	$44,124

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2025 and 2024:

September 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,271)	(1,655)	720	(284)	1,056	(24)	2,013	(7)
2/1/2025 Acquired Heartland PCD	5,246	7,675	3,352	—	20	11	—	199	16,503
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for credit loss expense	2,817	1,414	(3,556)	59	789	538	657	(1,711)	1,007
Loans charged-off	(757)	(26)	—	—	(1,105)	(71)	(742)	(71)	(2,772)
Recoveries collected	33	—	—	—	360	14	262	21	690
Total ending allowance balance	$17,633	$39,132	$3,228	$1,176	$686	$4,314	$673	$9,215	$76,057

September 30, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for credit loss expense	(768)	1,028	70	50	700	421	550	99	2,150
Loans charged-off	(223)	(308)	(8)	—	(1,117)	(134)	(489)	—	(2,279)
Recoveries collected	44	13	2	—	398	9	22	—	488
Total ending allowance balance	$6,974	$26,656	$3,901	$396	$740	$2,130	$466	$2,861	$44,124
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

Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost and are adjusted for balances guaranteed by governmental entities. Estimated cash flows also reflect calculated probabilities of default, loss given default rates, and prepayment and curtailment estimates, as well as qualitative factors. The probability of default estimates are generated using a regression model that estimates the likelihood of a loan being charged-off during its life. The regression model uses combinations of variables to assess historical loss correlations to economic factors and these variables become model forecast inputs for economic factors that are updated in the model each period. As indicated above, the Company uses an economic forecast provided by a third-party for these model inputs.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
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
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of September 30, 2025 and December 31, 2024:

September 30, 2025	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,266	$8,789	$—
Commercial Real Estate Loans	1,256	7,481	—
Agricultural Loans	1,073	2,393	—
Leases	—	—	—
Home Equity Loans	885	885	—
Consumer Loans	57	57	—
Credit Cards	58	58	—
Residential Mortgage Loans	3,103	4,013	—
Total	$7,698	$23,676	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $23,676.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2025 totaled $226 and $429, respectively.

December 31, 2024	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,346	$5,018	$—
Commercial Real Estate Loans	1,268	1,745	183
Agricultural Loans	655	765	5
Leases	—	—	—
Home Equity Loans	1,087	1,087	—
Consumer Loans	63	63	—
Credit Cards	54	54	—
Residential Mortgage Loans	1,977	2,202	—
Total	$6,450	$10,934	$188
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $10,934.

Interest income on non-accrual loans recognized during the year ended December 31, 2024 totaled $291.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2025 and December 31, 2024:

September 30, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$10,038	$7,111	$—	$10,178	$27,327
Commercial Real Estate Loans	36,815	502	—	—	37,317
Agricultural Loans	3,437	204	—	645	4,286
Leases	—	—	—	—	—
Home Equity Loans	424	—	—	—	424
Consumer Loans	10	10	—	—	20
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	1,448	—	—	—	1,448
Total	$52,172	$7,827	$—	$10,823	$70,822

December 31, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,986	$90	$—	$58	$6,134
Commercial Real Estate Loans	7,293	—	—	—	7,293
Agricultural Loans	2,777	263	—	—	3,040
Leases	—	—	—	—	—
Home Equity Loans	423	—	—	—	423
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	523	—	—	—	523
Total	$17,012	$353	$—	$58	$17,423

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2025 and December 31, 2024:

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$451	$200	$7,934	$8,585	$721,549	$730,134
Commercial Real Estate Loans	1,647	929	5,161	7,737	3,095,444	3,103,181
Agricultural Loans	1,019	365	1,221	2,605	470,202	472,807
Leases	—	—	—	—	85,088	85,088
Home Equity Loans	2,509	365	885	3,759	453,080	456,839
Consumer Loans	653	47	57	757	118,885	119,642
Credit Cards	271	133	58	462	26,799	27,261
Residential Mortgage Loans	7,409	2,429	3,754	13,592	779,078	792,670
Total	$13,959	$4,468	$19,070	$37,497	$5,750,125	$5,787,622

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three or nine months ended September 30, 2025, or the year ended December 31, 2024, resulted in a permanent reduction of the recorded investment in the loan.

During the three and nine months ended September 30, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three and nine months ended September 30, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 7 - Loans (continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at September 30, 2025 and December 31, 2024, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$96,905	$111,892	$69,327	$84,451	$57,193	$50,489	$212,548	$682,805
Special Mention	1,349	980	2,136	1,292	649	2,582	7,258	16,246
Substandard	100	864	3,112	5,665	4,536	9,880	6,926	31,083
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$98,354	$113,736	$74,575	$91,408	$62,378	$62,951	$226,732	$730,134

Current Period Gross Charge-Offs	$—	$306	$—	$138	$—	$77	$236	$757

Commercial Real Estate:
Risk Rating
Pass	$306,962	$428,190	$395,842	$534,455	$451,968	$804,623	$60,613	$2,982,653
Special Mention	401	2,835	16,711	5,681	15,304	39,417	—	80,349
Substandard	74	—	693	3,165	6,820	29,295	132	40,179
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$307,437	$431,025	$413,246	$543,301	$474,092	$873,335	$60,745	$3,103,181

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$26	$—	$26

Agricultural:
Risk Rating
Pass	$39,779	$37,640	$34,027	$47,469	$30,116	$132,789	$106,705	$428,525
Special Mention	3,122	2,433	2,936	2,097	3,169	11,800	11,300	36,857
Substandard	—	369	843	64	100	4,997	1,052	7,425
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$42,901	$40,442	$37,806	$49,630	$33,385	$149,586	$119,057	$472,807

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$24,923	$26,462	$21,492	$5,132	$3,029	$4,050	$—	$85,088
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$24,923	$26,462	$21,492	$5,132	$3,029	$4,050	$—	$85,088

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
September 30, 2025
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

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$43,566	$41,669	$15,304	$5,905	$4,060	$2,902	$6,179	$119,585
Nonperforming	1	12	—	44	—	—	—	57
Total Consumer Loans	$43,567	$41,681	$15,304	$5,949	$4,060	$2,902	$6,179	$119,642

Current Period Gross Charge-Offs	$960	$32	$65	$30	$15	$3	$—	$1,105

Home Equity:
Payment performance
Performing	$360	$1,004	$1,503	$4,161	$1,113	$4,625	$443,188	$455,954
Nonperforming	—	58	128	294	225	155	25	885
Total Home Equity Loans	$360	$1,062	$1,631	$4,455	$1,338	$4,780	$443,213	$456,839

Current Period Gross Charge-Offs	$—	$—	$—	$68	$—	$3	$—	$71

Residential Mortgage:
Payment performance
Performing	$69,752	$86,995	$102,557	$194,918	$146,897	$187,538	$—	$788,657
Nonperforming	—	220	1,190	228	845	1,530	—	4,013
Total Residential Mortgage Loans	$69,752	$87,215	$103,747	$195,146	$147,742	$189,068	$—	$792,670

Current Period Gross Charge-Offs	$—	$—	$39	$—	$32	$—	$—	$71

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	September 30, 2025	December 31, 2024

Performing	$27,203	$22,614
Nonperforming	58	54

Total	$27,261	$22,668

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

September 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	2,391	—	—	—	—	—	2,391

December 31, 2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)
NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $32,534 and $56,862 as of September 30, 2025 and December 31, 2024, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 9 – Segment Information

For the first five months of 2024, the Company’s operations included three primary segments: core banking, wealth management services, and insurance operations. On June 1, 2024, the Company sold substantially all of the assets of its insurance operations to Hilb Group, and ceased insurance-related activities for the Company. As a result of the sale, insurance revenue and expenses reported within the accompanying financial statements reflect no GAI activity for the first nine months of 2025. See Note 3 for additional information on this sale.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended September 30, 2025
Interest and Fees on Loans	$93,305	$—	$—	$—	$93,305
Interest on Securities and Other Short-term Investments	14,675	95	—	124	14,894
Net Gains on Sales of Loans	1,189	—	—	—	1,189
Wealth Management Fees	1	4,287	—	—	4,288
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					12,952
Elimination of Intercompany Revenues					(102)
Total Consolidated Revenue					126,526

Less:
Interest on Deposits	29,518	—	—	—	29,518
Interest on FHLB Advances and Other Borrowings	944	—	—	2,012	2,956
Provision for Credit Losses	700	—	—	—	700
Salaries and Employee Benefits	23,367	1,915	—	162	25,444

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					24,256
Elimination of Intersegment Expenses					(102)
Income before Income Taxes					43,754

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	43,421	1,829	—	(1,496)	43,754
Segment Assets at September 30, 2025	8,374,812	17,186	—	9,250	8,401,248
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Three Months Ended September 30, 2024
Interest and Fees on Loans	$61,140	$—	$—	$—	$61,140
Interest on Securities and Other Short-term Investments	13,448	43	—	135	13,626
Net Gains on Sales of Loans	704	—	—	—	704
Wealth Management Fees	1	3,579	—	—	3,580
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					9,517
Elimination of Intercompany Revenues					(113)
Total Consolidated Revenue					88,454

Less:
Interest on Deposits	23,488	—	—	—	23,488
Interest on FHLB Advances and Other Borrowings	905	—	—	1,779	2,684
Provision for Credit Losses	625	—	—	—	625
Salaries and Employee Benefits	17,901	1,815	—	2	19,718

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					16,408
Elimination of Intersegment Expenses					(113)
Income before Income Taxes					25,644

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	27,467	1,321	—	(3,144)	25,644
Segment Assets at December 31, 2024	6,340,396	13,544	—	(58,030)	6,295,910
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Nine Months Ended September 30, 2025
Interest and Fees on Loans	$264,812	$—	$—	$—	$264,812
Interest on Securities and Other Short-term Investments	45,624	246	—	376	46,246
Net Gains on Sales of Loans	3,401	—	—	—	3,401
Wealth Management Fees	3	12,286	—	—	12,289
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					34,312
Elimination of Intercompany Revenues					(310)
Total Consolidated Revenue					360,750

Less:
Interest on Deposits	87,389	—	—	—	87,389
Interest on FHLB Advances and Other Borrowings	2,689	—	—	5,528	8,217
Provision for Credit Losses	17,200	—	—	—	17,200
Salaries and Employee Benefits	73,517	5,760	—	845	80,122

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					71,877
Elimination of Intersegment Expenses					(310)
Income before Income Taxes					96,255

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	100,639	4,739	—	(9,123)	96,255
Segment Assets at September 30, 2025	8,374,812	17,186	—	9,250	8,401,248
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

Nine Months Ended September 30, 2024	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals

Interest and Fees on Loans	$178,196	$—	$—	$—	$178,196
Interest on Securities and Other Short-term Investments	36,113	109	1	393	36,616
Net Gains on Sales of Loans	2,424	—	—	—	2,424
Wealth Management Fees	4	10,725	—	—	10,729
Insurance Revenues	—	1	4,383	—	4,384

Reconciliation of Revenue:
Other Revenues					31,009
Elimination of Intercompany Revenues					(324)
Total Consolidated Revenue					263,034

Less:
Interest on Deposits	68,073	—	—	—	68,073
Interest on FHLB Advances and Other Borrowings	2,654	—	—	4,526	7,180
Provision for Credit Losses	2,150	—	—	—	2,150
Salaries and Employee Benefits	53,472	5,225	3,151	5	61,853

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					48,685
Elimination of Intersegment Expenses					(324)
Income before Income Taxes					75,417

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	40,638	3,959	37,434	(6,614)	75,417
Segment Assets at December 31, 2024	6,340,396	13,544	—	(58,030)	6,295,910
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
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)

For the three and nine months ended September 30, 2025 and 2024, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2025 and 2024.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in one-third installments on the first, second and third anniversaries of the award date. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and nine months ended September 30, 2025, the Company granted 1,084 and 88,028 shares of restricted stock, respectively. During the three and nine months ended September 30, 2024, the Company granted 218 and 102,324 shares of restricted stock, respectively. Total unvested shares of restricted stock at September 30, 2025 and December 31, 2024 were 186,982 and 134,553, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2025	2024

Restricted Stock Expense	$788	$828
Cash Entitlement Expense	176	193
Tax Effect	(250)	(265)
Net of Tax	$714	$756

	Nine Months Ended September 30,
	2025	2024

Restricted Stock Expense	$2,458	$2,508
Cash Entitlement Expense	516	584
Tax Effect	(771)	(802)
Net of Tax	$2,203	$2,290

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $4,650 and $4,591 as of September 30, 2025 and 2024, respectively.

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
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)
For the three and nine months ended September 30, 2025, the Company recorded $11 and $27, respectively, of expense related to the 2019 ESPP resulting in $8 and $20 net of tax, respectively. For the three and nine months ended September 30, 2024, the Company recorded $4 and $16, respectively, of expense related to the 2019 ESPP resulting in $3 and $12, net of tax, respectively. There was no unrecognized compensation expense as of September 30, 2025 and 2024 for the 2019 ESPP. No stock options were outstanding as of September 30, 2025 and December 31, 2024.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2025, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
September 30, 2025
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$144,175	$—	$—	$144,175
Obligations of State and Political Subdivisions	—	484,011	—	484,011
MBS/CMO	—	706,977	—	706,977
US Gov’t Sponsored Entities & Agencies	—	282,854	—	282,854
Total Securities	$144,175	$1,473,842	$—	$1,618,017

Loans Held-for-Sale	$—	$10,058	$—	$10,058

Derivative Assets	$—	$4,780	$—	$4,780

Derivative Liabilities	$—	$4,872	$—	$4,872

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$110,864	$—	$—	$110,864
Obligations of State and Political Subdivisions	—	463,169	—	463,169
MBS/CMO	—	702,179	—	702,179
US Gov’t Sponsored Entities & Agencies	—	241,075	—	241,075
Total Securities	$110,864	$1,406,423	$—	$1,517,287

Loans Held-for-Sale	$—	$8,239	$—	$8,239

Derivative Assets	$—	$6,439	$—	$6,439

Derivative Liabilities	$—	$6,476	$—	$6,476

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
As of September 30, 2025 and December 31, 2024, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2025	December 31, 2024

Aggregate Fair Value	$10,058	$8,239
Contractual Balance	9,955	8,111
Gain (Loss)	103	128
The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2025 for loans held for sale were $(117) and $(25), respectively. The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2024 for loans held for sale were $(126) and $84, respectively.

The tables below present a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024:

	Obligations of State and Political Subdivisions		MBS/CMO
	2025	2024	2025	2024

Balance of Recurring Level 3 Assets at July 1	$—	$76	$—	$1,009
Total Gains (Losses) Included in Other Comprehensive Income	—	1	—	21
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$—	$77	$—	$1,030

	Obligations of State and Political Subdivisions		MBS/CMO
	2025	2024	2025	2024

Balance of Recurring Level 3 Assets at January 1	$—	$75	$—	$984
Total Gains (Losses) Included in Other Comprehensive Income	—	2	—	46
Maturities / Calls	—	—	—	—
Acquired through Bank Acquisition	—	—	—	—
Balance of Recurring Level 3 Assets at September 30	$—	$77	$—	$1,030
Of the total gain (loss) included in earnings for the three months ended September 30, 2025 and 2024, $0 and $22 was attributable to other changes in fair value, respectively. Of the total gain (loss) included in earnings for the nine months ended September 30, 2025 and 2024, $0 and $48 was attributable to other changes in fair value, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$17,038	$17,038
Commercial Real Estate Loans	$—	$—	$25,278	$25,278
Agricultural Loans	$—	$—	$2,657	$2,657
Consumer Loans	$—	$—	$3	$3
Home Equity Loans	$—	$—	$329	$329
Residential Mortgage Loans	$—	$—	$1,071	$1,071

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2025 and December 31, 2024:

September 30, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$17,038	Sales comparison approach	Adjustment for physical condition of comparable properties sold	4%-100% (65%)
Collateral Dependent Loans - Commercial Real Estate Loans	$25,278	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-85% (73%)
Collateral Dependent Loans - Agricultural Loans	$2,657	Sales comparison approach	Adjustment for physical condition of comparable properties sold	28%-100% (41%)
Collateral Dependent Loans - Consumer Loans	$3	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Home Equity Loans	$329	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$1,071	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ended September 30, 2025 and December 31, 2024. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$255,648	$112,718	$142,930	$—	$255,648
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,656,072	—	—	5,593,129	5,593,129
Accrued Interest Receivable	37,048	—	8,477	28,571	37,048
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,652,713)	(5,652,713)	—	—	(5,652,713)
Time Deposits	(1,361,789)	—	(1,355,826)	—	(1,355,826)
Short-term Borrowings	(32,534)	—	(32,534)	—	(32,534)
Long-term Debt	(178,482)	—	(103,014)	(77,510)	(180,524)
Accrued Interest Payable	(10,883)	—	(10,550)	(333)	(10,883)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2025 and 2024, net of tax:

September 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2025	$(207,046)	$(514)	$(207,560)
Other Comprehensive Income (Loss) Before Reclassification	25,180	—	25,180
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	25,180	—	25,180
Ending Balance at September 30, 2025	$(181,866)	$(514)	$(182,380)

September 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2025	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	38,084	—	38,084
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	38,084	—	38,084
Ending Balance at September 30, 2025	$(181,866)	$(514)	$(182,380)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2025 and 2024:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2025	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2025	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$70	Net Gains on Securities
	(15)	Income Tax Expense
	55	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2024	$55

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$(34,788)	Net Gains (Losses) on Securities
	7,681	Income Tax Expense
	(27,107)	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2024	$(27,107)

NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three and nine months ended September 30, 2025 and 2024. Wealth management fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment. As a result of the sale of substantially all of the assets of GAI on June 1, 2024, insurance revenues reflect no GAI activity for the quarter ended September 30, 2025. See Note 3 for additional information on the sale.

	Three Months Ended
	September 30,
Non-interest Income	2025	2024
In-Scope of Topic 606:
Wealth Management Fees	$4,288	$3,580
Service Charges on Deposit Accounts	3,927	3,330
Insurance Revenues	—	—
Interchange Fee Income	5,087	4,390
Other Operating Income:
ATM Fees	352	313
Wire Transfer Fees	242	182
Other (1)	408	240
Non-interest Income (in-scope of Topic 606)	14,304	12,035
Non-interest Income (out-of-scope of Topic 606)	4,125	1,766
Total Non-interest Income	$18,429	$13,801
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $408 thousand and $240 thousand for the three months ended September 30, 2025 and 2024, respectively, all of which are within the scope of ASC 606.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 14 - Revenue Recognition (continued)

	Nine Months Ended
	September 30,
Non-interest Income	2025	2024
In-Scope of Topic 606:
Wealth Management Fees	$12,289	$10,729
Service Charges on Deposit Accounts	11,127	9,325
Insurance Revenues	—	4,384
Interchange Fee Income	14,565	12,881
Other Operating Income:
ATM Fees	980	906
Wire Transfer Fees	687	530
Other (1)	1,004	815
Non-interest Income (in-scope of Topic 606)	40,652	39,570
Non-interest Income (out-of-scope of Topic 606)	9,350	8,976
Total Non-interest Income	$50,002	$48,546
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $1,004 thousand and $815 thousand for the nine months ended September 30, 2025 and 2024, respectively, all of which are within the scope of ASC 606.

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
September 30, 2025
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	62	69
Operating Lease Cost	386	324
Short-term Lease Cost	—	—
Total Lease Cost	$500	$445

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Finance Lease Cost:
Amortization of Right-of -Use Assets	$157	$157
Interest on Lease Liabilities	192	212
Operating Lease Cost	1,245	1,003
Short-term Lease Cost	—	—
Total Lease Cost	$1,594	$1,372
The weighted average lease term and discount rates were as follows:

	September 30, 2025	September 30, 2024

Weighted Average Remaining Lease Term:
Finance Leases	7 years	8 years
Operating Leases	5 years	6 years

Weighted Average Discount Rate:
Finance Leases	11.32%	11.35%
Operating Leases	3.23%	3.10%
Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	September 30, 2024

Finance Leases
Premises, Furniture and Equipment, Net	$1,281	$1,491
Other Borrowings	2,206	2,466

Operating Leases
Operating Lease Right-of-Use Assets	$5,582	$4,596
Operating Lease Liabilities	5,761	4,586

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$192	$212
Operating Cash Flows from Operating Leases	1,240	991
Financing Cash Flows from Finance Leases	214	194

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2025
	Finance Leases	Operating Leases

Year 1	$519	$1,415
Year 2	506	1,234
Year 3	438	875
Year 4	438	729
Year 5	438	461
Thereafter	743	1,741
Total Lease Payments	3,082	6,455
Less Imputed Interest	(876)	(694)
Total	$2,206	$5,761

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

As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. The Company accounted for the transaction under the acquisition method of accounting, which means these financial assets and liabilities were recorded at fair value at the day of acquisition. The fair value of the common shares issued as part of the consideration paid for Heartland was based upon the closing price of the Company’s common shares on the acquisition date. Fair value adjustments on premises, certain borrowings and other liabilities, as well as the related tax impacts, were made during the current quarter. The Company increased the fair value of property by $1,664, with a corresponding decrease to goodwill, due to the receipt of finalized appraisals. The increase in fair value resulted in an increase in depreciation expense of $152 that would have been recognized in a prior period. The Company does not expect material variances from the current estimates and expects final valuations will be completed prior to December 31, 2025, which is within the allowable one year measurement period.

In accordance with ASC 805, the Company has expensed approximately $23,060 of direct acquisition costs and recorded $196,212 of goodwill and $40,065 of intangible assets. The goodwill of $196,212 arising from the acquisition consisted largely of synergies and the cost savings resulting from combining the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the Heartland acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)

Consideration
Cash for Stock Options, 401K Shares and Fractional Shares	$23,102
Equity Instruments	320,007
Fair Value of Total Consideration Transferred	$343,109

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$6,216
Federal Funds Sold and Other Short-term Investments	39,550
Interest-bearing Time Deposits with Banks	—
Securities	220,358
Loans, Net	1,503,378
Stock in FHLB and Other Restricted Stock, at Cost	6,992
Premises, Furniture & Equipment	39,764
Other Real Estate	—
Intangible Assets	40,065
Company Owned Life Insurance	20,660
Accrued Interest Receivable and Other Assets	39,274
Deposits - Non-interest Bearing	(436,467)
Deposits - Interest Bearing	(1,294,696)
FHLB Advances and Other Borrowings	(29,342)
Accrued Interest Payable and Other Liabilities	(8,855)
Total Identifiable Net Assets	146,897
Goodwill	$196,212

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

The fair value of purchased financial assets with credit deterioration was $91,377 on the date of acquisition. The gross contractual amounts receivable relating to the purchased financial assets with credit deterioration was $112,839. The Company estimates, on the date of acquisition, that $16,503 of the contractual cash flows specific to the purchased financial assets with credit deterioration will not be collected.

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments. The unaudited pro forma information for the three and nine months ended September 30, 2025 and 2024 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 9/30/2025	Quarter Ended 9/30/2024

Net Interest Income	$75,725	$72,553
Non-interest Income	18,429	16,523
Total Revenue	94,154	89,076
Provision for Loan Losses Expense	700	1,219
Non-interest Expense	49,564	46,307
Income Before Income Taxes	43,890	41,550
Income Tax Expense	8,714	8,525
Net Income	$35,176	$33,025
Earnings Per Share and Diluted Earnings Per Share	$0.94	$0.88

For the three months ended September 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $135 on a pre-tax basis.

	Unaudited Pro Forma	Unaudited Pro Forma
	Nine Months Ended 9/30/2025	Nine Months Ended 9/30/2024

Net Interest Income	$221,871	$207,812
Non-interest Income	50,830	56,001
Total Revenue	272,701	263,813
Provision for Loan Losses Expense	984	1,476
Non-interest Expense	148,885	145,488
Income Before Income Taxes	122,832	116,849
Income Tax Expense	25,868	25,051
Net Income	$96,964	$91,798
Earnings Per Share and Diluted Earnings Per Share	$2.59	$2.46

For the nine months ended September 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $6,996 on a pre-tax basis and Day 1 provision for credit losses under the CECL model of $16,200 on a pre-tax basis.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2025 and December 31, 2024 and the consolidated results of operations for the three months ended September 30, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

On September 15, 2025, Bancorp redeemed the Heartland 5.0% Fixed-to-Floating Rate Subordinated Notes Due 2030 (the “Heartland Notes”), outstanding in the aggregate principal amount of $24.3 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

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

Net income for the quarter ended September 30, 2025 totaled $35,074,000, or $0.94 per share, an increase of 32% on a per share basis compared with the third quarter 2024 net income of $21,048,000, or $0.71 per share. Net income for the nine months ended September 30, 2025 totaled $76,952,000, or $2.10 per share, an increase of 3% on a per share basis compared with the nine months ended September 30, 2024.

The third quarter of 2025 results of operations included Heartland acquisition-related expenses of $135,000 ($101,000, on an after-tax basis), and a $975,000 non-recurring gain on the redemption of the Heartland Notes ($731,000, on an after-tax basis). The first nine months of 2025 results of operations included Heartland acquisition-related expenses of $6,996,000 ($5,418,000, on an after-tax basis) and the “Day 2” provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after-tax basis), as well as the gain on the redemption of the Heartland Notes.

The third quarter of 2024 included Heartland acquisition-related expenses of $747,000 ($609,000, on an after-tax basis) and the first nine months of 2024 included $1,172,000 ($928,000, on an after-tax basis). As indicated above, results of operations for the first nine months of 2024 also included the insurance sale transaction in the second quarter of 2024, which resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share, and the partial securities portfolio restructuring transaction resulting in an after-tax loss of $27,189,000, or $0.92 per share.

On an adjusted basis, net income for the third quarter of 2025 was $34,444,000, or $0.92 per share, compared with the adjusted third quarter 2024 net income of $21,722,000, or $0.73 per share. Net income, on an adjusted basis, for the nine months ended September 30, 2025, was $93,789,000, or $2.57 per share, compared with the adjusted nine months ended September 30, 2024 net income of $60,420,000, or $2.04 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. While both methodologies permit the Company to develop reasonable and supportable forecasts, by utilizing the discounted cash flow method, the Company has the ability to better evaluate multiple economic scenarios by capturing macroeconomic conditions within the model assumptions and calculations. This change in methodology had an insignificant impact on the allowance in 2025.

As previously stated, the Company now utilizes a discounted cash flow methodology to estimate the allowance for credit losses. Expected cash flows are estimated for each loan and discounted using the contractual terms of the loan, calculated probabilities of default, loss given default rates, and prepayment and curtailment estimates, as well as qualitative factors. The probability of default estimates are generated using a regression model that estimates the likelihood of a loan being charged-off during its life. The regression model uses combinations of variables to assess historical loss correlations to economic factors, and these variables become model forecast inputs for economic factors that are updated in the model each period. The Company uses an economic forecast provided by a third-party for these model inputs.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2025. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2025, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $5,799,000 and gross unrealized losses totaled approximately $236,243,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2025 totaled $35,074,000, or $0.94 per share, an increase of 32% on a per share basis compared with the third quarter 2024 net income of $21,048,000, or $0.71 per share. Net income for the nine months ended September 30, 2025 totaled $76,952,000, or $2.10 per share, an increase of 3% on a per share basis compared with the nine months ended September 30, 2024.

The third quarter of 2025 results of operations included Heartland acquisition-related expenses of $135,000 ($101,000, on an after-tax basis), and a $975,000 non-recurring gain on the redemption of the Heartland Notes ($731,000, on an after-tax basis). The first nine months of 2025 results of operations included Heartland acquisition-related expenses of $6,996,000 ($5,418,000, on an after-tax basis) and the “Day 2” provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after-tax basis), as well as the gain on the redemption of the Heartland Notes.

The third quarter of 2024 included Heartland acquisition-related expenses of $747,000 ($609,000, on an after-tax basis) and the first nine months of 2024 included $1,172,000 ($928,000, on an after-tax basis). As indicated above, results of operations for the first nine months of 2024 also included the insurance sale transaction in the second quarter of 2024, which resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share, and the partial securities portfolio restructuring transaction resulting in an after-tax loss of $27,189,000, or $0.92 per share.

On an adjusted basis, net income for the third quarter of 2025 was $34,444,000, or $0.92 per share, compared with the adjusted third quarter 2024 net income of $21,722,000, or $0.73 per share. Net income, on an adjusted basis, for the nine months ended September 30, 2025, was $93,789,000, or $2.57 per share, compared with the adjusted nine months ended September 30, 2024 net income of $60,420,000, or $2.04 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2025 and 2024. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$187,648	$2,084	4.41%	$164,154	$2,223	5.39%
Securities:
Taxable	1,126,435	9,268	3.29%	1,026,995	8,034	3.13%
Non-taxable	457,826	4,354	3.80%	463,812	4,123	3.55%
Total Loans and Leases⁽²⁾	5,766,875	93,664	6.45%	4,052,673	61,424	6.03%
TOTAL INTEREST EARNING ASSETS	7,538,784	109,370	5.77%	5,707,634	75,804	5.29%
Other Assets	887,879			552,974
Less: Allowance for Credit Losses	(76,098)			(44,324)
TOTAL ASSETS	$8,350,565			$6,216,284

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,868,343	$7,475	1.59%	$1,673,806	$7,621	1.81%
Savings Deposits and Money Market Accounts	1,884,892	9,611	2.02%	1,296,910	6,215	1.91%
Time Deposits	1,330,944	12,330	3.68%	888,639	9,539	4.27%
FHLB Advances and Other Borrowings	216,460	2,956	5.42%	191,548	2,684	5.57%
TOTAL INTEREST-BEARING LIABILITIES	5,300,639	32,372	2.42%	4,050,903	26,059	2.56%
Demand Deposit Accounts	1,912,208			1,411,377
Other Liabilities	58,359			50,627
TOTAL LIABILITIES	7,271,206			5,512,907
Shareholders’ Equity	1,079,359			703,377
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$8,350,565			$6,216,284

COST OF FUNDS			1.71%			1.82%
NET INTEREST INCOME		$76,998			$49,745
NET INTEREST MARGIN (3)			4.06%			3.47%
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

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2025 and 2024. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$247,212	$8,232	4.45%	$122,703	$4,905	5.34%
Securities:
Taxable	1,118,585	27,528	3.28%	905,901	18,111	2.67%
Non-taxable	462,396	12,881	3.71%	624,725	16,806	3.59%
Total Loans and Leases⁽²⁾	5,529,532	265,969	6.43%	4,015,973	178,988	5.95%
TOTAL INTEREST EARNING ASSETS	7,357,725	314,610	5.71%	5,669,302	218,810	5.16%
Other Assets	852,114			558,066
Less: Allowance for Credit Losses	(72,628)			(44,137)
TOTAL ASSETS	$8,137,211			$6,183,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,874,987	$22,388	1.60%	$1,711,647	$23,248	1.81%
Savings Deposits and Money Market Accounts	1,826,452	27,744	2.03%	1,284,919	17,418	1.81%
Time Deposits	1,327,661	36,947	3.72%	859,272	27,083	4.21%
FHLB Advances and Other Borrowings	213,771	8,217	5.14%	190,290	7,180	5.04%
TOTAL INTEREST-BEARING LIABILITIES	5,242,871	95,296	2.43%	4,046,128	74,929	2.47%
Demand Deposit Accounts	1,819,351			1,419,745
Other Liabilities	54,789			47,222
TOTAL LIABILITIES	7,117,011			5,513,095
Shareholders’ Equity	1,020,200			670,136
TOTAL LIBABILITIES AND SHAREHOLDERS’ EQUITY	$8,137,211			$6,183,231

COST OF FUNDS			1.73%			1.77%
NET INTEREST INCOME		$219,314			$143,881
NET INTEREST MARGIN (3)			3.98%			3.39%
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

During the third quarter of 2025, net interest income, on a non tax-equivalent basis, totaled $75,725,000, an increase of $27,131,000, or 56% compared to the third quarter of 2024 net interest income of $48,594,000. During the first nine months of 2025, net interest income, on a non tax-equivalent basis, totaled $215,452,000, an increase of $75,893,000, or 54%, compared to the first nine months of 2024 net interest income of $139,559,000. The increase in net interest income for both periods presented for 2025 compared with the same periods of 2024 was primarily attributable to a higher level of earning assets driven by the Heartland acquisition and an improvement of the Company’s net interest margin.

The tax equivalent net interest margin for the quarter ended September 30, 2025 was 4.06% compared with 3.47% in the third quarter of 2024. The tax equivalent net interest margin for the nine months ended September 30, 2025 was 3.98% compared with 3.39% in the same period of 2024. The Company’s net interest margin and net interest income in both periods presented were impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $3,914,000 during the third quarter of 2025 and $236,000 during the third quarter of 2024. Accretion of discounts on acquired loans totaled $11,589,000 and $889,000 for the first nine months of 2025 and 2024, respectively. Accretion of discounts on acquired loans contributed approximately 21 basis points to the net interest margin in the third quarter of 2025 and 2 basis points in the third quarter of 2024. Accretion of loan discounts on acquired loans contributed approximately 21 basis points to the net interest margin in the first nine months of 2025 compared to 2 basis points for the same period of 2024.

The continued improvement in the net interest margin, excluding the accretion of discount on acquired loans, during the third quarter of 2025 compared with the third quarter of 2024 as well as the first nine months of 2025 compared with the first nine months of 2024 was largely driven by an improved yield on earning assets (including both loan and security yields) and a lower cost of deposits. The lower cost of deposits was driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2024 and the Company’s ability to correspondingly lower deposit costs. The Federal Funds rate cut in mid-September 2025 had minimal impact on the average earning asset yields or average cost of deposits during the third quarter of 2025.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2025, the Company recorded a provision for credit losses of $700,000 compared with a provision for credit losses of $625,000 during the third quarter of 2024. During the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $17,200,000 compared with a provision for credit losses of $2,150,000 for the first nine months of 2024. The first quarter of 2025 included a provision for credit losses of $16,200,000 related to the “Day 2” adjustment for the Heartland acquisition.

Net charge-offs totaled $748,000, or 5 basis points, on an annualized basis, of average loans outstanding during the third quarter of 2025 compared with $447,000, or 4 basis points, on an annualized basis, of average loans during the third quarter of 2024. Net charge-offs totaled $2,082,000, or 5 basis points, on an annualized basis, of average loans outstanding during the nine months ended September 30, 2025 compared with $1,791,000, or 6 basis points, on an annualized basis, of average loans during the same period of 2024.

The provision for credit losses made during the three and nine months ended September 30, 2025 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

At March 31, 2025, the Company changed its method for estimating the allowance for credit losses to the discounted cash flow model on a prospective basis for all loan segments except for the credit card loan segment. Prior to March 31, 2025, the Company utilized the static pool methodology in determining future credit losses. This change in methodology has had an insignificant impact on the allowance in 2025.

Non-interest Income:

During the quarter ended September 30, 2025, non-interest income totaled $18,429,000, an increase of $4,628,000, or 34%, compared with the third quarter of 2024. The increase during the third quarter of 2025 compared to the same period of 2024 was largely the result of the Heartland acquisition, improvement of the Company’s existing fee revenue generation and a $975,000 gain on the extinguishment of debt resulting from the redemption of the Heartland Notes. On an adjusted basis, non-interest income for the third quarter of 2025 was $17,454,000 compared to $13,731,000 for the third quarter of 2024. Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” section in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Wealth Management Fees	$4,288	$3,580	$708	20%
Service Charges on Deposit Accounts	3,927	3,330	597	18
Insurance Revenues	—	—	—	n/m (1)
Company Owned Life Insurance	630	476	154	32
Interchange Fee Income	5,087	4,390	697	16
Gain on Sale of Assets of German American Insurance	—	—	—	n/m (1)
Other Operating Income	3,308	1,251	2,057	164
Subtotal	17,240	13,027	4,213	32
Net Gains on Sales of Loans	1,189	704	485	69
Net Gains (Losses) on Securities	—	70	(70)	n/m (1)
Total Non-interest Income	$18,429	$13,801	$4,628	34
(1) n/m= not meaningful

Wealth management fees increased $708,000, or 20%, during the third quarter of 2025 compared with the third quarter of 2024. The increase during the third quarter of 2025 compared with the third quarter of 2024 was largely attributable to increased assets under management, driven by healthy capital markets throughout 2024 and much of 2025, and continued strong new business results in addition to the Heartland acquisition.

Service charges on deposit accounts increased $597,000, or 18%, during the quarter ended September 30, 2025 compared with the same period of 2024. The increase during the third quarter of 2025 compared with the third quarter of 2024 was primarily driven by the Heartland acquisition in addition to increased customer utilization of deposit services.

No insurance revenues were recognized during the third quarter of 2025 or 2024 due to the sale of the GAI assets effective June 1, 2024. As previously discussed, the sale of substantially all of the assets of GAI in June 2024 resulted in $38,323,000 in net proceeds. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

For the quarter ended September 30, 2025, interchange fees increased $697,000, or 16%, compared with the same quarter of 2024. The increase during the third quarter of 2025 compared with the third quarter of 2024 was largely attributable to the Heartland acquisition.

Other operating income increased $2,057,000, or 164%, in the third quarter of 2025 compared with the third quarter of 2024. The increase during the third quarter of 2025 compared with the third quarter of 2024 was largely attributable to a $975,000 gain on the extinguishment of debt resulting from the redemption of the Heartland Notes during the third quarter of 2025.

Net gains on sales of loans increased $485,000, or 69%, compared with the third quarter of 2024. The increase during the third quarter of 2025 compared with the third quarter of 2024 was largely related to the Heartland acquisition and a higher volume of loans sold. Loan sales totaled $55.5 million during the third quarter of 2025 compared with $40.3 million during the third quarter of 2024.

During the nine months ended September 30, 2025, non-interest income totaled $50,002,000, an increase of $1,456,000, or 3%, compared with the same period of 2024. The increase during the first nine months of 2025 compared to the same period of 2024 was largely the result of the Heartland acquisition, improvement of the Company’s existing fee revenue generation and a $975,000 gain on the extinguishment of debt resulting from the redemption of the Heartland Notes. The first nine months of 2024 included the previously mentioned sale of the GAI assets and the securities portfolio restructuring transaction, which each occurred during the second quarter of 2024. On an adjusted basis, non-interest income for the first nine months of 2025 was $49,027,000 compared to $40,577,000 for the same period of 2024. Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” section in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Wealth Management Fees	$12,289	$10,729	$1,560	15%
Service Charges on Deposit Accounts	11,127	9,325	1,802	19
Insurance Revenues	—	4,384	(4,384)	n/m (1)
Company Owned Life Insurance	1,908	1,442	466	32
Interchange Fee Income	14,565	12,881	1,684	13
Gain on Sale of Assets of German American Insurance	—	38,323	(38,323)	n/m (1)
Other Operating Income	6,712	3,826	2,886	75
Subtotal	46,601	80,910	(34,309)	(42)
Net Gains on Sales of Loans	3,401	2,424	977	40
Net Gains (Losses) on Securities	—	(34,788)	34,788	n/m (1)
Total Non-interest Income	$50,002	$48,546	$1,456	3
(1) n/m= not meaningful

For the nine months ended September 30, 2025, wealth management fees increased $1,560,000, or 15%, compared with the same period of 2024. The increase during the first nine months of 2025 compared with the same period of 2024 was largely attributable to increased assets under management, driven by healthy capital markets throughout 2024 and much of 2025, and continued strong new business results in addition to the Heartland acquisition.

Service charges on deposit accounts increased $1,802,000, or 19%, during the first nine months of 2025, compared with the first nine months of 2024. The increase during the first nine months of 2025 compared with the same period of 2024 was primarily driven by the Heartland acquisition in addition to increased customer utilization of deposit services.

No insurance revenues were recognized during the nine months ended September 30, 2025 due to the sale of the GAI assets effective June 1, 2024. As a result, insurance revenues declined $4,384,000 during the nine months ended September 30, 2025, compared with the same period of 2024. As previously discussed, the sale of substantially all of the assets of GAI in June 2024 resulted in $38,323,000 in net proceeds. For additional information on this sale, see Note 3 in the Notes to the Consolidated Financial Statements included in Item 1 of this Report.

Interchange fees increased $1,684,000, or 13%, during the nine months ended September 30, 2025, compared with the nine months ended September 30, 2024. The increase during the first nine months of 2025 compared with the same period of 2024 was largely attributable to the Heartland acquisition.

During the nine months ended, September 30, 2025, other operating income increased $2,886,000, or 75%, compared with the same period of 2024. The increase during the nine months ended September 30, 2025 compared with the same period of 2024 was primarily attributable to the aforementioned gain on extinguishment of debt and the Heartland acquisition.

Net gains on sales of loans increased $977,000, or 40%, compared with the first nine months of 2024. The increase during the first nine months of 2025 compared with the same period of 2024 was largely related to the Heartland acquisition and a higher volume of loans sold. Loan sales totaled $145.0 million during the first nine months of 2025 compared with $97.3 million during the same period of 2024.

There were no securities transactions during the first nine months of 2025 that resulted in net gains or losses. The net loss on securities during the first nine months of 2024 included a loss of $34,858,000 which was related to the net loss recognized on the securities restructuring transaction previously discussed.

Non-interest Expense:

During the quarter ended September 30, 2025, non-interest expense totaled $49,700,000, an increase of $13,574,000, or 38%, compared with the third quarter of 2024. The primary drivers of the increased operating expenses in the third quarter of 2025 compared with the third quarter of 2024 were the Heartland operating costs.

Each period presented included Heartland acquisition-related expenses, with such amounts being $135,000 for the third quarter 2025 and $747,000 for the third quarter 2024.

On an adjusted basis, non-interest expense for the third quarter of 2025 was $49,565,000 compared to $35,292,000 for the third quarter of 2024. Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Salaries and Employee Benefits	$25,444	$19,718	$5,726	29%
Occupancy, Furniture and Equipment Expense	5,255	3,880	1,375	35
FDIC Premiums	1,059	755	304	40
Data Processing Fees	4,175	3,156	1,019	32
Professional Fees	1,960	1,912	48	3
Advertising and Promotion	1,321	941	380	40
Intangible Amortization	2,693	484	2,209	456
Other Operating Expenses	7,793	5,280	2,513	48
Total Non-interest Expense	$49,700	$36,126	$13,574	38

Salaries and benefits increased $5,726,000, or 29%, during the third quarter of 2025 compared with the third quarter of 2024. The increase in the third quarter of 2025 compared with the third quarter of 2024 was due primarily to the salaries and benefits costs for the Heartland employee base.

Occupancy, furniture and equipment expense increased $1,375,000, or 35%, for the three months ended September 30, 2025, compared to the same period of 2024. The increase during the three months ended September 30, 2025 compared with the same period of 2024 was primarily attributable to the operating costs of the Heartland branch network.

During the third quarter of 2025, data processing fees increased $1,019,000, or 32%, compared with the third quarter of 2024. The increase during the third quarter of 2025 compared with the same period of 2024 was largely driven by operating costs associated with the Heartland acquisition and continued enhancements to existing data systems and processes.

Intangible amortization increased $2,209,000, or 456%, during the third quarter of 2025 compared with the third quarter of 2024. The increase was attributable to the Heartland acquisition.

Other operating expenses increased $2,513,000, or 48%, for the three months ended September 30, 2025 compared with the same period of 2024. The increase in the three months ended September 30, 2025 compared with the same period of 2024 was largely related the to operating costs of Heartland.

During the nine months ended September 30, 2025, non-interest expense totaled $151,999,000, an increase of $41,461,000, or 38%, compared with the same period of 2024. The primary drivers of the increased operating expenses in the nine months ended September 30, 2025 compared with the same period of 2024 were the Heartland operating costs and acquisition related costs.

Each period presented included Heartland acquisition-related expenses, with such amounts being $6,996,000 for the first nine months of 2025 and $1,172,000 for first nine months of 2024. The first nine months of 2024 also included non-recurring professional fees and other costs associated with the GAI asset sale that totaled approximately $1,816,000.

On an adjusted basis, non-interest expense for the first nine months of 2025 was $145,003,000 compared to $104,208,000 for the same period of 2024. Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2025	2024	Change	Change
Salaries and Employee Benefits	$80,122	$61,853	$18,269	30%
Occupancy, Furniture and Equipment Expense	14,669	11,171	3,498	31
FDIC Premiums	2,847	2,194	653	30
Data Processing Fees	13,756	8,986	4,770	53
Professional Fees	8,256	6,969	1,287	18
Advertising and Promotion	4,075	2,988	1,087	36
Intangible Amortization	7,566	1,594	5,972	375
Other Operating Expenses	20,708	14,783	5,925	40
Total Non-interest Expense	$151,999	$110,538	$41,461	38

Salaries and benefits increased $18,269,000, or 30%, for the first nine months of 2025 compared with the same period of 2024. The increase in the first nine months of 2025 compared with the same period of 2024 was due primarily to the salaries and benefits costs for the Heartland employee base.

During the nine months ended September 30, 2025, occupancy, furniture and equipment expense increased $3,498,000, or 31%, compared to the nine months ended September 30, 2024. The increase during the nine months ended September 30, 2025 compared with the same period of 2024 was primarily attributable to the operating costs of the Heartland branch network.

Data processing fees increased $4,770,000, or 53%, during the first nine months of 2025 compared with the same period of 2024. The increase during the first nine months of 2025 compared with the same period of 2024 was largely driven by operating costs of the existing Heartland systems and acquisition-related costs during the first nine months of 2025.

Professional fees increased $1,287,000, or 18%, during the nine months ended September 30, 2025 compared with the same period of 2024. The increase during the nine months ended September 30, 2025 compared to the same period of 2024 was due in large part to professional fees associated with the Heartland acquisition. Professional fees related to merger and acquisition activities totaled approximately $2,887,000 during the nine months ended September 30, 2025 and approximately $2,636,000 during the same period of 2024, with both periods being impacted by the Heartland acquisition and the nine months ended September 30, 2024, also being impacted by the GAI asset sale.

Intangible amortization increased $5,972,000, or 375%, during the first nine months of 2025 compared with the same period of 2024. The increase was attributable to the Heartland acquisition.

Other operating expenses increased $5,925,000, or 40%, during the first nine months of 2025 compared with the same period of 2024. The increase in the first nine months of 2025 compared with the same period of 2024 was largely attributable to the operating costs of Heartland.

Income Taxes:

The Company’s effective income tax rate was 19.8% and 17.9%, respectively, during the three months ended September 30, 2025 and 2024. The Company’s effective income tax rate was 20.1% and 19.7%, respectively, during the nine months ended September 30, 2025 and 2024. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

Total assets for the Company totaled $8.401 billion at September 30, 2025, representing an increase of $2.105 billion compared with December 31, 2024. The increase in total assets at September 30, 2025 compared with year-end 2024 was in large part attributable to the Heartland acquisition.

September 30, 2025 total loans increased $1.654 billion compared with December 31, 2024. The increase in total loans at September 30, 2025 compared with year-end 2024 was largely due to the acquisition of Heartland and to a lesser extent organic loan growth from throughout the Company’s existing market areas.

Excluding loans acquired through the Heartland acquisition, total loans increased $150 million, or approximately 5% on an annualized basis, at September 30, 2025 compared with December 31, 2024. From December 31, 2024 to September 30, 2025, excluding the acquired Heartland loans, commercial and industrial loans increased approximately $5.3 million, or 1% on an annualized basis, commercial real estate loans increased $111.5 million, or 7% on an annualized basis, and retail loans increased $36.6 million, or 6% on an annualized basis, while agricultural loans declined $2.5 million, or 1% on an annualized basis.

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

End of Period Loan Balances: (dollars in thousands)	September 30, 2025	December 31, 2024	Current Period Change
Commercial and Industrial Loans and Leases	$815,222	$671,038	$144,184
Commercial Real Estate Loans	3,103,181	2,224,872	878,309
Agricultural Loans	472,807	431,037	41,770
Home Equity and Consumer Loans	603,742	448,872	154,870
Residential Mortgage Loans	792,670	357,448	435,222
Total Loans	$5,787,622	$4,133,267	$1,654,355

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	September 30, 2025		December 31, 2024
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	21%	11%	20%	11%
Retail Space	13%	7%	15%	8%
Industrial, Manufacturing, Warehousing Properties	10%	5%	10%	5%
1-4 Family Investment Properties	9%	5%	11%	6%
Lodging	8%	5%	6%	3%
Office Real Estate	8%	4%	9%	5%
Healthcare Facilities	8%	4%	7%	4%
Land Development and Construction	6%	3%	7%	4%

The Company’s commercial real estate loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at September 30, 2025 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2024, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 77% of the CRE portfolio being non-owner occupied (which was 42% of the Company’s overall loan portfolio), and 23% of the CRE portfolio being owner occupied (which was 12% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2025	December 31, 2024
Commercial and Industrial Loans and Leases	$18,809	$7,456
Commercial Real Estate Loans	39,132	25,818
Agricultural Loans	3,228	4,917
Home Equity and Consumer Loans	5,673	3,443
Residential Mortgage Loans	9,215	2,802
Unallocated	—	—
Total Allowance for Credit Losses	$76,057	$44,436

The Company’s allowance for credit losses totaled $76.1 million at September 30, 2025 compared to $44.4 million at December 31, 2024. The allowance for credit losses represented 1.32% of period-end loans at September 30, 2025 compared with 1.08% at December 31, 2024. At March 31, 2025, the Company changed its estimate methodology for the allowance for credit losses from the static pool to the discounted cash flow method which resulted in minimal impact to the allowance.

The Company added $32.7 million to the allowance for credit losses in conjunction with the closing of the Heartland acquisition on February 1, 2025, related to the Heartland loan portfolio. Of the increase in the allowance for credit losses for the Heartland portfolio, $16.2 million was recorded through the provision for credit losses for the “Day 2” Adjustment under the CECL model.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of September 30, 2025, the Company held net discounts on acquired loans of $56.9 million, which included $54.7 million related to the Heartland loan portfolio.

The following is an analysis of the Company’s non-performing assets at September 30, 2025 and December 31, 2024:

Non-performing Assets: (dollars in thousands)	September 30, 2025	December 31, 2024
Non-accrual Loans	$23,676	$10,934
Past Due Loans (90 days or more)	—	188
Total Non-performing Loans	23,676	11,122
Other Real Estate	48	—
Total Non-performing Assets	$23,724	$11,122

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.41%	0.27%
Non-performing Assets to Period End Assets	0.28%	0.18%
Allowance for Credit Loss to Non-performing Loans	321.24%	399.53%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Commercial and Industrial Loans and Leases	$8,789	$5,018	$—	$—
Commercial Real Estate Loans	7,481	1,745	—	183
Agricultural Loans	2,393	765	—	5
Home Equity Loans	885	1,087	—	—
Consumer Loans	115	117	—	—
Residential Mortgage Loans	4,013	2,202	—	—
Total	$23,676	$10,934	$—	$188

Non-performing assets totaled $23.7 million at September 30, 2025 compared to $11.1 million at December 31, 2024. Non-performing assets represented 0.28% of total assets at September 30, 2025 compared with 0.18% at year-end 2024. Non-performing loans totaled $23.7 million at September 30, 2025 compared to $11.1 million at December 31, 2024. Non-performing loans represented 0.41% of total loans at September 30, 2025 compared to 0.27% at December 31, 2024.

The overall increase in non-performing assets at September 30, 2025 compared to December 31, 2024 was largely attributable to the Heartland acquisition. As of September 30, 2025, non-performing assets from the Heartland acquisition totaled approximately $11.6 million.

September 30, 2025 total deposits increased $1.685 billion compared to year-end 2024. The increase in total deposits at September 30, 2025 compared with year-end 2024 was largely attributable to the Heartland acquisition. As of September 30, 2025, deposits from the Heartland acquisition totaled $1.615 billion. Excluding the deposits related to the acquisition, total deposits were relatively stable with an increase of $70.9 million, or approximately 2% on an annualized basis, at September 30, 2025 compared with year-end 2024.

The addition of the Heartland deposit portfolio did not result in significant changes to the overall deposit portfolio composition. Notably, non-interest bearing deposits have remained relatively stable as a percent of total deposits with September 30, 2025 non-interest deposits totaling 28% of total deposits while non-interest deposits totaled 26% at year-end 2024.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2025	December 31, 2024	Current Period Change
Non-interest-bearing Demand Deposits	$1,938,522	$1,399,270	$539,252
Interest-bearing Demand, Savings, & Money Market Accounts	3,714,191	3,013,204	700,987
Time Deposits < $100,000	502,548	327,080	175,468
Time Deposits of $100,000 or more	859,241	589,521	269,720
Total Deposits	$7,014,502	$5,329,075	$1,685,427

Capital Resources:

As of September 30, 2025, shareholders’ equity increased by $404.7 million to $1.120 billion compared with $715.1 million at year-end 2024. The increase in shareholders’ equity was primarily attributable to the issuance of approximately 7.7 million shares of the Bancorp’s common stock in the acquisition of Heartland, resulting in an increase to shareholders’ equity of $320.0 million.

Shareholders’ equity represented 13.3% of total assets at September 30, 2025 and 11.4% of total assets at December 31, 2024. Shareholders’ equity included $411.7 million of goodwill and other intangible assets at September 30, 2025 compared to $183.0 million of goodwill and other intangible assets at December 31, 2024.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At September 30, 2025, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

On September 15, 2025, the Company redeemed the Heartland Notes, outstanding in the aggregate principal amount of $24.3 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. While a portion of the Heartland Notes qualified as Tier 2 capital for regulatory capital purposes, the redemption did not have a material impact on the capital ratios of the Company or the Bank.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	9/30/2025 Ratio	12/31/2024 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.07%	17.15%	8.00%	N/A
Bank	14.00%	15.02%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	13.83%	15.72%	6.00%	N/A
Bank	13.10%	14.23%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.30%	15.02%	4.50%	N/A
Bank	13.10%	14.23%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.40%	12.28%	4.00%	N/A
Bank	10.80%	11.12%	4.00%	5.00%
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

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $66.9 million during the nine months ended September 30, 2025 ending at $255.6 million.  During the nine months ended September 30, 2025, operating activities resulted in net cash inflows of $116.6 million. Investing activities resulted in net cash inflows of $55.3 million during the nine months ended September 30, 2025. Financing activities resulted in net cash outflows for the nine months ended September 30, 2025 of $105.1 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.66 billion at the FHLB, but availability at September 30, 2025 was limited to approximately $592 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $734 million at the Federal Reserve Bank as of September 30, 2025, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2025, the parent company had approximately $68.0 million of cash and cash equivalents available to meet its cash flow needs.

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Company conform to GAAP and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain, non-GAAP financial measures, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its net income, earnings per share, provision for credit losses, non-interest expense, non-interest income, efficiency ratio, and net interest margin on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the CECL “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; (2) non-recurring expenses related to the Heartland merger; (3) the gain on the extinguishment of debt resulting from the redemption of certain subordinated notes on September 15, 2025; (4) the operating results for GAI, whose assets were sold effective June 1, 2024; (5) the gain on the sale of GAI assets; and (6) the loss related to the securities portfolio restructuring transaction that occurred in the second quarter of 2024. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

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

Non-GAAP Reconciliation – Net Income and Earnings Per Share	Three Months Ended		Nine Months Ended
(Dollars in Thousands, except per share amounts)	09/30/2025	09/30/2024	09/30/2025	09/30/2024
Net Income, as reported	$35,074	$21,048	$76,952	$60,600
Adjustments:
Plus: CECL Day 2 non-PCD provision	—	—	12,150	—
Plus: Non-recurring merger-related expenses	101	609	5,418	928
Less: Gain on debt extinguishment	731	—	731	—
Less: Loss on securities restructuring	—	—	—	(27,189)
Less: Income from GAI operations	—	(65)	—	821
Less: Gain on sale of GAI assets	—	—	—	27,476
Adjusted Net Income	$34,444	$21,722	$93,789	$60,420

Weighted Average Shares Outstanding	37,493,028	29,679,464	36,561,331	29,649,020

Earnings Per Share, as reported	$0.94	$0.71	$2.10	$2.04
Earnings Per Share, as adjusted	$0.92	$0.73	$2.57	$2.04

Non-GAAP Reconciliation – Non-Interest Income and Non-Interest Expense	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2025	09/30/2024	09/30/2025	09/30/2024

Non-Interest Income	$18,429	$13,801	$50,002	$48,546
Less: Gains (Losses) on securities	—	70	—	105
Less: Loss on securities restructuring	—	—	—	(34,893)
Less: Gain on debt extinguishment	975	—	975	—
Less: Revenue from GAI operations	—	—	—	4,434
Less: Gain on sale of GAI assets	—	—	—	38,323
Adjusted Non-Interest Income	$17,454	$13,731	$49,027	$40,577

Non-Interest Expense	$49,700	$36,126	$151,999	$110,538
Less: Non-recurring merger-related expenses	135	747	6,996	1,172
Less: Expense from GAI operations	—	87	—	3,342
Less: Expense from sale of GAI assets	—	—	—	1,816
Adjusted Non-Interest Expense	$49,565	$35,292	$145,003	$104,208

Non-GAAP Reconciliation – Efficiency Ratio	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2025	09/30/2024	09/30/2025	09/30/2024

Adjusted Non-Interest Expense (from above)	$49,565	$35,292	$145,003	$104,208
Less: Intangible Amortization	2,693	484	7,566	1,594
Adjusted Non-Interest Expense excluding Intangible Amortization	$46,872	$34,808	$137,437	$102,614

Net Interest Income	$75,725	$48,594	$215,452	$139,559
Add: FTE Adjustment	1,273	1,151	3,862	4,322
Net Interest Income (FTE)	76,998	49,745	219,314	143,881

Adjusted Non-Interest Income (from above)	17,454	13,731	49,027	40,577

Total Adjusted Total Revenue	$94,452	$63,476	$268,341	$184,458

Efficiency Ratio	49.26%	56.15%	53.63%	47.95%
Adjusted Efficiency Ratio	49.63%	54.84%	51.22%	55.63%

Non-GAAP Reconciliation – Net Interest Margin	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2025	09/30/2024	09/30/2025	09/30/2024

Net Interest Income (FTE) from above	$76,998	$49,745	$219,314	$143,881
Less: Accretion of Discount on Acquired Loans	3,914	236	11,589	889
Adjusted Net Interest Income (FTE)	$73,084	$49,509	$207,725	$142,992
Average Earning Assets	$7,538,784	$5,707,634	$7,357,725	$5,669,302
Net Interest Margin (FTE)	4.06%	3.47%	3.98%	3.39%
Adjusted Net Interest Margin (FTE)	3.85%	3.45%	3.77%	3.37%

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

Interest Rate Sensitivity as of September 30, 2025 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$329,654	1.77%
+1%	327,073	0.98%
Base	323,910	—
-1%	318,606	(1.64)%
-2%	310,920	(4.01)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2025 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2025 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$1,004,236	(6.43)%	13.44%	(21) b.p.
+1%	1,041,680	(2.94)%	13.59%	(6) b.p.
Base	1,073,214	—	13.65%	—
-1%	1,097,652	2.28%	13.60%	(5) b.p.
-2%	1,105,977	3.05%	13.35%	(30) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2025	—	$—	—	1,000,000
August 2025	—	—	—	1,000,000
September 2025	—	—	—	1,000,000
Total	—	$—	—
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

None.

(c) Insider trading arrangements.

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

GERMAN AMERICAN BANCORP, INC.

Date: November 5, 2025	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)