Form 10-K
period 2025-12-31
GERMAN AMERICAN BANCORP, INC.
filed 2026-02-27
CIK 714395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
The aggregate market value of the registrant’s common shares held by non-affiliates as of June 30, 2025 was approximately $1,409,904,373. This calculation does not reflect a determination that persons are (or are not) affiliates for any other purpose.

As of February 15, 2026, there were outstanding 37,496,537 common shares, no par value, of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of German American Bancorp, Inc., for the Annual Meeting of its Shareholders to be held April 27, 2026, to the extent stated herein, are incorporated by reference into Part III (Items 10 through 14).

GERMAN AMERICAN BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2025

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
2019 ESPP:     German American Bancorp, Inc. 2019 Employee Stock Purchase Plan
2019 LTI Plan:     German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan
2029 Notes: The Company’s 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029, issued and sold on June 25, 2019, in an aggregate principal amount of $40.0 million
2030 Notes: The Company’s 5.0% Fixed-to-Floating Rate Subordinated Notes due 2030, which were assumed by the Company through its acquisition of Heartland on February 1, 2025, in the aggregate principal amount of $24.3 million
ACL: Allowance for credit losses
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

The Company’s lines of business include retail and commercial banking, and wealth management services. Our retail and commercial banking business involves attracting deposits from the general public and using those funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets. These core banking activities also include the sale of residential mortgage loans in the secondary market. Our wealth management services involve providing trust, investment advisory, brokerage and retirement planning services to customers. Financial and other information by segment is included in Note 18 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 1 by reference. Substantially all of the Company’s revenues are derived from customers located in, and substantially all of its assets are located in, the United States.

Subsidiaries

The Company’s principal operating subsidiaries are described in the following table:

Name	Type of Business	Principal Office Location
German American Bank	Commercial Bank	Jasper, IN
German American Investment Services, Inc.	Retail Brokerage	Jasper, IN

Business Developments

On February 1, 2025, German American Bancorp completed its previously announced acquisition of Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Bancorp. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Bancorp’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati. As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. German American Bancorp issued approximately 7.74 million shares of its common stock, and paid approximately $23.1 million in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger. For further information regarding this merger and acquisition transaction, see Note 20 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 20 is incorporated into this Item 1 by reference.

During June and July 2024, the Company undertook a partial restructuring of its securities portfolio by selling available-for-sale securities totaling approximately $375.3 million in book value, at an after-tax loss of approximately $27.2 million. The tax-

equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

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

The Company expects to continue to evaluate opportunities to expand its business through opening of new banking, trust, brokerage and financial planning offices, and through acquisitions of other banks, bank branches, portfolios of loans or other assets, and other financial-service-related businesses and assets in the future.

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

Human Capital

At February 20, 2026, the Company and its subsidiaries employed approximately 984 full-time equivalent employees. There are no collective bargaining agreements, and we consider employee relations to be good.

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

For many years, we have annually collected feedback on employee engagement. Most recently, we have partnered with Quantum Workplace to measure employee engagement. The feedback focuses on several key metrics, including employee engagement, team dynamics, customer service, manager effectiveness, trust in leadership, future outlook, inclusion, individual needs, career growth and development and communication. During 2025, we had 84% employee participation in the survey. Once the feedback is analyzed, our Human Capital team shares the survey results with the managers and employees throughout the Company and works collaboratively to develop and implement action plans to address areas that were identified for improvement based on the feedback received. This ability to target areas for improvement has resulted in an overall engagement score of 71% in 2025, which is a score demonstrating a healthy organization in employee care and compares favorably to the banking industry.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,(the “Dodd-Frank Act”), a complex and wide-ranging statute, the Bank also is subject to regulations issued by the Consumer Financial Protection Bureau (“CFPB”), with respect to consumer financial services and products, but is not subject to direct CFPB supervision or examination because the Bank has less than $10 billion in assets. If the Bank reports assets over $10 billion for four consecutive quarters, it would meet the FDIC’s definition of a “large financial institution” and would be subject to direct supervision by the CFPB for compliance with a variety of consumer compliance laws, and for assessment of the effectiveness of the Bank’s compliance management system. However, in early 2025, the current Presidential administration announced its intention to close or substantially downsize the CFPB and has taken various actions to accomplish that objective, including significantly reducing the CFPB’s annual funding through legislation. These actions have been subject to litigation and the Company is actively monitoring the related developments.

Based on the Company’s past organic growth and growth from acquisitions, the Company’s total consolidated assets could exceed $10 billion as early as 2027. As a result, during 2025, the Company engaged an advisory firm to perform a review of its compliance management system and its risk management program to assess its preparedness to meet the additional regulatory requirements and CFPB supervision that would be applicable to the Company and the Bank after surpassing the $10 billion threshold. The assessment yielded several observations with recommended actions that have been prioritized based on criticality. The Company began implementing action plans to address these recommendations in 2025 and expects to continue to do so throughout 2026.

Under FRB policy and the Dodd-Frank Act, the Company is required to act as a source of financial and managerial strength to the Bank, and to commit resources to support the Bank, even in circumstances where the Company might not do so absent such a requirement. Under current federal law, the FRB may require a bank holding company to make capital injections into a troubled subsidiary bank. It may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to such a subsidiary bank or if it undertakes actions that the FRB believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank.

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

Tier 1 Capital consists of CET1 (subject to certain adjustments) and “additional Tier 1 capital” instruments meeting specified requirements, plus, in the case of smaller holding companies like ours, trust preferred securities in accordance with prior requirements for their inclusion in Tier I Capital.

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

Under FDICIA, a depository institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. Since the Bank was well-capitalized throughout 2025, the FDICIA brokered deposit rule did not adversely affect its ability to accept brokered deposits. The Bank’s brokered deposits at December 31, 2025 totaled $36.3 million. Further, a depository institution or its holding company that is not well-capitalized will generally not be successful in seeking regulatory approvals that may be necessary in connection with any plan or agreement to expand its business, such as through the acquisition (by merger or consolidation, purchase or otherwise) of the stock, business or properties of other banks or other companies.

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

To qualify as a “well-capitalized” institution, a depository institution under the Prompt Corrective Action requirements must have a leverage ratio of no less than 5%, a Tier I Capital ratio of no less than 8%, a CET1 ratio of no less than 6.5%, and a total risk-based capital ratio of no less than 10%, and the bank must not have been under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2025, the Bank exceeded the requirements contained in the applicable regulations, policies and directives pertaining to capital adequacy to be classified as “well-capitalized”, and is unaware of any material violation or alleged violation of these regulations, policies or directives. For a tabular presentation of our regulatory capital ratios and those of the Bank as of December 31, 2025, see Note 9 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 9 is incorporated herein by reference.

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

Restrictions on Bank Dividends or Loans to, or other Transactions with, the Parent Company, and on Parent Company Dividends

German American Bancorp, Inc., which is the publicly-held parent of the Bank (German American Bank), is a corporation that is separate and distinct from the Bank and its other subsidiaries. Most of the parent company’s revenues historically have been comprised of dividends, fees, and interest paid to it by the Bank, and this is expected to continue in the future. There are, however, statutory limits under Indiana law on the amount of dividends that the Bank can pay to its parent company without regulatory approval. The Bank may not, without the approval of the DFI, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the DFI is required for the payment of a dividend by an Indiana state-chartered bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years, unless such a payment qualifies under certain exemptive criteria that exempt certain dividend payments by certain qualified banks from the prior approval requirement. At December 31, 2025, the Bank was eligible for payment of dividends under the exemptive criteria established by DFI policy for this purpose, and could have declared and paid to the holding company approximately $145 million of its undivided profits without approval by the DFI in accordance with such criteria. See Note 9 (Shareholders’ Equity) of the Notes to Consolidated Financial Statements included in Item 8 of this Report for further discussion.

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

Debit Interchange Fees

Interchange fees are fees that merchants pay to card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The “Durbin Amendment” in the Dodd-Frank Act provides limits on the amount of debit card interchange that may be received or charged by the debit card issuer, for insured depository institutions with $10 billion or more in assets (inclusive of affiliates) as of the end of the calendar year. Subject to certain exemptions and potential adjustments, the Durbin Amendment limits debit card interchange received or charged by the issuer to $0.21 plus 5 basis points multiplied by the value of the transaction. Upon crossing the $10 billion asset threshold in a calendar year, the rules require compliance with these limits by no later than July 1 of the following year. While the Bank will not likely exceed the $10 billion asset threshold until 2027 or thereafter, the Durbin Amendment will result in a material reduction of interchange fee income paid to the Bank by merchants.

Other Aspects of the Dodd-Frank Act

The Dodd-Frank Act (in addition to the regulatory changes discussed elsewhere in this “Regulation and Supervision” discussion and below under “Federal Deposit Insurance Premiums and Assessments”) made a variety of changes that affect the business and affairs of the Company and the Bank in other ways. For instance, the Dodd-Frank Act (or agency regulations adopted and implemented (or to be adopted and implemented) under the Dodd-Frank Act) altered the authority and duties of the federal banking and securities regulatory agencies, implemented certain corporate governance requirements for all public companies including financial institutions with regard to executive compensation, proxy access by shareholders, and certain whistleblower provisions; restricted certain proprietary trading and hedge fund and private equity activities of banks and their affiliates; eliminated the former statutory prohibition against the payment of interest on business checking accounts; limited interchange fees on debit card transactions by certain large processors; and established the CFPB.

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

The Dodd-Frank Act also required publicly traded bank holding companies with more than $10 billion in total consolidated assets to establish and maintain a risk committee. Pursuant to the Federal Reserve’s final rules issued under the Economic Growth Act, that threshold was increased to $50 billion. Although it is not yet required to have a risk committee in place, the Company established such a committee, effective July 1, 2025, comprised of holding company directors to oversee risk matters in preparation for future growth.

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

On January 17, 2025, a new rule of the CFPB became effective that will require a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider would also have to make the data available to third parties, with the consumer’s express authorization, and through an interface that satisfies formatting, performance and security standards, for the purpose of the third parties providing the consumer with financial products or services requested by the consumer. Data that would be required to be made available under the rule would include transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks that hold at least $850 million but less than $50 billion in total assets (which includes the Bank), compliance will be required by April 1, 2028. However, on the same day the final rule was released in October 2024, certain industry participants filed a complaint against the CFPB challenging the final rule. On July 29, 2025, following various motions filed, the court granted the CFPB’s request to stay the litigation, and on August 21, 2025, the CFPB issued an advance notice of proposed rulemaking, asking the public to respond to a series of questions related to the rule. Comments were due by October 21, 2025. The Company is monitoring developments concerning the rule.

Concentrations in Commercial Real Estate Lending

Federal bank regulatory guidance titled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”) requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for credit losses and capital levels may also be required. The CRE Guidance provides the following criteria regulatory agencies will use as indicators to identify institutions that may be exposed to CRE concentration risk: (i) experienced rapid growth in CRE lending; (ii) notable exposure to a specific type of CRE; (iii) total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or (iv) total commercial real estate, which includes loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land are 300% or more of a bank’s total risk-based capital and the outstanding balance of the institutions’ CRE portfolio has increased by 50% or more during the prior 36 months. While the Bank’s loan portfolio is most heavily concentrated in commercial real estate loans (53% of the total portfolio in 2025), it did not exceed any of the above indicators. In addition, the Company believes its long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as its loan and credit monitoring and administration procedures, are generally appropriate to manage its concentrations as required under the guidance.

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

In October 2023, the federal banking regulators issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable to banks with less than $10 billion in assets, such as the Bank. While most provisions of the final rule would have become effective on January 1, 2026, and the data reporting requirements would have become effective on January 1, 2027, the District Court for the Northern District of Texas enjoined the federal banking regulators from enforcing the CRA final rule in its entirety, extending all implementation dates, day-for-day for each day that the injunction (which was issued on March 29, 2024) remains in place. On July 16, 2025, the federal banking regulators issued a joint notice of proposed rulemaking to rescind the CRA final rule issued in October 2023 and reinstate the CRA framework that existed prior to the October 2023 final rule, which framework has remained in effect due to the preliminary injunction. The Company is actively monitoring the rulemaking process and will evaluate and implement any required changes to its CRA compliance program to ensure continued alignment with regulatory expectations.

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

Under the current system, deposit insurance assessments are based on average total assets minus average tangible equity. The FDIC assigns a banking institution to one of two categories based on asset size. As an institution with under $10 billion in assets, the Bank falls into the “Established Small Institution” category. This category has three sub-categories based on supervisory ratings designed to measure risk (the FDIC’s “CAMELS Composite” ratings). The assessment rate, which ranges from 1.5 to 30.0 basis points (such basis points representing a per annum rate) for Established Small Institutions, is determined based upon each applicable institution’s most recent supervisory and capital evaluations. As the Company expects that its total consolidated assets could exceed $10 billion as early as 2027, the method that the FDIC uses to determine the amount of its deposit insurance premium will change as a result. Any increases in our assessment rate, future special assessments, or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could adversely affect our business, financial condition, results of operations, or cash flows.

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

Other Recent Legislative Developments

In July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” was signed into law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant tax changes. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The OBBBA features modified versions of individual and business tax relief proposals, and other new tax relief measures. In addition, it includes various revenue-raising measures, including changes to various limits on business and individual tax deductions that are intended to offset part of the cost of the legislation. The Company is currently evaluating the impact of the OBBBA on its business and consolidated financial statements.

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

Forward-Looking Statements and Associated Risks

The Company from time to time in its oral and written communications makes statements relating to its expectations regarding the future. These types of statements are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can include statements about the Company’s net interest income or net interest margin; adequacy of the Company’s capital under regulatory requirements and of its allowance for credit losses, and the quality of the Company’s loans, investment securities and other assets; simulations of changes in interest rates; litigation results; dividend policy; acquisitions or mergers; estimated cost savings, plans and objectives for future operations; and expectations about the Company’s financial and business performance and other business matters as well as economic and market conditions and trends. All statements other than statements of historical fact included in this Report, including statements regarding our financial position, business strategy and the plans and objectives of our management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate”, “believe”, “estimate”, “expect”, “plan”, “intend”, “should”, “would”, “could”, “can”, “may”, “will”, “might” and similar expressions, as they relate to us or our management, identify forward-looking statements.

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
•unfavorable economic conditions, including prolonged periods of inflation, and the resulting adverse impact on, among other things, credit quality;
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
•changes in trade policies of, and other activities undertaken by, governments, including tariffs, which could have a material adverse effect on our customers and, as a result, our business;
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
•actions of the FRB;
•the regulatory and financial impacts associated with exceeding $10 billion in total assets;
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

Changes in trade policies by the United States or other countries, including tariffs or retaliatory tariffs, may cause inflation, which could impact the prices of products sold or purchased by our borrowers or the demand for their products, negatively impacting their profitability and ability to repay loans. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, which events could increase volatility in commodity and energy prices, and raise the possibility of supply disruptions.

Current economic conditions continue to be impacted by inflation rates that persistently remain above the Federal Reserve’s target rate and by elevated interest rates. A prolonged period of higher inflation may impact our profitability by negatively impacting our fixed costs and expenses. Economic and inflationary pressure on consumers and uncertainty regarding economic improvement could have direct or indirect material adverse impacts on us, on our customers or on the financial institutions with whom we deal as counterparties to financial transactions. Such pressures could negatively impact customers’ ability to obtain new loans or to repay existing loans, diminish the values of any collateral securing such loans and could cause increases in the number of the Company’s customers experiencing financial distress and in the levels of the Company’s delinquencies, non-

performing loans and other problem assets, charge-offs and provision for credit losses, all of which could materially adversely affect our financial condition and results of operations. The underwriting and credit monitoring policies and procedures that we have adopted cannot eliminate the risk that we might incur losses on account of factors relating to the economy like those identified above, and those losses could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other banks experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers (i) spread deposits among several different banks so as to maximize their amount of FDIC insurance, (ii) move deposits to larger banks (who may be considered “too big to fail”), or (iii) remove deposits from the banking system entirely. As of December 31, 2025, approximately 25% of our deposits were uninsured and uncollateralized. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

The value of securities in our investment securities portfolio may be negatively affected by market interest rates or disruptions in securities markets, and could affect our liquidity.

As market interest rates have increased, we have experienced significant unrealized losses on our available-for-sale securities portfolio. Unrealized losses related to available-for-sale securities are reflected in accumulated other comprehensive income in our consolidated balance sheets and reduce the level of our book capital and tangible common equity. However, such unrealized losses do not affect our regulatory capital ratios. We actively monitor our available-for-sale securities portfolio and we do not currently anticipate the need to realize material losses from the sale of securities for liquidity purposes. Furthermore, we believe it is unlikely that we would be required to sell any such securities before recovery of their amortized cost bases, which may be at maturity. Nonetheless, significant unrealized losses could negatively impact market and/or customer perceptions of the Bank, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits.

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

See “Business - Regulation and Supervision” of Item 1 above for additional information.

We will become subject to increased regulation when we have more than $10 billion in total consolidated assets.

An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after an insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters. As of December 31, 2025, the Company’s total assets were $8.4 billion. However, based on the Company’s past organic growth and growth from acquisitions, its total consolidated assets could exceed $10 billion as early as 2027. As a result, it is possible that at some time in 2028, the CFPB, instead of the FDIC, may have primary examination and enforcement authority over the Bank with respect to consumer protection laws and for assessment of the effectiveness of its compliance management system. As an independent bureau focused solely on consumer financial protection, the CFPB may interpret or enforce consumer protection laws more strictly or severely than the FDIC.

While regulation by the CFPB remains possible, in early 2025, the current Presidential administration announced its intention to close or substantially downsize the CFPB and has taken various actions to accomplish that objective, including significantly reducing the CFPB’s annual funding through legislation. These actions have been subject to litigation, and the Company is actively monitoring the related developments.

Additionally, other regulatory requirements apply to depository institutions and holding companies with $10 billion or more in total consolidated assets, including a cap on interchange transaction fees for debit cards, as required by Federal Reserve Board regulations, which would reduce our interchange revenue. See “Business - Regulation and Supervision - Debit Interchange Fees” of Item 1 above for additional information. Significant increases in compliance costs or decreases in interchange revenue could have a materially adverse effect on our results of operations and financial conditions.

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

Since the Deposit Insurance Fund is funded by premiums and assessments paid by insured banks, our FDIC insurance premium could increase in future years depending upon the FDIC’s actual loss experience, changes in our Bank’s financial condition or capital strength, and future conditions in the banking industry. In addition, the method that the FDIC uses to determine the amount of our deposit insurance premium will change once our total consolidated assets exceed $10 billion, which we expect may happen as early as 2027. Any increases in our FDIC insurance premiums and assessment fees may have a materially adverse effect on our results of operations and financial condition.

Risks Related to Our Operations

We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.

We operate different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems, business continuation and disaster recovery issues, and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

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

Our increased use of cloud and other technologies, such as remote work technologies, and the increased connectivity of third parties and electronic devices to our systems also increases our risk of being subject to a cyber-attack. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Increasing fraud risk could adversely affect our business, financial condition, and reputation.

We are exposed to an increasing risk of fraud, including cyber fraud, identity theft, account takeover, and other fraudulent activities targeting financial institutions and their customers. The sophistication and frequency of these schemes continue to grow, driven by advances in technology and the proliferation of digital banking channels. Fraudulent activity can result in financial losses for us or our customers, increased operational costs, and potential legal exposure.

Although we employ robust security measures, including authentication protocols, transaction monitoring, and fraud detection systems, these controls may not be sufficient to prevent all fraudulent activity. Criminals continuously adapt their methods to circumvent existing safeguards, and emerging technologies such as artificial intelligence may further enhance their ability to perpetrate fraud.

Significant fraud-related losses could negatively impact our earnings, capital, and liquidity. In addition, fraud incidents may harm our reputation, erode customer trust, and lead to regulatory scrutiny or enforcement actions. Failure to effectively manage and mitigate fraud risk could have a material adverse effect on our business, financial condition, and results of operations.

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

Technological advancements may subject us to additional risks.

The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including the increased usage of intelligent automation within the industry. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of technological changes and upgrades to maintain current systems and integrate new ones may also create service interruptions, transaction processing errors, and system conversion delays. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.

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

In the event of a cybersecurity incident, the Company maintains incident response plans to investigate, classify, respond to, and manage cybersecurity incidents that may compromise the availability or integrity of our information systems, network resources, or data. In accordance with the incident response plans, cross-functional management teams assess and assign a threat level to each cybersecurity incident. A cybersecurity incident (or incidents, if aggregated together) assigned a critical threat level is escalated to the Board’s Risk Committee as described below in more detail.

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

Governance

In exercising oversight over the Company’s information technology risks, including its cyber and information security program, the Company’s Enterprise Risk Management Committee (the “ERM Committee”) has established a Technology Committee that is led by the Company’s Chief Digital and Information Officer (“CDIO”) and is comprised of the Company’s executive officers, the Company’s Information Security Officer (“ISO”) and the Company’s Chief Risk Officer. The Technology Committee receives materials on a quarterly basis to address the identification and status of information technology cybersecurity risks. Each year, the full Board of Directors also receives a comprehensive update on the Company’s cyber and information security program.

Our CDIO leads the Company’s digital optimization and information technology initiatives. He is also responsible for driving the strategy, execution and integration of all banking and nonbanking technology, information and digital initiatives in alignment with the Company’s corporate business strategy. Our CDIO assumed his current role in January 2026. Prior to that, he served as the Senior Vice President and Chief Enterprise Architect for a bank with over $30 billion in assets. In his over 25 years of technology experience in regulated industries, including banking, our CDIO has held leadership positions responsible for developing digital banking solutions, launching and integrating business enablement tools, artificial intelligence integration, and oversight of the technology framework.

Our ISO oversees a team of employees dedicated to the prevention, detection, mitigation, and remediation of cybersecurity incidents. He joined the Company in November 2025 with more than 25 years of technology and information security experience, specifically in the banking sector. His most recent roles included Information Security Officer and Director of Information Technology, along with various cybersecurity consulting engagements. In addition, the Company utilizes a specialized managed security provider to consult, monitor, alert and remediate issues related to cybersecurity. This oversight includes endpoint protection, firewall alerting, vulnerability detection and oversight over the Company’s system information and event management (SIEM) platform.

The Company’s Incident Response Team (a sub-committee of the Technology Committee) has been established to evaluate the materiality of cybersecurity incidents based upon criteria that have been reviewed with the ERM Committee and the Board’s Risk Committee, and is responsible for determining whether there are disclosure obligations under applicable securities laws. In the event that the Incident Response Team determines that a critical cybersecurity incident (or incidents, if aggregated together) is deemed to be material, the Incident Response Team will brief the Risk Committee and oversee the disclosure process. For all critical cybersecurity incidents that are not deemed to be material, the Incident Response Team will report such incidents to the Technology Committee, which will further report such critical incidents to the ERM Committee and the Risk Committee, as part of the next regularly-scheduled cybersecurity updates, or sooner as circumstances warrant.

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

The Common Stock was held of record by approximately 2,988 shareholders at February 23, 2026.

Transfer Agent:	Computershare Priority Processing 150 Royall St., Suite 101 Canton, MA 02021 (800) 884-4225	Shareholder Information:	German American Bancorp, Inc. P.O. Box 810 Jasper, Indiana 47547-0810 (812) 482-1314 (800) 482-1314

Stock Performance Graph
The following graph compares the Company’s five-year cumulative total returns with those of the Russell 2000 Stock Index, Russell Microcap Stock Index, and the Indiana Bank Peer Group. The Indiana Bank Peer Group (which is a custom peer group identified by Company management) includes all Indiana-based commercial bank holding companies (excluding companies owning thrift institutions that are not regulated as bank holding companies) that have been in existence as commercial bank holding companies throughout the five-year period ended December 31, 2025, the stocks of which have been traded on an established securities market (NYSE, NYSE American or Nasdaq) throughout that five-year period. The companies comprising the Indiana Bank Peer Group for purposes of the December 2025 comparison were: 1st Source Corporation, First Financial Corporation, First Merchants Corporation, Lakeland Financial Corporation, Old National Bancorp, Horizon Bancorp, Inc., First Internet Bancorp, First Savings Financial Group, Inc., First Capital, Inc., Merchants Bancorp, and Richmond Mutual Bancorporation, Inc. The returns of each company in the Indiana Bank Peer Group have been weighted to reflect the company’s market capitalization. The Russell 2000 Stock Index, which is designed to measure the performance of the small-cap segment of the U.S. equity universe, is a subset of the Russell 3000 Index (which measures the performance of the largest 3,000 U.S. companies) that includes approximately 2,000 of the smallest securities in that index based on a combination of their market cap and current index membership, and is annually reconstituted at the end of each June. The Russell Microcap Stock Index is an index representing the smallest 1,000 securities in the small-cap Russell 2000 Index plus the next 1,000 securities, which is also annually reconstituted at the end of each June. The Company’s stock is currently included in the Russell 2000 Index and Russell Microcap Index.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2025
175.00
150.00
125.00
100.00
75.00
50.00
2020
2021
2022
2023
2024
2025
German American Bancorp, Inc.
Russell 2000 Index
Russell Microcap
Peer Group

Stock Repurchase Program Information
The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended December 31, 2025.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2025	—	$—	—	1,000,000
November 2025	—	—	—	1,000,000
December 2025	—	—	—	1,000,000
Totals	—	$—	—
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

This Management’s Discussion and Analysis includes an analysis of the major components of the Company’s operations for the years 2023 through 2025 and its financial condition as of December 31, 2024 and 2025. This information should be read in conjunction with the accompanying consolidated financial statements and footnotes contained elsewhere in this Report and with the description of business included in Item 1 of this Report (including the cautionary disclosure regarding “Forward Looking Statements and Associated Risks”). Financial and other information by segment is included in Note 18 (Segment Information) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report and is incorporated into this Item 7 by reference.

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

MANAGEMENT OVERVIEW
Business Developments
On February 1, 2025, German American Bancorp completed its previously announced acquisition of Heartland BancCorp (“Heartland”) through the merger of Heartland with and into the Bancorp. Immediately following completion of the Heartland holding company merger, Heartland’s subsidiary bank, Heartland Bank, was merged with and into the Bancorp’s subsidiary bank, German American Bank. Heartland, headquartered in Whitehall, Ohio, operated 20 retail banking offices located in Columbus, Ohio and Greater Cincinnati. As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. German American Bancorp issued approximately 7.74 million shares of its common stock, and paid approximately $23.1 million in cash, in exchange for all of the issued and outstanding shares of common stock of Heartland and in cancellation of all options to acquire Heartland common stock outstanding as of the effective time of the merger. For further information regarding this merger and acquisition transaction, see Note 20 (Business Combinations, Goodwill and Intangible Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 20 is incorporated into this Item 7 by reference.

On September 15, 2025, Bancorp redeemed the Heartland 5.0% Fixed-to-Floating Rate Subordinated Notes due 2030, outstanding in the aggregate principal amount of $24.3 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. On December 30, 2025, the Company redeemed its 4.5% Fixed-to-Floating Rate Subordinated Notes due 2029, outstanding in the aggregate principal amount of $40.0 million, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. For further information regarding these redemptions, see Note 8 (FHLB Advances and Other Borrowings) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report, which Note 8 is incorporated into this Item 7 by reference.

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

Effective June 1, 2024, German American Insurance, Inc. (“GAI”), a wholly-owned subsidiary of the Bank, sold substantially all of its assets to The Hilb Group of Indiana, LLC, a Delaware limited liability company (“Hilb”), for a purchase price of $40.0 million in cash. As part of the transaction, the Bank, as the parent of GAI, may receive payments for the referral of customers to Hilb, and the Company will refrain from conducting certain insurance activities, in each case, for a period of five (5) years following closing. Prior to the sale, GAI was a full-service agency offering personal and commercial insurance products. For further information regarding this transaction, see Note 2 (Sale of Insurance Assets) in the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Financial Overview
Net income for the year ended December 31, 2025 totaled $112,635,000, or $3.06 per share, an increase of $28,824,000, or approximately 8% on a per share basis, from the year ended December 31, 2024 net income of $83,811,000, or $2.83 per share. The year ended December 31, 2025 results of operations included Heartland acquisition-related expenses of $6,996,000 ($5,418,000, on an after-tax basis) and the “Day 2” provision for credit losses under the CECL methodology of $16,200,000 ($12,150,000, on an after-tax basis), as well as a net gain on the redemption of subordinated debentures.

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

Net income for the year ended December 31, 2024 was impacted by the sale of substantially all of the assets of GAI during the second quarter of 2024. The all-cash sale price totaled $40.0 million and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share. GAI net income, excluding the after-tax gain, contributed approximately $767,000, or $0.03 per share, during 2024 compared with net income of $1,639,000, or $0.06 per share, during the full year of 2023.

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

On an adjusted basis, net income for the year ended December 31, 2025 was $129,684,000, or $3.52 per share, compared with adjusted net income of $83,839,000, or $2.83 per share, for the year ended December 31, 2024. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The Company has an established process to determine the adequacy of the allowance for credit losses. The determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing of expected future cash flows on individually analyzed loans, estimated losses on other classified loans and pools of homogeneous loans, and consideration of past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, reasonable and supportable forecasts and other factors, all of which may be susceptible to significant change. The allowance consists of two components of allocations: an allowance assessed on a collective basis for pools of loans that share similar risk characteristics and an allowance assessed on individual loans that do not share similar risk characteristics with other loans. These two components represent the total allowance for credit losses deemed adequate to cover expected credit losses over the expected life of the loan portfolio.

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

As previously stated, the Company now utilizes a discounted cash flow methodology to estimate the allowance for credit losses. Expected cash flows are estimated for each loan and discounted using the contractual terms of the loan, calculated probabilities of default, loss given default rates, and prepayment and curtailment estimates, as well as qualitative factors. The probability of default estimates are generated using a regression model that estimates the likelihood of a loan being charged-off during its life. The regression model uses combinations of variables to assess historical loss correlations to economic factors, and these variables become model forecast inputs for economic factors that are updated in the model each period. The Company evaluates and utilizes multiple economic forecast scenarios provided by a third-party for these model inputs. These multiple economic forecast scenarios are weighted to arrive at the quantitative reserve. Changes in the economic forecast or weighting could impact the estimated credit losses which could lead to significantly different allowance levels from one reporting period to the next.

In calculating the adequacy of the allowance at December 31, 2025, management weighted different scenarios, including a baseline scenario as well as two additional alternative scenarios. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. Excluding the consideration of qualitative adjustments, the sensitivity analysis utilizing the adverse scenario would result in a hypothetical increase in the Company's allowance of $28,500,000. Excluding consideration of qualitative adjustments, a corresponding $3,700,000 decrease in the Company's allowance would occur in a hypothetical scenario if only the baseline scenario was used. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s estimation of the adequacy of the allowance for credit losses at December, 31, 2025.

SECURITIES VALUATION

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2025. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of December 31, 2025, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $6,453,000 and gross unrealized losses totaled approximately $214,791,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 7 to 8 years.

RESULTS OF OPERATIONS

NET INCOME
Net income for the year ended December 31, 2025 totaled $112,635,000, or $3.06 per share, an increase of $28,824,000, or approximately 8% on a per share basis, from the year ended December 31, 2024 net income of $83,811,000, or $2.83 per share. The year ended December 31, 2025 results of operations included Heartland acquisition-related expenses of $6,996,000 ($5,418,000, on an after-tax basis) and the “Day 2” provision for credit losses under the CECL methodology of $16,200,000 ($12,150,000, on an after-tax basis), as well as a net gain on the redemption of subordinated debentures.

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

Net income for the year ended December 31, 2024 was impacted by the sale of substantially all of the assets of GAI during the second quarter of 2024. The all-cash sale price totaled $40.0 million and resulted in an after-tax gain, net of transaction costs, of approximately $27,476,000, or $0.93 per share. GAI net income, excluding the after-tax gain, contributed approximately $767,000, or $0.03 per share, during 2024 compared with net income of $1,639,000, or $0.06 per share, during the full year of 2023.

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

On an adjusted basis, net income for the year ended December 31, 2025 was $129,684,000, or $3.52 per share, compared with adjusted net income of $83,839,000, or $2.83 per share, for the year ended December 31, 2024. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

During the year ended December 31, 2025, net interest income, on a non tax-equivalent basis, totaled $294,132,000, an increase of $103,541,000, or 54%, compared to the year ended December 31, 2024 net interest income of $190,591,000. The increase in net interest income for 2025 compared with 2024 was primarily attributable to a higher level of earning assets driven by the Heartland acquisition and an improvement of the Company’s net interest margin.

During the year ended December 31, 2024, net interest income, on a non tax-equivalent basis, totaled $190,591,000, which was relatively stable compared to the year ended December 31, 2023 net interest income of $190,433,000.

The net interest margin represents tax-equivalent net interest income expressed as a percentage of average earning assets. The net interest margin for the year ended December 31, 2025 was 4.02%, compared to 3.43% in 2024 and 3.58% in 2023. The improvement in the net interest margin, excluding the accretion of discount on acquired loans, during 2025 compared with 2024 was the result of improved yields on earning assets (including both loan and security yields) and a lower cost of deposits. The lower cost of deposits was largely driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2024 and again in the latter months of 2025, and the Company’s ability to correspondingly lower deposit costs. The decline in the net interest margin in 2024 compared with 2023 was largely driven by an increased cost of funds and a lower level of accretion of loan discounts on acquired loans.

The Company’s net interest margin for all periods presented was impacted by the accretion of discounts on acquired loans. Accretion of discounts on acquired loans contributed approximately 21 basis point to the net interest margin in 2025, 3 basis points in 2024 and 5 basis points in 2023. Accretion of discounts on acquired loans totaled $15,556,000 during 2025, $1,507,000 during 2024, and $2,814,000 during 2023.

The following table summarizes net interest income (on a tax-equivalent basis) for each of the past three years. For tax-equivalent adjustments, an effective tax rate of 21% was used for all periods presented (1).

Average Balance Sheet
(Tax-equivalent basis, dollars in thousands)

	Twelve Months Ended December 31, 2025			Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$250,520	$10,817	4.32%	$151,907	$7,697	5.07%	$39,452	$1,677	4.25%

Securities:
Taxable	1,129,114	37,041	3.28%	947,884	26,586	2.80%	890,841	20,614	2.31%
Non-taxable	469,137	17,258	3.68%	586,549	20,910	3.56%	738,769	27,656	3.74%
Total Loans and Leases ⁽²⁾	5,604,879	360,410	6.43%	4,035,670	241,344	5.98%	3,835,157	213,195	5.56%

TOTAL INTEREST EARNING ASSETS	7,453,650	425,526	5.71%	5,722,010	296,537	5.19%	5,504,219	263,142	4.78%

Other Assets	857,238			556,022			578,399
Less: Allowance for Credit Losses	(73,694)			(44,279)			(44,744)

TOTAL ASSETS	$8,237,194			$6,233,753			$6,037,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,882,386	$29,220	1.55%	$1,720,823	$30,957	1.80%	$1,826,232	$28,378	1.55%
Savings Deposits and Money Market Accounts	1,851,117	36,657	1.98%	1,291,250	23,346	1.81%	1,229,019	12,106	0.99%
Time Deposits	1,329,638	49,215	3.70%	872,429	36,319	4.16%	588,142	16,432	2.79%
FHLB Advances and Other Borrowings	215,334	10,865	5.05%	196,480	9,830	5.00%	210,837	9,307	4.41%

TOTAL INTEREST-BEARING LIABILITIES	5,278,475	125,957	2.39%	4,080,982	100,452	2.46%	3,854,230	66,223	1.72%

Demand Deposit Accounts	1,851,978			1,420,412			1,553,082
Other Liabilities	55,751			46,497			46,456
TOTAL LIABILITIES	7,186,204			5,547,891			5,453,768

Shareholders’ Equity	1,050,990			685,862			584,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,237,194			$6,233,753			$6,037,874

COST OF FUNDS			1.69%			1.76%			1.20%

NET INTEREST INCOME		$299,569			$196,085			$196,919

NET INTEREST MARGIN			4.02%			3.43%			3.58%

(1)Effective tax rates were determined as though interest earned on the Company’s investments in municipal bonds and loans was fully taxable.
(2)Loans held-for-sale and non-accruing loans have been included in average loans. Interest income on loans includes loan fees of $17,956, $3,325, and $4,316 for 2025, 2024 and 2023, respectively.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in rates:

Net Interest Income – Rate / Volume Analysis
(Tax-Equivalent basis, dollars in thousands)

	2025 compared to 2024 Increase / (Decrease) Due to ⁽¹⁾			2024 compared to 2023 Increase / (Decrease) Due to ⁽¹⁾
	Volume	Rate	Net	Volume	Rate	Net
Interest Income:
Federal Funds Sold and Other
Short-term Investments	$4,395	$(1,275)	$3,120	$5,641	$379	$6,020
Taxable Securities	5,540	4,915	10,455	1,384	4,588	5,972
Non-taxable Securities	(4,301)	649	(3,652)	(5,478)	(1,268)	(6,746)
Loans and Leases	99,759	19,307	119,066	11,491	16,658	28,149
Total Interest Income	105,393	23,596	128,989	13,038	20,357	33,395

Interest Expense:
Savings and Interest-bearing Demand	12,752	(1,178)	11,574	(580)	14,399	13,819
Time Deposits	17,291	(4,395)	12,896	9,875	10,012	19,887
FHLB Advances and Other Borrowings	950	85	1,035	(662)	1,185	523
Total Interest Expense	30,993	(5,488)	25,505	8,633	25,596	34,229

Net Interest Income	$74,400	$29,084	$103,484	$4,405	$(5,239)	$(834)

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

PROVISION FOR CREDIT LOSSES

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During 2025, the Company recorded a provision for credit losses of $19,425,000 compared with $2,775,000 during 2024 and $2,550,000 during 2023.

During 2025, the provision for credit losses represented approximately 35 basis points of average loans. The Company realized net charge-offs of $2,670,000 or 3 basis points of average loans during 2025. The first quarter of 2025 included a provision for credit losses of $16,200,000 related to the “Day 2” adjustment for the Heartland acquisition.

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

The provision for credit losses during 2025 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors. Refer also to the sections entitled “CRITICAL ACCOUNTING POLICIES AND ESTIMATES” and “RISK MANAGEMENT - Lending and Loan Administration” for further discussion of the provision and allowance for credit losses.

NON-INTEREST INCOME

During the year ended December 31, 2025, non-interest income increased $4,652,000, or 7%, compared with the year ended December 31, 2024. The increase during 2025 compared to 2024 was largely the result of the Heartland acquisition combined with an improvement in the Company’s existing fee revenue sources. The year ended December 31, 2024 included the previously mentioned sale of the GAI assets and the securities portfolio restructuring transaction, which each occurred during the second quarter of 2024. On an adjusted basis, non-interest income for the year ended December 31, 2025 was $66,620,000 compared to $54,691,000 for the same period of 2024. Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” section in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Non-interest Income (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2025	2024	2023	2024	2023
Wealth Management Fees	$16,808	$14,416	$11,711	17%	23%
Service Charges on Deposit Accounts	15,083	12,669	11,538	19	10
Insurance Revenues	—	4,384	9,596	n/m (1)	(54)
Company Owned Life Insurance	2,555	2,058	1,731	24	19
Interchange Fee Income	19,598	17,125	17,452	14	(2)
Sale of Assets of German American Insurance	—	38,323	—	n/m (1)	n/m (1)
Other Operating Income	8,758	5,419	5,830	62	(7)
Subtotal	62,802	94,394	57,858	(33)	63
Net Gains on Sales of Loans	4,510	3,054	2,363	48	29
Net Gains on Securities	—	(34,788)	40	(100)	(87,070)
TOTAL NON-INTEREST INCOME	$67,312	$62,660	$60,261	7	4
 (1) n/m = not meaningful

Wealth management fees increased $2,392,000, or 17%, during 2025 compared with 2024. The increase during the year ended December 31, 2025 compared with the same period of 2024 was largely attributable to increased assets under management, driven by healthy capital markets throughout 2024 and 2025, and continued strong new business results in addition to the Heartland acquisition. Wealth management fees increased $2,705,000, or 23%, during 2024 compared with 2023. The increase was largely attributable to continued increases in assets under management due to healthy capital markets and strong new business results, as compared to the year ended December 31, 2023.

Service charges on deposit accounts increased $2,414,000, or 19%, during the year ended December 31, 2025, compared with the same period of 2024. The increase during 2025 compared with 2024 was primarily driven by the Heartland acquisition in addition to increased customer utilization of deposit services.

No insurance revenues were recognized during the year ended December 31, 2025 due to the sale of the GAI assets effective June 1, 2024. As a result, insurance revenues declined $4,384,000 during 2025, compared with 2024. As previously discussed, the sale of substantially all of the assets of GAI in June 2024 resulted in net proceeds of $38,323,000. Insurance revenues declined $5,212,000, or 54%, during 2024 compared with 2023, as a result of the sale of the assets of GAI effective June 1, 2024, with only five months of revenue being recognized by the Company during 2024 due to the aforementioned sale of assets.

Interchange fees increased $2,473,000, or 14%, during the year ended December 31, 2025, compared with the same period of 2024. The increase during 2025 compared with 2024 was largely attributable to the Heartland acquisition.

Net gains on sales of loans increased $1,456,000, or 48%, during the year ended December 31, 2025 compared with the year ended December 31, 2024. The increase during 2025 compared with 2024 was related to the Heartland acquisition and a higher volume of loans sold. Net gains on sales of loans increased $691,000, or 29%, during the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase during 2024 compared with 2023 was related to both a higher volume of loans sold and improved pricing levels. Loan sales totaled $193.2 million during 2025, $130.7 million during 2024, and $109.0 million during 2023.

There were no securities transactions during 2025 that resulted in net gains or losses. The net loss on securities during 2024 totaled $34,788,000 which was primarily related to the net loss recognized on the securities restructuring transaction previously discussed. The approximate loss on the transaction totaled $34,893,000, $27,189,000 after tax, or $0.92, per share and was included in earnings for the second quarter of 2024. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

NON-INTEREST EXPENSE

During the year ended December 31, 2025, non-interest expense totaled $201,949,000, an increase of $55,572,000, or 38%, compared with the same period of 2024. The primary drivers of the increased operating expenses in 2025 compared with 2024 were the Heartland operating costs and acquisition-related costs, with such amounts being $6,996,000 for the year ended December 31, 2025 and $1,370,000 for the same period of 2024. The year ended December 31, 2024 also included non-recurring professional fees and other costs associated with the GAI asset sale that totaled approximately $1,816,000.

On an adjusted basis, non-interest expense for the year ended December 31, 2025 was $194,953,000 compared to $139,777,000 for the same period of 2024. Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this release for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Non-interest Expense (dollars in thousands)	Years Ended December 31,			% Change From Prior Year
	2025	2024	2023	2024	2023
Salaries and Employee Benefits	$107,742	$82,257	$83,244	31%	(1)%
Occupancy, Furniture and Equipment Expense	19,634	14,944	14,467	31	3
FDIC Premiums	3,800	2,908	2,829	31	3
Data Processing Fees	17,579	12,243	11,112	44	10
Professional Fees	10,418	8,147	5,575	28	46
Advertising and Promotion	5,153	3,939	4,857	31	(19)
Intangible Amortization	10,148	2,032	2,840	399	(28)
Other Operating Expenses	27,475	19,907	19,573	38	2
TOTAL NON-INTEREST EXPENSE	$201,949	$146,377	$144,497	38	1

Salaries and benefits increased $25,485,000, or 31%, during the year ended December 31, 2025 compared with the year ended December 31, 2024. The increase in 2025 compared with 2024 was due primarily to the salaries and benefits costs for the Heartland employee base. Salaries and benefits declined $987,000, or 1%, during the year ended December 31, 2024 compared with the year ended December 31, 2023. The decline in salaries and benefits during 2024 compared with 2023 was largely related to the GAI asset sale.

Occupancy, furniture and equipment expense increased $4,690,000, or 31%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase during 2025 compared with 2024 was primarily attributable to the operating costs of the Heartland branch network. Occupancy, furniture and equipment expense increased $477,000 or 3%, during the year ended December 31, 2024 compared with 2023.

Data processing fees increased $5,336,000, or 44%, during the year ended December 31, 2025 compared with the year ended December 31, 2024. The increase during 2025 compared with 2024 was largely driven by the Heartland acquisition including operating costs of the existing Heartland systems and acquisition-related costs. Data processing fees increased $1,131,000, or 10%, during the year ended December 31, 2024 compared with the year ended December 31, 2023. The increase during 2024 compared with 2023 was largely driven by costs associated with enhancements to the Company’s digital banking and data systems.

Professional fees increased $2,271,000, or 28%, during the year ended December 31, 2025 compared with 2024. The increase during 2025 compared with 2024 was primarily attributable to the Heartland acquisition and technology support services. Professional fees increased $2,572,000, or 46%, during the year ended December 31, 2024 compared with 2023. The increase during 2024 compared with 2023 was attributable to the professional fees associated with the sale of assets of GAI and the merger with Heartland, which totaled $2,759,000 for the two transactions.

Intangible amortization expense consists primarily of amortization associated with the core deposit intangible of acquired deposit portfolios. Intangible amortization increased $8,116,000, or 399%, during the year ended December 31, 2025 compared with the same period of 2024. The increase was attributable to the Heartland acquisition. Intangible amortization decreased $808,000, or 28%, during 2024 compared with 2023 largely related to the accelerated method for which the intangible assets are amortized.

Other operating expenses increased $7,568,000, or 38%, during the year ended December 31, 2025 compared with the same period of 2024. The increase was largely attributable to the operating costs of Heartland. Other operating expenses increased $334,000, or 2%, during the year ended December 31, 2024 compared to the year ended December 31, 2023.

PROVISION FOR INCOME TAXES

The Company records a provision for current income taxes payable, along with a provision for deferred taxes payable in the future. Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns. The Company’s effective tax rate was 19.6%, 19.5%, and 17.1%, respectively, in 2025, 2024, and 2023. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

See Note 11 to the Company’s consolidated financial statements included in Item 8 of this Report for additional details relative to the Company’s income tax provision.

CAPITAL RESOURCES

As of December 31, 2025, shareholders’ equity increased by $447.3 million to $1.162 billion compared with $715.1 million at year-end 2024. The increase in shareholders’ equity was primarily attributable to the Heartland acquisition, which resulted in an increase of $319.5 million in equity. The increase in shareholders’ equity was also driven by an increase in retained earnings of $69.4 million due to net income of $112.6 million, which was partially offset by the payment of $43.2 million in shareholder dividends.

Shareholders’ equity represented 13.9% of total assets at December 31, 2025 and 11.4% of total assets at December 31, 2024. Shareholders’ equity included $409.3 million of goodwill and other intangible assets at December 31, 2025 compared to $183.0 million of goodwill and other intangible assets at December 31, 2024.

The Company’s Board of Directors previously approved a plan to repurchase up to 1.0 million shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3.4% of the Company’s outstanding shares on January 31, 2022 (the date it was approved), and currently represents 2.7% of shares outstanding. The Company is not obligated to purchase any shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares of common stock under the repurchase plan.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel

III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At December 31, 2025, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	12/31/2025 Ratio	12/31/2024 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	14.93%	17.15%	8.00%	N/A
Bank	13.80	15.02	8.00	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.04%	15.72%	6.00%	N/A
Bank	12.91	14.23	6.00	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.52%	15.02%	4.50%	N/A
Bank	12.91	14.23	4.50	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	11.54%	12.28%	4.00%	N/A
Bank	10.61	11.12	4.00	5.00%
(1) Excludes capital conservation buffer.

As discussed in Note 1 (Summary of Significant Accounting Policies) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report, the Company adopted the CECL accounting standard under GAAP effective January 1, 2020. The regulatory capital rules applicable to the Company provided an optional three-year phase-in period for the day-one adverse regulatory capital effects of adopting CECL. In addition, as part of the pandemic-related legislation enacted during 2020, banking organizations were further permitted to mitigate the estimated cumulative regulatory capital effects of CECL for up to an additional two years. As a result, on January 1, 2022, the Company began the required three-year phase-in by reflecting 25% of the previously deferred estimated capital impact of CECL in its regulatory capital. An additional 25% was phased in on each of January 1, 2023, January 1, 2024, and January 1, 2025. As of January 1, 2025, the adverse cumulative effects of adopting CECL have been fully phased into our regulatory capital.

USES OF FUNDS

LOANS

December 31, 2025 total loans increased $1.7 billion, or 42% on an annualized basis, compared with December 31, 2024. The increase at December 31, 2025 compared with December 31, 2024 was largely due to the acquisition of Heartland in addition to continued organic loan growth throughout the Company’s existing market areas. Excluding loans acquired through the Heartland acquisition, total loans increased $261.9 million, or 6%, during 2025.

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

The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. As reflected in the table below, over the past several years (including 2025), the composition of the loan portfolio has remained relatively stable.

The addition of the Heartland loan portfolio resulted in only modest changes to the overall portfolio composition, most notably in the residential mortgage loan segment. The portfolio is most heavily weighted in commercial real estate loans at 54% of the portfolio, followed by commercial and industrial loans at 14% of the portfolio, residential mortgage loans at 13% of the portfolio (up from 9% at December 31, 2024), agricultural loans at 8% of the portfolio, and home equity loans at 8% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

Loan Portfolio	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021
Commercial and Industrial Loans and Leases	$848,240	$671,038	$661,529	$676,502	$548,350
Commercial Real Estate Loans	3,142,472	2,224,872	2,121,835	1,966,884	1,530,677
Agricultural Loans	489,168	431,037	423,803	417,413	358,150
Home Equity, Consumer Loans and Credit Cards	630,015	448,872	407,889	377,164	307,184
Residential Mortgage Loans	774,553	357,448	362,844	350,682	263,565
Total Loans	5,884,448	4,133,267	3,977,900	3,788,645	3,007,926
Less: Unearned Income	(9,351)	(8,365)	(6,818)	(3,711)	(3,662)
Subtotal	5,875,097	4,124,902	3,971,082	3,784,934	3,004,264
Less: Allowance for Credit Losses	(77,694)	(44,436)	(43,765)	(44,168)	(37,017)
Loans, Net	$5,797,403	$4,080,466	$3,927,317	$3,740,766	$2,967,247
Net PPP Loans (Included in Commercial and Industrial Loans above)	$—	$—	$—	$—	$19,450

Ratio of Loans to Total Loans
Commercial and Industrial Loans and Leases	14%	16%	17%	18%	18%
Commercial Real Estate Loans	54%	54%	53%	52%	51%
Agricultural Loans	8%	10%	11%	11%	12%
Home Equity, Consumer Loans and Credit Cards	11%	11%	10%	10%	10%
Residential Mortgage Loans	13%	9%	9%	9%	9%
Total Loans	100%	100%	100%	100%	100%

The Company’s policy is generally to extend credit to consumer and commercial borrowers in its primary geographic market area in Indiana (central/southern), Kentucky (northern/central/western), and Ohio (central/ southwest). Commercial extensions of credit outside this market area are generally concentrated in real estate loans within a reasonable proximity of the Company’s primary market and are granted on a selective basis.

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	December 31, 2025		December 31, 2024
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	21%	11%	20%	11%
Retail Space	14%	7%	15%	8%
Industrial, Manufacturing, Warehousing Properties	9%	5%	10%	5%
Lodging	9%	5%	6%	3%
1-4 Family Investment Properties	8%	4%	11%	6%
Office Real Estate	8%	4%	9%	5%
Healthcare Facilities	8%	4%	7%	4%
Land Development and Construction	6%	3%	7%	4%

The Company’s commercial real estate (“CRE”) loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at December 31, 2025 (which is 40% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). The Company’s CRE loan portfolio was comprised of approximately 77% of non-owner occupied CRE at December 31, 2024 (which was 42% of the Company’s overall loan portfolio), and 23% owner occupied CRE (which was 12% of the Company’s total loan portfolio).

CRE loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Like much of the Bank’s lending activities, the underwriting standards for CRE are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, our management examines market conditions and current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. CRE loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. As discussed above, the properties securing our commercial real estate portfolio are diverse in terms of property type, occupancy type, and geographic location. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single market or industry. Management will continue to monitor and evaluate CRE loans based on collateral, geography and risk grade criteria.

The following table indicates the amounts of loans (excluding residential mortgages on 1-4 family residences and consumer loans) outstanding as of December 31, 2025, which, based on remaining scheduled repayments of principal, are due in the periods indicated (dollars in thousands).

	Within One Year	One to Five Years	After Five Years	Total
Commercial and Agricultural	$1,335,804	$2,266,754	$894,257	$4,496,815

	Interest Sensitivity
	Fixed Rate	Variable Rate
Loans Maturing After One Year	$959,339	$2,201,672

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

Investment Portfolio, at Amortized Cost	December 31,
(dollars in thousands)	2025	%	2024	%	2023	%

Federal Funds Sold and Other Short-term Investments	$46,954	2%	$119,543	6%	$36,525	2%
U.S. Treasury	152,026	8	110,813	6	—	—
Obligations of State and Political Subdivisions	603,528	32	587,963	31	889,940	47
MBS/CMO	795,574	42	817,553	43	761,025	40
US Gov’t Sponsored Entities & Agencies	314,604	16	279,711	14	220,295	11
Equity Securities	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾	353	n/m ⁽¹⁾
Total Securities Portfolio	$1,913,039	100%	$1,915,936	100%	$1,908,138	100%
(1)n/m = not meaningful

The amortized cost of investment securities, including federal funds sold and short-term investments, declined $2.9 million, or less than 1%, at year-end 2025 compared to year-end 2024. The amortized cost of the investment securities increased $69.7 million during 2025 partially attributable to the acquisition of Heartland Bank and reinvestment of principal and interest cash flows back into the investment portfolio over the course of the year. The decline in federal funds sold and short-term investments totaling $72.6 million was impacted by the aforementioned redemption of sub-debt totaling $64.3 million.

The amortized cost of investment securities, including federal funds sold and short-term investments, increased $7.8 million, or less than 1%, at year-end 2024 compared to year-end 2023. As previously discussed, during June and July 2024, the Company undertook a partial restructuring of its securities portfolio by selling available-for-sale securities totaling approximately $375.3 million in book value. The tax-equivalent yield on the bonds sold was approximately 3.12% with a duration of approximately 7 years. The proceeds from the securities sold were reinvested in the securities portfolio by the end of the third quarter of 2024.

After the restructuring, the investment portfolio continues to be relatively balanced with agency issued mortgage-related securities and collateralized and uncollateralized federal agency securities totaling 58% and 57% of the total securities portfolio at December 31, 2025 and 2024, respectively. The Company’s level of obligations of state and political subdivisions decreased to 32% and 31% of the portfolio at December 31, 2025 and 2024, respectively.

Investment Securities, at Carrying Value
(dollars in thousands)
	December 31,
Securities Available-for-Sale	2025	2024	2023
U.S. Treasury	$152,090	$110,864	$—
Obligations of State and Political Subdivisions	497,606	463,169	768,875
MBS/CMO	719,542	702,179	645,040
US Gov’t Sponsored Entities & Agencies	288,156	241,075	182,917
Total Securities	$1,657,394	$1,517,287	$1,596,832

The Company’s $1.657 billion available-for-sale investment portfolio provides an additional funding source for the liquidity needs of the Company’s subsidiaries and for asset/liability management requirements. Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

The amortized cost of available-for-sale debt securities at December 31, 2025 is shown in the following table by contractual maturity. MBS/CMO - Residential securities are based on estimated average lives. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations.

Maturities and Average Yields of Securities at December 31, 2025
(dollars in thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$152,026	3.81%	$—	—%	$—	—%	$—	—%
Obligations of State and Political Subdivisions	2,359	4.49%	10,867	3.49%	62,323	2.91%	527,979	2.90%
MBS/CMO	1	6.81%	2,180	3.41%	39,050	3.64%	754,343	2.81%
US Gov’t Sponsored Entities & Agencies	260	2.01%	9,951	4.58%	330	2.24%	304,063	3.22%
Total Securities	$154,646	3.82%	$22,998	3.95%	$101,703	3.19%	$1,586,385	2.92%
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

Contractual and Other Obligations	Payments Due In
(dollars in thousands)	One Year or Less	Over One Year	Total
Deposits without Stated Maturities	$5,700,205	$—	$5,700,205
Time Deposits	1,074,869	214,668	1,289,537
Federal Home Loan Bank Advances	—	100,000	100,000
Other Borrowings (Subordinated Notes and Debentures)	—	36,694	36,694
Federal Funds Purchased	—	—	—
Securities Sold under Repurchase Agreements	43,852	—	43,852
Lease Obligations	2,065	7,306	9,371
Total Contractual and Other Obligations	$6,820,991	$358,668	$7,179,659

In the normal course of business, the Company makes commitments to extend credit and commitments to sell loans, which are not reflected in its consolidated financial statements. For further information about such commitments, see Note 15 (Commitments and Off-balance Sheet Items) in Notes to the Consolidated Financial Statements included in Item 8 of this Report.

SOURCES OF FUNDS

The Company’s primary source of funding is its base of core customer deposits. Core deposits consist of demand deposits, savings, interest-bearing checking, money market accounts, and certificates of deposit of less than $100,000. Other deposit sources include certificates of deposit of $100,000 or more and brokered deposits. The deposit base remains diverse with stable and manageable exposure to uninsured and uncollateralized deposits of approximately 25% of total deposits.

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

The table below illustrates changes between years in the average balances of all funding sources:

Funding Sources - Average Balances (dollars in thousands)	December 31,			% Change From Prior Year
	2025	2024	2023	2024	2023
Demand Deposits
Non-interest-bearing	$1,851,978	$1,420,412	$1,553,082	30%	(9)%
Interest-bearing	1,882,386	1,720,823	1,826,232	9	(6)
Savings Deposits	608,139	507,203	572,623	20	(11)
Money Market Accounts	1,242,978	784,047	656,396	59	19
Other Time Deposits	414,442	334,958	256,909	24	30
Total Core Deposits	5,999,923	4,767,443	4,865,242	26	(2)
Certificates of Deposits of $100,000 or more and Brokered Deposits	915,196	537,471	331,233	70	62
FHLB Advances and Other Borrowings	215,334	196,480	210,837	10	(7)
Total Funding Sources	$7,130,453	$5,501,394	$5,407,312	30	2

Maturities of certificates of deposit of $100,000 or more are summarized as follows:
(dollars in thousands)

	3 Months Or Less	3 - 6 Months	6 - 12 Months	Over 12 Months	Total
December 31, 2025	$387,210	$229,450	$83,342	$113,639	$813,641

CORE DEPOSITS

The Company’s overall level of average core deposits increased approximately $1.2 billion, or 26%, during 2025 compared with 2024. This increase was largely attributable to the Heartland acquisition. As of December 31, 2025, average core deposits from the Heartland acquisition totaled approximately $1.2 billion.

The Company’s overall level of average core deposits declined approximately $98.6 million, or 2%, during 2024 compared with 2023. Competitive deposit pricing in the marketplace as well as customers actively looking for yield opportunities within and outside the banking industry were contributing factors to the decline in total deposits throughout 2024.

The Company’s ability to attract core deposits continues to be influenced by competition and the interest rate environment, as well as the availability of alternative investment products. Core deposits continue to represent a significant funding source for the Company’s operations and represented 84% of average funding sources during 2025 compared with 87% during 2024 and 90% during 2023.

Demand, savings, and money market deposits have provided a growing source of funding for the Company in each of the periods reported. Average demand, savings, and money market deposits increased 26% during 2025 and declined 4% during 2024. Average demand, savings, and money market deposits totaled $5.585 billion or 93% of core deposits (78% of total funding sources) in 2025 compared with $4.432 billion or 93% of core deposits (81% of total funding sources) in 2024 and $4.608 billion or 95% of core deposits (85% of total funding sources) in 2023. Notably, non-interest deposits have remained relatively stable as a percent of average total core deposits at approximately 31% during 2025 compared to 30% in 2024 and 32% in 2023.

Other time deposits consist of certificates of deposits in denominations of less than $100,000. These average deposits increased by 44% in 2025 following an increase of 30% during 2024. Other time deposits comprised of 8% of core deposits in 2025 compared to 7% in 2024 and 5% in 2023.

OTHER FUNDING SOURCES

Certificates of deposits in denominations of $100,000 or more and brokered deposits are an additional source of other funding for the Company’s bank subsidiary and are used as both long-term and short-term funding sources. On an average basis, large denomination and brokered certificates increased $377.7 million, or 70%, during 2025. This follows an increase of $206.2 million, or 62%, during 2024. Large certificate deposits and brokered deposits comprised approximately 13% of average total funding sources in 2025 compared with 10% in 2024 and 6% in 2023.

At December 31, 2025, the Company had brokered deposits totaling $36.2 million compared to no brokered deposits at December 31, 2024 and 2023. The Company also participates in a reciprocal deposit program. Reciprocal Deposits totaled $153.1 million at December 31, 2025 and $96.8 million at December 31, 2024.

FHLB advances and other borrowings represent another source of other funding for the Company. Average borrowed funds increased $18.9 million, or 10%, during 2025 following a decrease of $14.4 million, or 7%, during 2024. Borrowings comprised approximately 3% of average total funding sources during 2025 compared with 4% in each of 2024 and 2023.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.68 billion at the FHLB, but availability at December 31, 2025 was limited to approximately $619 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $749 million at the Federal Reserve Bank as of December 31, 2025, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

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

PARENT COMPANY FUNDING SOURCES

The parent company is a corporation separate and distinct from its bank and other subsidiaries. For information regarding the financial condition, result of operations, and cash flows of the Company, presented on a parent-company-only basis, see Note 19 (Parent Company Financial Statements) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

At year-end 2025, the Company had available to it a $15 million revolving line of credit facility that will mature on September 23, 2026. Borrowings are available for general working capital purposes. Interest is payable quarterly at a floating rate based upon term SOFR rate plus a margin payable in respect of any principal amounts advanced under the revolving line of credit. There was no outstanding balance as of December 31, 2025.

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

LENDING AND LOAN ADMINISTRATION

Primary responsibility and accountability for day-to-day lending activities rests with the Company’s subsidiary bank. Loan personnel at the subsidiary bank have the authority to extend credit under guidelines approved by the Bank’s board of directors. The executive loan committee serves as a vehicle for communication and for the pooling of knowledge, judgment and experience of its members. The committee provides valuable input to lending personnel, acts as an approval body, and monitors the overall quality of the Bank’s loan portfolio. The Credit Risk Management Committee, comprised of members of the executive and senior management team, strives to ensure a consistent application of the Company’s lending policies. The Company also maintains a comprehensive risk-grading and loan review program, which includes quarterly reviews of problem loans, delinquencies and charge-offs. The purpose of this program is to evaluate loan administration, credit quality, loan documentation and the adequacy of the allowance for credit losses.

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

Allowance for Credit Losses (dollars in thousands)	Years Ended December 31,
	2025	2024	2023	2022	2021

Balance of Allowance for Expected Credit Losses at Beginning of Period	$44,436	$43,765	$44,168	$37,017	$46,859
Impact of Change in Accounting Method	(7)	—	—	—	—
Loans Charged-off:
Commercial and Industrial Loans and Leases	764	223	1,792	1,149	2,777
Commercial Real Estate Loans	26	308	56	79	10
Agricultural Loans	—	8	27	—	—
Home Equity, Consumer Loans and Credit Cards	2,668	2,362	1,858	1,598	1,003
Residential Mortgage Loans	114	—	58	24	45
Total Loans Charged-off	3,572	2,901	3,791	2,850	3,835

Recoveries of Previously Charged-off Loans:
Commercial and Industrial Loans and Leases	49	55	154	26	61
Commercial Real Estate Loans	—	83	76	24	40
Agricultural Loans	—	2	—	—	—
Home Equity, Consumer Loans and Credit Cards	832	657	605	479	359
Residential Mortgage Loans	21	—	3	5	33
Total Recoveries	902	797	838	534	493

Net Loans Recovered (Charged-off)	(2,670)	(2,104)	(2,953)	(2,316)	(3,342)
Acquisitions (Day 1 and Day 2 Impact)	32,703	—	—	3,117	—
Additions to Allowance Charged to Expense	3,232	2,775	2,550	6,350	(6,500)
Balance at End of Period	$77,694	$44,436	$43,765	$44,168	$37,017

Net Charge-offs (Recoveries) to Average Loans Outstanding	0.05%	0.05%	0.08%	0.06%	0.11%
Provision for Credit Losses to Average Loans Outstanding	0.09%	0.07%	0.07%	0.17%	(0.21)%
Allowance for Credit Losses to Total Loans at Year-end	1.32%	1.08%	1.10%	1.17%	1.23%

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	Years Ended December 31,
	2025	2024	2023	2022	2021
Commercial and Industrial Loans and Leases	$20,754	$7,456	$8,267	$13,958	$9,754
Commercial Real Estate Loans	40,626	25,818	25,923	21,598	19,245
Agricultural Loans	3,324	4,917	3,837	4,188	4,505
Home Equity, Consumer Loans and Credit Cards	5,352	3,443	2,976	2,196	1,808
Residential Mortgage Loans	7,638	2,802	2,762	2,228	1,705
Unallocated	—	—	—	—	—

Total Allowance for Credit Losses	$77,694	$44,436	$43,765	$44,168	$37,017

The Company’s allowance for credit losses totaled $77.7 million at December 31, 2025 compared to $44.4 million at December 31, 2024. The allowance for credit losses represented 1.32% of period-end loans at December 31, 2025 compared with 1.08% of period-end loans at December 31, 2024.

The Company added $32.7 million to the allowance for credit losses in conjunction with the closing of the Heartland acquisition on February 1, 2025, related to the Heartland loan portfolio. Of the increase in the allowance for credit losses for the Heartland portfolio, $16.2 million was recorded through the “Day 2” provision for credit losses under the CECL methodology. In a transaction like the Heartland merger, the current accounting rules require the acquirer to recognize an allowance for credit losses in the period of acquisition for both purchased credit deterioration (“PCD”) assets and non-PCD assets. The determination of PCD versus non-PCD determines how the allowance for credit loss flows through the financial statements. For PCD assets, the gross-up method includes the impact in the “Day 1” business combination entries with no impact to expense. For non-PCD assets, the impact is reflected outside of the business combination entries (sometimes referred to as “Day 2”) and is reflected in expense.

Under the CECL methodology, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of December 31, 2025, the Company held net discounts on acquired loans of $52.8 million, which included $50.7 million related to the Heartland loan portfolio.
The Company added $9.4 million to the allowance for credit losses in conjunction with the closing of the CUB acquisition on January 1, 2022 related to the CUB loan portfolio. Of the increase in allowance for credit losses for the CUB portfolio, $6.3 million was recorded through the provision for credit losses on “Day 2” under the CECL methodology for non-PCD loans. The Company also acquired $29.9 million in PCD loans (at time of acquisition) for which the company recorded a credit adjustment of $3.1 million which was included in the allowance for credit losses.

The Company realized net charge-offs of $2,670,000, or 0.05% of average loans outstanding, during 2025 compared with $2,104,000, or 0.05% of average loans outstanding, during 2024 and $2,953,000, or 0.08% of average loans outstanding, during 2023.

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

Non-performing Assets	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021

Non-accrual Loans	$29,319	$10,934	$9,136	$12,888	$14,602
Past Due Loans (90 days or more and accruing)	92	188	55	1,427	156
Total Non-performing Loans	29,411	11,122	9,191	14,315	14,758
Other Real Estate	68	—	—	—	—
Total Non-performing Assets	$29,479	$11,122	$9,191	$14,315	$14,758

Restructured Loans	$—	$—	$—	$—	$104
Non-performing Loans to Total Loans	0.50%	0.27%	0.23%	0.38%	0.49%
Allowance for Credit Losses to Non-performing Loans	264.17%	399.53%	476.17%	308.54%	250.83%

The following tables present an analysis of the Company’s non-accrual loans and loans past due 90 days or more and still accruing.

Non-Accrual Loans	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021

Commercial and Industrial Loans and Leases	$16,549	$5,018	$3,707	$7,936	$10,530
Commercial Real Estate Loans	6,303	1,745	1,889	1,950	2,243
Agricultural Loans	3,123	765	879	1,062	1,136
Home Equity Loans	776	1,087	1,033	310	24
Consumer Loans and Credit Cards	181	117	253	400	82
Residential Mortgage Loans	2,387	2,202	1,375	1,230	587
Total	$29,319	$10,934	$9,136	$12,888	$14,602

Loans Past Due 90 Days or More & Still Accruing	December 31,
(dollars in thousands)	2025	2024	2023	2022	2021

Commercial and Industrial Loans and Leases	$—	$—	$—	$1,427	$—
Commercial Real Estate Loans	92	183	55	—	156
Agricultural Loans	—	5	—	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans and Credit Cards	—	—	—	—	—
Residential Mortgage Loans	—	—	—	—	—
Total	$92	$188	$55	$1,427	$156

Non-performing assets totaled $29.5 million, or 0.35% of total assets, at December 31, 2025 compared to $11.1 million, or 0.18% of total assets, at December 31, 2024 and compared to $9.2 million, or 0.15% of total assets, at December 31, 2023.   Non-performing loans totaled $29.4 million, or 0.50% of total loans, at December 31, 2025 compared to $11.1 million, or 0.27% of total loans, at December 31, 2024 and compared with $9.2 million, or 0.23% of total loans, at December 31, 2023.

The increase in non-performing assets at December 31, 2025 compared with year-end 2024 is largely attributable to the Heartland acquisition with non-performing assets from the Heartland acquisition totaling approximately $18.6 million at year-end 2025. Total non-performing loans increased in 2024 as compared to 2023; however, there was no significant loss exposure on this increase.

For additional detail on individually analyzed loans, see Note 5 (Loans) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

During the period in which loans were non-performing, interest income recognized on non-performing loans for 2025 was $581,000. The gross interest income that would have been recognized in 2025 on non-performing loans if the loans had been current in accordance with their original terms was $3,220,000. Loans are typically placed on non-accrual status when scheduled principal or interest payments are past due for 90 days or more, unless the loan is well secured and in the process of collection.

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

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of German American Bancorp, Inc. (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain, non-GAAP financial measures, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its net income, earnings per share, provision for credit losses, non-interest expense, non-interest income, efficiency ratio, return on average assets, return on average equity, return on tangible equity, and net interest margin on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the Current Expected Credit Losses (“CECL”) “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; (2) non-recurring expenses related to the Heartland merger; (3) the net gain on the extinguishment of debt resulting from the redemption of certain subordinated notes on September 15, 2025 and December 30, 2025; (4) the operating results for German American Insurance, Inc. (“GAI”), whose assets were sold effective June 1, 2024; (5) the gain on the sale of GAI assets; and (6) the loss related to the securities portfolio restructuring transaction that occurred in the second quarter of 2024. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

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

NON-GAAP RECONCILIATIONS

Non-GAAP Reconciliation – Net Income and Earnings Per Share	Year Ended
(Dollars in Thousands, except per share amounts)	12/31/2025	12/31/2024	12/31/2023
Net Income, as reported	$112,635	$83,811	$85,888
Adjustments:
Plus: CECL Day 2 non-PCD provision	12,150	—	—
Plus: Non-recurring merger-related expenses	5,418	1,082	—
Less: Gain (loss) on debt extinguishment	519	—	—
Less: Loss on securities restructuring	—	(27,189)	—
Less: Income from GAI operations	—	767	—
Less: Gain on sale of GAI assets	—	27,476	—
Adjusted Net Income	$129,684	$83,839	$85,888

Weighted Average Shares Outstanding	36,796,342	29,656,416	29,557,567

Earnings Per Share, as reported	$3.06	$2.83	$2.91
Earnings Per Share, as adjusted	$3.52	$2.83	$2.91

Non-GAAP Reconciliation – Non-Interest Income and Non-Interest Expense	Year Ended
(Dollars in Thousands)	12/31/2025	12/31/2024	12/31/2023

Non-Interest Income	$67,312	$62,660	$60,261
Less: Gains (Losses) on securities	—	105	—
Less: Loss on securities restructuring	—	(34,893)	—
Less: Gain (loss) on debt extinguishment	692	—	—
Less: Revenue from GAI operations	—	4,434	—
Less: Gain on sale of GAI assets	—	38,323	—
Adjusted Non-Interest Income	$66,620	$54,691	$60,261

Non-Interest Expense	$201,949	$146,377	$144,497
Less: Non-recurring merger-related expenses	6,996	1,370	—
Less: Expense from GAI operations	—	3,414	—
Less: Expense from sale of GAI assets	—	1,816	—
Adjusted Non-Interest Expense	$194,953	$139,777	$144,497

Non-GAAP Reconciliation – Efficiency Ratio	Year Ended
(Dollars in Thousands)	12/31/2025	12/31/2024	12/31/2023
Adjusted Non-Interest Expense (from above)	$194,953	$139,777	$144,497
Less: Intangible Amortization	10,148	2,032	2,840
Adjusted Non-Interest Expense excluding Intangible Amortization	$184,805	$137,745	$141,657

Net Interest Income	$294,132	$190,591	$190,433
Add: FTE Adjustment	5,437	5,494	6,486
Net Interest Income (FTE)	299,569	196,085	196,919

Adjusted Non-Interest Income (from above)	66,620	54,691	60,261

Total Adjusted Total Revenue	$366,189	$250,776	$257,180

Efficiency Ratio	52.28%	49.18%	55.09%
Adjusted Efficiency Ratio	50.47%	54.93%	55.09%

Non-GAAP Reconciliation – Net Interest Margin	Year Ended
(Dollars in Thousands)	12/31/2025	12/31/2024	12/31/2023
Net Interest Income (FTE) from above	$299,569	$196,085	$196,919
Less: Accretion of Discount on Acquired Loans	15,556	1,507	—
Adjusted Net Interest Income (FTE)	$284,013	$194,578	$196,919
Average Earning Assets	$7,453,650	$5,722,010	$5,504,219
Net Interest Margin (FTE)	4.02%	3.43%	3.58%
Adjusted Net Interest Margin (FTE)	3.81%	3.40%	3.58%

Non-GAAP Reconciliation – Return on Average Assets	Year Ended
(Dollars in Thousands)	12/31/2025	12/31/2024	12/31/2023
Adjusted Net Income	$129,684	$83,839	$85,888

Average Assets	$8,237,194	$6,233,753	$6,037,874

Return on Average Assets, as reported	1.37%	1.34%	1.42%
Return on Average Assets, as adjusted	1.57%	1.34%	1.42%

Non-GAAP Reconciliation – Return on Average Equity	Year Ended
(Dollars in Thousands)	12/31/2025	12/31/2024	12/31/2023
Adjusted Net Income	$129,684	$83,839	$85,888

Average Equity	$1,050,990	$685,862	$584,106

Return on Average Equity, as reported	10.72%	12.22%	14.70%
Return on Average Equity, as adjusted	12.34%	12.22%	14.70%

Non-GAAP Reconciliation – Return on Tangible Equity	Year Ended
(Dollars in Thousands)	12/31/2025	12/31/2024	12/31/2023
Adjusted Net Income	$129,684	$83,839	$85,888

Average Equity, as reported	$1,050,990	$685,862	$584,106
Average Intangibles, as reported	395,603	184,664	188,144
Average Tangible Equity	$655,387	$501,198	$395,962

Return on Tangible Equity, as reported	17.19%	16.72%	21.69%
Return on Tangible Equity, as adjusted	19.79%	16.73%	21.69%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee consisting of executive and senior officers of the Company and the Risk Committee of the Board of Directors of the Company. Primary market risks which impact the Company’s operations are liquidity risk and interest rate risk.

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

Interest Rate Sensitivity as of December 31, 2025 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$332,568	2.09%
+1%	329,423	1.12
Base	325,771	—
-1%	320,593	(1.59)
-2%	315,044	(3.29)

The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of December 31, 2025 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of December 31, 2025 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$1,080,478	(5.53)%	14.46%	(9) b.p.
+1%	1,115,142	(2.49)	14.55	—
Base	1,143,676	—	14.55	—
-1%	1,167,924	2.12	14.47	(8) b.p.
-2%	1,187,161	3.80	14.31	(24) b.p.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of German American Bancorp, Inc.
Jasper, Indiana

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of German American Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates

Allowance for Credit Losses on Loans - Weighting of Economic Forecasting Scenarios

As discussed in Notes 1 and 5 the allowance for credit losses (the “ACL”) is an accounting estimate of expected credit losses over the estimated life of loans. The Company’s loan portfolio, measured at amortized cost, is presented at the net amount expected to be collected. Estimates of expected credit losses on loans are based on historical experience, current conditions and reasonable and supportable forecasts over the life of the loans.

The Company measures expected credit losses based on pooled loans when similar risk characteristics exist primarily utilizing a discounted cash flow (“DCF”) model. The discounted cash flow approach used by the Company utilizes loan-level cash flow projections, pool-level assumptions, multiple economic scenarios from Moody’s, historical and peer group losses and qualitative assumptions. The Company evaluates multiple economic scenarios that are designed to capture a range of supportable macroeconomic conditions, taking into consideration the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. The Company determines the weighting of each scenario based upon historical trends and economic, monetary, and fiscal conditions within the Company’s footprint that could impact future credit losses. The Company then adjusts results for certain qualitative factors to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated.

The auditing of the weighting of the economic forecasting scenarios assessed by management in the calculation of the ACL was identified by us as a critical audit matter because of the significant subjective and complex judgments made by management to determine the weighting, which led to significant auditor judgment and a high degree of auditor subjectivity and audit effort in evaluating management’s chosen weightings.

The primary procedures performed to address this critical audit matter included:

• Testing the effectiveness of management’s controls addressing:

o Evaluation of the appropriateness of the key judgments used in the determination of the weightings of the economic scenarios used in the quantitative calculation.

Report of Independent Registered Public Accounting Firm

o Evaluation of the relevance and reliability of data used in the determination of the weightings of the economic scenarios used in the quantitative calculation.

• Substantive testing included:

o Evaluating management’s methodology, judgments and the relevance and reliability of data used in the determination of the weighting of the economic scenarios used in the quantitative calculation.

Crowe LLP

We have served as the Company’s auditor since 1977.

Indianapolis, Indiana
February 26, 2026

Consolidated Balance Sheets
Dollars in thousands, except share and per share data

	December 31,

	2025	2024
ASSETS
Cash and Due from Banks	$71,428	$69,249
Federal Funds Sold and Other Short-term Investments	46,954	119,543
Cash and Cash Equivalents	118,382	188,792

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,865,732 for December 31, 2025; Amortized Cost $1,796,040 for December 31, 2024; No Allowance for Credit Losses)	1,657,394	1,517,287
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	7,817	8,239

Loans	5,884,448	4,133,267
Less: Unearned Income	(9,351)	(8,365)
Allowance for Credit Losses	(77,694)	(44,436)
Loans, Net	5,797,403	4,080,466

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	17,688	14,423
Premises, Furniture and Equipment, Net	139,001	104,045
Other Real Estate	68	—
Goodwill	375,470	179,025
Intangible Assets	33,790	4,018
Company Owned Life Insurance	109,585	86,710
Accrued Interest Receivable and Other Assets	131,329	112,052

TOTAL ASSETS	$8,388,780	$6,295,910

LIABILITIES
Non-interest-bearing Demand Deposits	$1,944,831	$1,399,270
Interest-bearing Demand, Savings, and Money Market Accounts	3,755,374	3,013,204
Time Deposits	1,289,537	916,601

Total Deposits	6,989,742	5,329,075

FHLB Advances and Other Borrowings	182,683	210,131
Accrued Interest Payable and Other Liabilities	54,030	41,637

TOTAL LIABILITIES	7,226,455	5,580,843

Commitments and Contingencies (See Note 15)

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,496	29,677
Additional Paid-in Capital	706,818	392,266
Retained Earnings	582,945	513,588
Accumulated Other Comprehensive Income (Loss)	(164,934)	(220,464)

TOTAL SHAREHOLDERS’ EQUITY	1,162,325	715,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,388,780	$6,295,910

End of period shares issued and outstanding	37,495,679	29,677,093

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Income
Dollars in thousands, except per share data

	Years Ended December 31,

	2025	2024	2023
INTEREST INCOME

Interest and Fees on Loans	$358,597	$240,241	$212,517
Interest on Federal Funds Sold and Other Short-term Investments	10,817	7,697	1,677
Interest and Dividends on Securities:
Taxable	37,041	26,586	20,614
Non-taxable	13,634	16,519	21,848

TOTAL INTEREST INCOME	420,089	291,043	256,656

INTEREST EXPENSE

Interest on Deposits	115,092	90,622	56,916
Interest on FHLB Advances and Other Borrowings	10,865	9,830	9,307

TOTAL INTEREST EXPENSE	125,957	100,452	66,223

NET INTEREST INCOME	294,132	190,591	190,433

Provision for Credit Losses	19,425	2,775	2,550

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	274,707	187,816	187,883

NON-INTEREST INCOME

Wealth Management Fees	16,808	14,416	11,711
Service Charges on Deposit Accounts	15,083	12,669	11,538
Insurance Revenues	—	4,384	9,596
Company Owned Life Insurance	2,555	2,058	1,731
Interchange Fee Income	19,598	17,125	17,452
Sale of Assets of German American Insurance	—	38,323	—
Other Operating Income	8,758	5,419	5,830
Net Gains on Sales of Loans	4,510	3,054	2,363
Net Gains (Losses) on Securities	—	(34,788)	40

TOTAL NON-INTEREST INCOME	67,312	62,660	60,261

NON-INTEREST EXPENSE

Salaries and Employee Benefits	107,742	82,257	83,244
Occupancy, Furniture and Equipment Expense	19,634	14,944	14,467
FDIC Premiums	3,800	2,908	2,829
Data Processing Fees	17,579	12,243	11,112
Professional Fees	10,418	8,147	5,575
Advertising and Promotion	5,153	3,939	4,857
Intangible Amortization	10,148	2,032	2,840
Other Operating Expenses	27,475	19,907	19,573

TOTAL NON-INTEREST EXPENSE	201,949	146,377	144,497

Income before Income Taxes	140,070	104,099	103,647
Income Tax Expense	27,435	20,288	17,759

NET INCOME	$112,635	$83,811	$85,888

Basic Earnings per Share	$3.06	$2.83	$2.91
Diluted Earnings per Share	$3.06	$2.83	$2.91

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Comprehensive Income
Dollars in thousands

	Years Ended December 31,
	2025	2024	2023

NET INCOME	$112,635	$83,811	$85,888

Other Comprehensive Income (Loss):
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	70,415	(39,113)	58,769
Reclassification Adjustment for Gains Included in Net Income	—	34,788	(40)
Tax Effect	(14,885)	921	(12,351)
Net of Tax	55,530	(3,404)	46,378

Total Other Comprehensive Income (Loss)	55,530	(3,404)	46,378

COMPREHENSIVE INCOME	$168,165	$80,407	$132,266

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity
Dollars in thousands, except share and per share data

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, December 31, 2022	29,493,193	$29,493	$387,171	$405,167	$(263,438)	$558,393
Net Income				85,888		85,888
Other Comprehensive Income (Loss)					46,378	46,378
Cash Dividends ($1.00 per share)				(29,433)		(29,433)
Issuance of Common Stock for:
Restricted Share Grants	91,516	92	2,240			2,332

Balances, December 31, 2023	29,584,709	29,585	389,411	461,622	(217,060)	663,558
Net Income				83,811		83,811
Other Comprehensive Income (Loss)					(3,404)	(3,404)
Cash Dividends ($1.08 per share)				(31,845)		(31,845)
Issuance of Common Stock for:
Restricted Share Grants	92,384	92	2,855			2,947

Balances, December 31, 2024	29,677,093	29,677	392,266	513,588	(220,464)	715,067
Net Income				112,635		112,635
Other Comprehensive Income (Loss)					55,530	55,530
Cash Dividends ($1.16 per share)				(43,278)		(43,278)
Issuance of Common Stock for:
Acquisition of Heartland BancCorp	7,742,723	7,743	311,754			319,497
Restricted Share Grants	75,863	76	2,798			2,874
Balances, December 31, 2025	37,495,679	$37,496	$706,818	$582,945	$(164,934)	$1,162,325

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows
Dollars in thousands

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2025	2024	2023
Net Income	$112,635	$83,811	$85,888
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net Amortization on Securities	(1,685)	2,161	5,566
Depreciation and Amortization	18,714	9,277	9,560
Loans Originated for Sale	(171,177)	(134,521)	(106,781)
Proceeds from Sales of Loans Held-for-Sale	176,327	134,589	112,525
Provision for Credit Losses	19,425	2,775	2,550
Gain on Sale of Loans, net	(4,510)	(3,054)	(2,363)
Loss (Gain) on Securities, net	—	34,788	(40)
Gain on Sales of Other Real Estate and Repossessed Assets	31	(37)	(83)
Loss (Gain) on Disposition and Donation of Premises and Equipment	(36)	11	(547)
Gain on Debt Extinguishment	(692)	—	—
Loss (Gain) on Disposition of Land	(45)	—	(83)
Increase in Cash Surrender Value of Company Owned Life Insurance	(2,215)	(870)	(1,842)
Equity Based Compensation	2,874	2,947	2,332
Sale of Assets of German American Insurance	—	(36,507)	—
Change in Assets and Liabilities:
Interest Receivable and Other Assets	7,392	1,748	3,725
Interest Payable and Other Liabilities	2,278	(1,354)	(3,173)
Net Cash from Operating Activities	159,316	95,764	107,234

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls and Redemptions of Securities Available-for-Sale	565,795	356,471	287,084
Proceeds from Sales of Securities Available-for-Sale	206,875	404,103	114,259
Purchase of Securities Available-for-Sale	(620,316)	(722,304)	(183,302)
Proceeds from Redemption of Federal Home Loan Bank Stock	3,727	264	350
Purchase of Loans	—	—	(1,502)
Proceeds from Sales of Loans Held for Investment	2,391	—	—
Loans Made to Customers, net of Payments Received	(236,185)	(155,957)	(187,624)
Proceeds from Sales of Other Real Estate	17	70	108
Property and Equipment Expenditures	(5,315)	(5,047)	(5,745)
Proceeds from Sale of Land and Building	75	—	3,627
Proceeds from Sale of German American Insurance Assets	—	40,000	—
Acquisition of Heartland Bancorp	22,665	—	—
Net Cash from Investing Activities	(60,271)	(82,400)	27,255

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(69,762)	76,205	(96,782)
Change in Short-term Borrowings	(16,937)	(9,105)	(35,193)
Advances in Long-term Debt	25,000	75,000	25,000
Repayments of Long-term Debt	(64,478)	(50,157)	(132)
Dividends Paid	(43,278)	(31,845)	(29,433)
Net Cash from Financing Activities	(169,455)	60,098	(136,540)

Net Change in Cash and Cash Equivalents	(70,410)	73,462	(2,051)
Cash and Cash Equivalents at Beginning of Year	188,792	115,330	117,381
Cash and Cash Equivalents at End of Year	$118,382	$188,792	$115,330

Cash Paid During the Year for
Interest	$124,182	$99,057	$60,663
Income Taxes	18,925	17,823	15,375

Supplemental Non Cash Disclosures
Loans Transferred to Other Real Estate	$116	$—	$—
Reclass of Land & Buildings to Other Assets	—	—	691
Interest Rate Swap Fair Value Activity	(2,294)	(992)	(2,282)

See Note 20 (Business Combinations, Goodwill and Intangible Assets) regarding non-cash transactions included in the acquisition.

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 1 – Summary of Significant Accounting Policies

Description of Business and Basis of Presentation
For the year ended December 31, 2025 and the last 7 months of 2024, the operations of German American Bancorp, Inc. (the “Company”) were primarily comprised of two business segments: core banking, and wealth management services. Prior to June 1, 2024, the operations of the Company included three primary segments: core banking, wealth management services and insurance operations. The accounting and reporting policies of the Company and its subsidiaries conform to U.S. generally accepted accounting principles. The more significant policies are described below. The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. Certain prior year amounts have been reclassified to conform with current classifications. Reclassifications had no impact on shareholders’ equity or net income. To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Securities
Debt securities classified as available-for-sale are securities that the Company intends to hold for an indefinite period of time, but not necessarily until maturity. Held-to-maturity securities, when present, are carried at amortized cost. As of December 31, 2025, and 2024, the Company held no securities classified as held-to-maturity. Debt securities classified as available-for-sale include securities that management may use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or similar reasons. Securities classified as available-for-sale are reported at fair value with unrealized gains or losses included as a separate component of equity (other comprehensive income), net of tax.

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

Certain mortgage loans held for sale are sold on a servicing released basis while others are sold on a servicing retained basis. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaled $29,501 at December 31, 2025 and was reported in Accrued Interest Receivable and Other Assets on the Consolidated Balance Sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)
Allowance for Credit Losses - Loans
The allowance for credit losses (ACL) is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, and subsequent recoveries, if any, are credited to the ACL. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The Company records the changes in the allowance on loans through earnings as a “Provision for Credit Losses” in the Consolidated Statements of Income.

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

Loans that share common risk characteristics are evaluated collectively and the Company employs a methodology to estimate the allowance for these loans that evaluates both quantitative and qualitative factors. To evaluate quantitative factors for loans on a collective basis, the Company pools loans into portfolio segments that share similar risk characteristics. Pooled loan portfolio segments include commercial industrial loans, commercial real estate, agricultural loans, leases, home equity loans, consumer loans, credit cards and residential mortgage loans which are described in more detail below. For pooled loans, the Company utilizes a discounted cash flow (DCF) model to estimate the credit losses over the expected life of the loan.

The discounted cash flow approach estimates cash flows considering principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost and are adjusted for balances guaranteed by governmental entities. Estimated cash flows also reflect calculated probabilities of default, loss given default rates, and prepayment and curtailment estimates, as well as qualitative factors. The probability of default estimates are generated using a regression model that estimates the likelihood of a loan being charged-off during its life. The regression model uses combinations of variables to assess historical loss correlations to economic factors and these variables become model forecast inputs for economic factors that are updated in the model each period.

The Company utilizes and evaluates multiple economic scenarios from Moody’s that are designed to capture a range of supportable macroeconomic conditions, taking into consideration the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecasts for the current period are uploaded to the model, which targets certain forecasted macroeconomic factors, such as unemployment rate, value of construction, agriculture prices, housing price index, vacancy rates, debt service burden, and certain rate and market indices. To calculate the adequacy of the allowance, the Company weights differing scenarios, including a baseline scenario as well as two alternative scenarios. The Company determines the weighting of each scenario based upon historical trends and economic, monetary, and fiscal conditions within the Company’s footprint that could impact future credit losses.

Quantitative loss factors are also supplemented by certain qualitative risk factors reflecting management's view of how losses may vary from those represented by quantitative loss rates. The qualitative risk factors management considers include: changes in nature and volume of loan portfolio, concentrations of loans to specific industries, the volume and severity of delinquencies and adversely classified loan balances, and a number of other economic indicators. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change from period to period.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 1 – Summary of Significant Accounting Policies (continued)

As mentioned above, the allowance for credit losses is measured on a collective (pooled) basis when similar risk characteristics exist. The Company has identified the following loan portfolio segments as well as the risk characteristics of each portfolio listed below:

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

Mortgage Servicing Rights
When the Company sells mortgage loans with servicing retained, mortgage servicing rights (MSRs) are initially recorded at fair value with the income statement effect recorded through Net Gains on Sales of Loans. Capitalized MSRs are amortized over the period of estimated future servicing income of the underlying loan and are included in Other Operating Expense.

MSRs are assessed for impairment quarterly, based on fair value compared to carrying amount, with any impairment recognized through a valuation allowance to the extent that the fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. Changes in the valuation allowance are reported within Other Operating Expense on the Income Statement. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates. Impairment is determined by stratifying the MSRs into groupings based on predominant risk characteristics, such as loan type, term and interest rate as well as time period originated.

Servicing fee income is recorded for fees earned for servicing loans. Fees earned for servicing loans are based on a contractual percentage of the outstanding principal amount of the loan and are recorded as income when earned.

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

Other intangible assets consist of core deposit and acquired customer relationship intangible assets. They are initially measured at fair value and then are amortized over their estimated useful lives, which range from 7 to 8 years.

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

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold in the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as non-designated derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. It is the Company’s practice to enter into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to economically hedge the change in interest rates resulting from its commitments to fund the loans. The fair value of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair value of these derivatives are included in net gains on sales of loans.

Restrictions on Cash
At December 31, 2025 and 2024, the Company was not required to have balance on deposits with the Federal Reserve, or as cash on hand.

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

Recently Adopted Accounting Guidance
In March 2025, the FASB issued ASU 2025-02, “Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” to rescind the previously-issued interpretative guidance included within Staff Accounting Bulletin (“SAB”) No. 121 with respect to accounting for obligations to safeguard crypto assets that an entity holds for its customers. SAB 122 directs an entity to apply ASC 450-20, Loss Contingencies, to determine whether there is a liability related to risk of loss from such an obligation to safeguard crypto assets for its customers. This guidance is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. While the Company adopted this standard, it did not have an effect on the Company’s financial statements as the Company’s current operations do not include such safeguarding activities.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. Retrospective application is required. The Company adopted this standard and updated the segment disclosure. See Note 18 for additional information.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvement to Income Tax Disclosures”. This updated accounting guidance requires expanded income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. This guidance is effective for annual periods beginning after December 15, 2024 and will be applied on a prospective basis with the option to apply retrospectively. The Company retrospectively adopted this standard and updated the income tax footnote. See Note 11 for additional information.

Issued But Not Yet Effective
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

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”. This guidance amends how entities account for certain acquired loans under the current expected loss (CECL) model by expanding the "gross-up" approach to include purchased seasoned loans rather than only including purchased credit-deteriorated assets. The guidance also eliminates the double count of expected credit losses that previously occurred when purchased loans were recorded at fair value with a credit loss discount and then separately recognized through a provision to establish the credit loss allowance. This guidance is effective for annual reporting periods beginning after December 15, 2026 including interim periods within those years. Early adoption is permitted. The Company has not yet adopted ASU 2025-08. The Company expects the amendments to primarily affect the accounting for loans acquired in future business combinations or asset acquisitions.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 3 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of Securities Available-for-Sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2025
U.S. Treasury	$152,026	$64	$—	$152,090
Obligations of State and Political Subdivisions	603,528	822	(106,744)	497,606
MBS/CMO	795,574	4,714	(80,746)	719,542
US Gov’t Sponsored Entities & Agencies	314,604	853	(27,301)	288,156
Total	$1,865,732	$6,453	$(214,791)	$1,657,394

2024
U.S. Treasury	$110,813	$51	$—	$110,864
Obligations of State and Political Subdivisions	587,963	21	(124,815)	463,169
MBS/CMO	817,553	341	(115,715)	702,179
US Gov’t Sponsored Entities & Agencies	279,711	—	(38,636)	241,075
Total	$1,796,040	$413	$(279,166)	$1,517,287
All mortgage-backed securities in the above table (identified above and throughout this Note 3 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities at December 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Amortized Cost	Fair Value
Securities Available-for-Sale:
Due in one year or less	$154,385	$154,453
Due after one year through five years	10,867	10,758
Due after five years through ten years	62,323	56,986
Due after ten years	527,979	427,499
MBS/CMO	795,574	719,542
US Gov’t Sponsored Entities & Agencies	314,604	288,156
Total	$1,865,732	$1,657,394

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

	2025		2024	2023
Proceeds from the Sales of Securities are summarized below:	Available- for-Sale		Available- for-Sale	Available- for-Sale

Proceeds from Sales	$206,875	(1)	$404,103	$114,259
Gross Gains on Sales	—		614	346
Gross Losses on Sales	—		35,402	306

Income Taxes on Net Gains (Losses)	—		(7,305)	8
(1) No gains or losses were recognized on the sale of securities during 2025 as these securities were sold at time of acquisition and were recorded at fair value at the closing of the Heartland acquisition.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 3 – Securities (continued)

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $1,034,917 and $1,065,880 as of December 31, 2025 and 2024, respectively.

At year-end 2025 and 2024, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount great than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of December 31, 2025 and 2024, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025
Obligations of State and Political Subdivisions	$3,054	$(29)	$461,657	$(106,715)	$464,711	$(106,744)
MBS/CMO	38,024	(420)	463,315	(80,326)	501,339	(80,746)
US Gov’t Sponsored Entities & Agencies	6,793	(40)	171,247	(27,261)	178,040	(27,301)
Total	$47,871	$(489)	$1,096,219	$(214,302)	$1,144,090	$(214,791)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Obligations of State and Political Subdivisions	$13,249	$(231)	$445,264	$(124,584)	$458,513	$(124,815)
MBS/CMO	176,333	(2,461)	480,235	(113,254)	656,568	(115,715)
US Gov’t Sponsored Entities & Agencies	96,132	(2,989)	144,943	(35,647)	241,075	(38,636)
Total	$285,714	$(5,681)	$1,070,442	$(273,485)	$1,356,156	$(279,166)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. This evaluation process is applied to all types of securities held by the Company: obligations of state and political subdivisions, MBS/CMO and US gov't sponsored entities and agencies. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at December 31, 2025 and 2024 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. No allowance for credit losses for available-for-sale debt securities was needed at December 31, 2025 or 2024.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $9,239 at December 31, 2025 and $8,110 at December 31, 2024. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at December 31, 2025 and 2024. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. There was no additional impairment recognized through earnings during 2025 or 2024.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 4 – Derivatives
Interest Rate Swaps
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $126,573 at December 31, 2025 and $149,456 at December 31, 2024. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of December 31:

	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$126,573	$4,145	$149,456	$6,439
Included in Other Liabilities:
Interest Rate Swaps	$126,573	$4,212	$149,456	$6,476

The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Interest Rate Swaps:
Included in Other Income	$307	$651	$344

Mortgage Banking Derivatives
Commitments to fund certain mortgage loans (interest rate lock commitments) to be sold into the secondary market to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships.

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of December 31:

	2025		2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Lock Commitments	$18,047	$213	$—	$—
Included in Other Liabilities:
Interest Rate Lock Commitments	$11,000	$(31)	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 4 – Derivatives (continued)
The net gains (losses) relating to non-designated derivative instruments used for risk management are summarized below for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025	2024	2023
Interest Rate Lock Commitments:
Included in Net Gains on Sales of Loans	$(66)	$—	$—

NOTE 5 - Loans

Loans were comprised of the following classifications at December 31:

	2025	2024
Commercial:
Commercial and Industrial Loans	$761,167	$591,785
Commercial Real Estate Loans	3,142,472	2,224,872
Agricultural Loans	489,168	431,037
Leases	87,073	79,253
Retail:
Home Equity Loans	484,300	344,808
Consumer Loans	117,648	81,396
Credit Cards	28,067	22,668
Residential Mortgage Loans	774,553	357,448
Subtotal	5,884,448	4,133,267
Less: Unearned Income	(9,351)	(8,365)
Allowance for Credit Losses	(77,694)	(44,436)
Loans, net	$5,797,403	$4,080,466

The table above includes $89,134 and $11,178 of purchase credit deteriorated loans as of December 31, 2025 and 2024, respectively.

As further described in Note 20, during 2025 the Company acquired loans at fair value as part of a business combination. The table below summarizes the loans acquired on February 1, 2025.

	Acquired Loan Balance	Fair Value Discounts	Fair Value
Bank Acquisition	$1,569,036	$(65,658)	$1,503,378

The table below summarizes the remaining carrying amount of acquired loans included in the December 31, 2025 table above.

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Loan Balance	$125,463	$735,729	$41,074	$—	$23,476	$54,206	$—	$402,588	$1,382,536
Fair Value (Discount)/Premium	(2,774)	(13,961)	(578)	—	(147)	(881)	—	(32,404)	(50,745)

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
Allowance for Credit Losses for Loans:

The following tables present the activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2025, 2024 and 2023:

2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,271)	(1,655)	720	(284)	1,056	(24)	2,013	(7)
2/1/2025 Acquired Heartland PCD	5,246	7,675	3,352	—	20	11	—	199	16,503
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for Credit Losses	4,751	2,908	(3,460)	61	1,202	309	706	(3,245)	3,232
Loans Charged-off	(764)	(26)	—	—	(1,667)	(96)	(905)	(114)	(3,572)
Recoveries Collected	49	—	—	—	510	19	303	21	902
Total Ending Allowance Balance	$19,576	$40,626	$3,324	$1,178	$687	$4,065	$600	$7,638	$77,694

2024	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765
Provision (Benefit) for Credit Losses	(694)	120	1,086	51	962	424	786	40	2,775
Loans Charged-off	(223)	(308)	(8)	—	(1,511)	(170)	(681)	—	(2,901)
Recoveries Collected	55	83	2	—	517	108	32	—	797
Total Ending Allowance Balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436

2023	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$13,749	$21,598	$4,188	$209	$595	$1,344	$257	$2,228	$44,168
Provision (Benefit) for Credit Losses	(4,190)	4,305	(324)	137	919	551	563	589	2,550
Loans Charged-off	(1,792)	(56)	(27)	—	(1,309)	(94)	(455)	(58)	(3,791)
Recoveries Collected	154	76	—	—	554	33	18	3	838
Total Ending Allowance Balance	$7,921	$25,923	$3,837	$346	$759	$1,834	$383	$2,762	$43,765

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The following tables present the amortized cost basis of loans on non-accrual status and loans past due over 89 days still accruing as of December 31, 2025 and 2024:

December 31, 2025	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$308	$16,549	$—
Commercial Real Estate Loans	285	6,303	92
Agricultural Loans	1,197	3,123	—
Leases	—	—	—
Home Equity Loans	776	776	—
Consumer Loans	30	33	—
Credit Cards	148	148	—
Residential Mortgage Loans	1,471	2,387	—
Total	$4,215	$29,319	$92
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $29,319.

December 31, 2024	Non-Accrual With No Allowance for Credit Loss ⁽¹⁾	Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$1,346	$5,018	$—
Commercial Real Estate Loans	1,268	1,745	183
Agricultural Loans	655	765	5
Leases	—	—	—
Home Equity Loans	1,087	1,087	—
Consumer Loans	63	63	—
Credit Cards	54	54	—
Residential Mortgage Loans	1,977	2,202	—
Total	$6,450	$10,934	$188
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Non-Accrual loans totaling $10,934.

Interest income on non-accrual loans recognized during the years ended December 31, 2025 and 2024 totaled $521 and $291.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of December 31, 2025 and 2024:

December 31, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$8,348	$6,880	$400	$10,070	$25,698
Commercial Real Estate Loans	30,670	494	—	—	31,164
Agricultural Loans	2,958	279	—	633	3,870
Leases	—	—	—	—	—
Home Equity Loans	425	—	—	—	425
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	633	—	—	—	633
Total	$43,034	$7,653	$400	$10,703	$61,790

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)

December 31, 2024	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,986	$90	$—	$58	$6,134
Commercial Real Estate Loans	7,293	—	—	—	7,293
Agricultural Loans	2,777	263	—	—	3,040
Leases	—	—	—	—	—
Home Equity Loans	423	—	—	—	423
Consumer Loans	10	—	—	—	10
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	523	—	—	—	523
Total	$17,012	$353	$—	$58	$17,423

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of December 31, 2025 and 2024:

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$518	$1,600	$7,096	$9,214	$751,953	$761,167
Commercial Real Estate Loans	2,559	281	4,497	7,337	3,135,135	3,142,472
Agricultural Loans	875	—	1,124	1,999	487,169	489,168
Leases	—	—	—	—	87,073	87,073
Home Equity Loans	2,415	140	776	3,331	480,969	484,300
Consumer Loans	1,017	287	33	1,337	116,311	117,648
Credit Cards	222	105	148	475	27,592	28,067
Residential Mortgage Loans	9,383	2,751	2,142	14,276	760,277	774,553
Total	$16,989	$5,164	$15,816	$37,969	$5,846,479	$5,884,448

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial and Industrial Loans	$531	$36	$4,395	$4,962	$586,823	$591,785
Commercial Real Estate Loans	546	673	1,368	2,587	2,222,285	2,224,872
Agricultural Loans	241	—	428	669	430,368	431,037
Leases	—	—	—	—	79,253	79,253
Home Equity Loans	1,515	544	1,087	3,146	341,662	344,808
Consumer Loans	185	194	63	442	80,954	81,396
Credit Cards	398	98	54	550	22,118	22,668
Residential Mortgage Loans	5,744	3,644	2,035	11,423	346,025	357,448
Total	$9,160	$5,189	$9,430	$23,779	$4,109,488	$4,133,267

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications in 2025 or 2024 resulted in the permanent reduction of the amortized cost in the loan.

At December 31, 2025 and 2024, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the year ended December 31, 2025 and 2024 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The following table presents the risk category of loans and current period gross charge-offs as of December 31, 2025 by loan class and vintage year:

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$139,921	$105,911	$64,427	$77,540	$52,599	$45,106	$231,427	$716,931
Special Mention	1,171	714	2,077	1,221	286	2,046	5,364	12,879
Substandard	277	1,628	3,081	5,983	4,394	11,510	4,484	31,357
Doubtful	—	—	—	—	—	—	—	—
Total Commercial and Industrial Loans	$141,369	$108,253	$69,585	$84,744	$57,279	$58,662	$241,275	$761,167

Current Period Gross Charge-Offs	$—	$306	$—	$138	$—	$77	$243	$764

Commercial Real Estate:
Risk Rating
Pass	$455,803	$435,591	$385,103	$515,257	$443,780	$774,987	$36,077	$3,046,598
Special Mention	220	2,448	17,816	3,173	7,879	22,681	783	55,000
Substandard	68	12	865	2,861	8,948	28,120	—	40,874
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$456,091	$438,051	$403,784	$521,291	$460,607	$825,788	$36,860	$3,142,472

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$26	$—	$26

Agricultural:
Risk Rating
Pass	$54,791	$35,843	$33,138	$45,677	$29,011	$126,308	$118,304	$443,072
Special Mention	4,683	1,974	2,823	2,138	3,183	11,842	12,510	39,153
Substandard	—	437	832	64	101	4,526	983	6,943
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$59,474	$38,254	$36,793	$47,879	$32,295	$142,676	$131,797	$489,168

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$33,383	$24,235	$19,668	$4,356	$2,064	$3,367	$—	$87,073
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$33,383	$24,235	$19,668	$4,356	$2,064	$3,367	$—	$87,073

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
As of December 31, 2024, the risk category of loans by class of loans is as follows:

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential, home equity and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity as well as the current period gross charge-offs for the periods ended December 31, 2025 and 2024.

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$58,703	$28,540	$13,023	$5,094	$3,489	$2,434	$6,332	$117,615
Nonperforming	—	27	—	6	—	—	—	33
Total Consumer Loans	$58,703	$28,567	$13,023	$5,100	$3,489	$2,434	$6,332	$117,648

Current Period Gross Charge-Offs	$1,502	$51	$66	$30	$15	$3	$—	$1,667

Home Equity:
Payment performance
Performing	$315	$1,706	$1,495	$3,900	$1,294	$4,672	$470,142	$483,524
Nonperforming	—	—	198	251	85	86	156	776
Total Home Equity Loans	$315	$1,706	$1,693	$4,151	$1,379	$4,758	$470,298	$484,300

Current Period Gross Charge-Offs	$—	$—	$—	$68	$25	$3	$—	$96

Residential Mortgage:
Payment performance
Performing	$78,420	$83,687	$99,058	$188,414	$142,032	$180,555	$—	$772,166
Nonperforming	—	335	148	228	502	1,174	—	2,387
Total Residential Mortgage Loans	$78,420	$84,022	$99,206	$188,642	$142,534	$181,729	$—	$774,553

Current Period Gross Charge-Offs	$—	$—	$77	$—	$37	$—	$—	$114

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
The following table presents the amortized cost in residential, home equity and consumer loans based on payment activity for the period ended December 31, 2024.

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
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in retail loans based on payment activity:

Credit Cards	December 31, 2025	December 31, 2024

Performing	$27,919	$22,614
Nonperforming	148	54
Total	$28,067	$22,668

The following table presents loans purchased and/or sold during the year by portfolio segment:

	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
December 31, 2025
Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	2,391	—	—	—	—	—	2,391

December 31, 2024
Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 5 – Loans (continued)
Certain directors, executive officers, and principal shareholders of the Company, including their immediate families and companies in which they are principal owners, were loan customers of the Company during 2025. A summary of the activity of these loans follows:

Balance January 1, 2025	Additions	Changes in Persons or Interests Included	Deductions		Balance December 31, 2025
			Collected	Charged-off

$35,196	$4,518	$1,527	$(7,459)	$—	$33,782

NOTE 6 – Premises, Furniture, and Equipment

Premises, furniture, and equipment was comprised of the following classifications at December 31:

	2025	2024

Land	$37,330	$27,026
Buildings and Improvements	137,411	108,057
Furniture and Equipment	53,312	48,347
Total Premises, Furniture and Equipment	228,053	183,430
Less: Accumulated Depreciation	(89,052)	(79,385)
Total	$139,001	$104,045
Depreciation expense was $8,983, $6,882 and $6,570 for 2025, 2024 and 2023, respectively.

NOTE 7 - Deposits

At year end 2025, stated maturities of time deposits were as follows:

2026	$1,074,869
2027	106,847
2028	95,769
2029	7,670
2030	4,354
Thereafter	28
Total	$1,289,537
Time deposits and brokered certificates of deposit exceeding the FDIC insurance limit of $250 at December 31, 2025 and 2024 were $448,699 and $353,961, respectively.

Time deposits originated from outside the geographic area, generally through brokers, totaled $37,358 and $4,713 at December 31, 2025 and 2024, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2025 and 2024 were $105,902 and $64,352, respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 8 – FHLB Advances and Other Borrowings
The Company’s funding sources include Federal Home Loan Bank advances, borrowings from other third party correspondent financial institutions, issuance and sale of subordinated debt and other capital securities, and repurchase agreements. Information regarding each of these types of borrowings or other indebtedness is as follows:

	December 31,
	2025		2024
	Principal	Unamortized Discount and Debt Issuance Costs	Principal	Unamortized Discount and Debt Issuance Costs
Long-term Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	$100,000	$—	$75,000	$—
Junior Subordinated Debentures assumed from American Community Bancorp, Inc.	8,248	(1,423)	8,248	(1,573)
Junior Subordinated Debentures assumed from River Valley Bancorp, Inc.	7,217	(766)	7,217	(871)
Junior Subordinated Debentures assumed from Citizens First Corporation	5,155	(722)	5,155	(787)
Junior Subordinated Debentures assumed from Citizens Union Bancorp of Shelbyville, Inc.	20,600	(1,615)	20,600	(1,751)
Subordinated Debentures	—	—	40,000	(372)
Finance Lease Obligation	2,137	—	2,403	—
Long-term Borrowings	143,357	(4,526)	158,623	(5,354)

Overnight Variable Rate Advances from Federal Home Loan Bank collateralized by qualifying mortgages, investment securities, and mortgage-backed securities	—	—	—	—
Federal Funds Purchased	—	—	—	—
Repurchase Agreements	43,852	—	56,862	—
Short-term Borrowings	43,852	—	56,862	—

Total Borrowings	$187,209	$(4,526)	$215,485	$(5,354)
Repurchase agreements, which are classified as secured borrowings, generally mature within one day of the transaction date. Repurchase agreements are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the value of the underlying securities.

	2025	2024
Average Daily Balance During the Year	$37,573	$47,187
Average Interest Rate During the Year	0.94%	1.50%
Maximum Month-end Balance During the Year	$47,488	$68,228
Weighted Average Interest Rate at Year-end	0.81%	1.27%

At December 31, 2025, interest rates on long-term FHLB Advances ranged from 3.43% to 3.99% with a weighted average rate of 3.67%. At December 31, 2024, interest rates on long-term FHLB Advances ranged from 3.54% to 3.99% with a weighted average rate of 3.75%. At December 31, 2025 and 2024, the Company had no advances containing options whereby the FHLB may convert a fixed rate advance to an adjustable rate advance.

At December 31, 2024, the Company had outstanding $39,628, in aggregate principal amount, a 4.50% Fixed-to-Floating Rate Subordinated Notes due 2029 (the “2029 Notes”). The 2029 Notes were redeemed in their entirety on December 30, 2025, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest. Prior to June 30, 2024, the interest rate on the 2029 Notes was fixed at an annual rate of 4.50%, payable semi-annually in arrears. From and including June 30, 2024 to but excluding the redemption date, the interest rate was reset quarterly to a rate per annum equal to the then-current three-month CME Term SOFR, plus the applicable spread adjustment of 0.26161% percent, plus 2.68% percent.

On September 15, 2025, the Company redeemed its 5.0% Fixed-to-Floating Rate Subordinated Notes due 2030 (the “2030 Notes”), outstanding in the aggregate principal amount of $24.3 million, at a redemption price equal to 100% of the principal

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 8 - FHLB Advances and Other Borrowings (continued)

amount, plus accrued and unpaid interest. The 2030 Notes were acquired through the acquisition of Heartland BancCorp in February 2025.

While portions of the 2029 Notes and 2030 Notes qualified as Tier 2 capital for regulatory capital purposes, the redemptions did not have a material impact on the capital ratios of the Company or the Bank.

At December 31, 2025, the parent company had a $15 million line of credit with U.S. Bank National Association, which had no outstanding balance. The line of credit matures September 23, 2026. Interest on the line of credit is based upon one-month Term SOFR plus 2.10%.

At December 31, 2025, scheduled principal payments on long-term borrowings, excluding the capitalized lease obligation and acquired subordinated debentures (which are discussed below) are as follows:

2026	$—
2027	—
2028	—
2029	75,000
2030	25,000
Thereafter	—
Total	$100,000

The Company assumed the obligations of junior subordinated debentures through the acquisitions of American Community Bancorp, Inc., River Valley Bancorp, Citizens First Corporation and Citizens Union Bancorp of Shelbyville, Inc. The junior subordinated debentures were issued to ACB Capital Trust I, ACB Capital Trust II, RIVR Statutory Trust I, Citizens First Statutory Trust I, CUB Capital Trust I and CUB Capital Trust II. The trusts are wholly owned by the Company. In accordance with accounting guidelines, the trusts are not consolidated with the Company’s financials, but rather the subordinated debentures are shown as borrowings. The Company guarantees payment of distributions on the trust preferred securities issued by the various trusts. Interest is payable on a quarterly basis. These securities qualify as Tier 1 capital (with certain limitations) for regulatory purposes. $35,733 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2025. $35,281 of the junior subordinated debentures were treated as Tier 1 capital for regulatory capital purposes as of December 31, 2024. As a result of the acquisitions, these liabilities were recorded at fair value at the acquisition date with the discount amortizing into interest expense over the life of the liability, ultimately accreting to the issuance amount disclosed below.

The following table summarizes the terms of each issuance:

	Date of Issuance	Issuance Amount	Carrying Amount at December 31, 2025	Variable Rate (1)	Rate as of December 31, 2025	Rate as of December 31, 2024	Maturity Date
ACB Trust I	5/6/2005	$5,155	$4,289	3-Month SOFR + 2.15%	6.08%	6.74%	May 2035
ACB Trust II	7/15/2005	3,093	2,536	3-Month SOFR + 1.85%	5.99%	6.63%	July 2035
RIVR Statutory Trust I	3/26/2003	7,217	6,451	3-Month SOFR + 3.15%	7.10%	7.74%	March 2033
Citizens First Statutory Trust I	10/16/2006	5,155	4,433	3-Month SOFR +1.65%	5.90%	6.50%	January 2037
CUB Capital Trust I	10/21/2004	10,310	9,741	3-Month SOFR +2.00%	6.14%	6.78%	November 2034
CUB Capital Trust II	8/17/2005	10,310	9,244	3-Month SOFR +1.50%	5.67%	6.42%	October 2035
(1)    “3-Month SOFR” refers to the three-month CME Term SOFR, which became effective following the first London banking day after June 30, 2023, plus the applicable spread adjustment of 0.26161% percent.

NOTE 9 - Shareholders’ Equity

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Shareholders’ Equity (continued)
Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. At December 31, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications, including well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

At December 31, 2025, consolidated and bank actual capital and minimum required levels are presented below:

	Actual:		Minimum Required For Capital Adequacy Purposes:		Minimum Required To Be Well-Capitalized Under Prompt Corrective Action Regulations:
	Amount	Ratio	Amount	Ratio ⁽¹⁾	Amount	Ratio
Total Capital (to Risk Weighted Assets)
Consolidated	$1,024,473	14.93%	$548,951	8.00%	N/A	N/A
Bank	945,643	13.80	548,089	8.00	$685,111	10.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	$963,391	14.04%	$411,713	6.00%	N/A	N/A
Bank	884,561	12.91	411,067	6.00	$548,089	8.00%

Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	$927,658	13.52%	$308,785	4.50%	N/A	N/A
Bank	884,561	12.91	308,300	4.50	$445,322	6.50%

Tier 1 (Core) Capital (to Average Assets)
Consolidated	$963,391	11.54%	$333,993	4.00%	N/A	N/A
Bank	884,561	10.61	333,489	4.00	$416,862	5.00%
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

The Company and the Bank at year end 2025 and 2024 were categorized as well-capitalized. There have been no conditions or events that management believes has changed the classification of the Bank under the prompt corrective action regulations since the last notification from regulators. Regulations require the maintenance of certain capital levels at the Bank, and may limit the dividends payable by the affiliate to the holding company, or by the holding company to its shareholders. At December 31, 2025 the Bank had approximately $145,000 in retained earnings available for payment of dividends to the parent company without prior regulatory approval.

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

Stock Options

Options may be designated as incentive stock options or as nonqualified stock options. While the date after which options are first exercisable is determined by the appropriate committee of the Board of Directors of the Company (the “Committee”) or, in the case of options granted to directors, by the Board of Directors, no stock option may be exercised after ten years from the

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 9 – Shareholders’ Equity (continued)
date of grant. The exercise price of stock options granted pursuant to the plan must be no less than the market value of the common stock on the date of the grant.

In addition to paying the exercise price for options in cash, the Committee, in its sole discretion, may allow an optionee to tender outstanding common shares as payment of the exercise price. Any common shares delivered by an optionee in connection with the exercise of an option award must have been owned by the optionee for at least six months as of the date of delivery. Shares used to satisfy the exercise price of an option are valued at their fair market value on the date of exercise.

The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of common stock as of the reporting date.

During 2025, 2024 and 2023, the Company granted no options, and recorded no stock compensation expense related to option grants. The Company recorded no other stock compensation expense applicable to options during the years ended December 31, 2025, 2024 and 2023.

Restricted Stock

During the periods presented, awards of long-term incentives were granted in the form of restricted stock. Awards granted under the management incentive plan are granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in three annual installments. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant.

The following table presents expense recorded for restricted stock and cash entitlements as well as the related tax effect for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023

Restricted Stock Expense	$3,274	$3,190	$2,345
Cash Entitlement Expense	760	761	750
Tax Effect	(1,046)	(1,025)	(803)
Net of Tax	$2,988	$2,926	$2,292
Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $3,771, $3,516, and $3,519 as of December 31, 2025, 2024, and 2023, respectively.

The following table presents information on restricted stock grants outstanding for the period shown:

	Year Ended December 31, 2025
	Restricted Shares	Weighted Average Market Price at Grant

Outstanding at Beginning of Period	134,680	$32.80
Granted	92,184	38.87
Vested	(77,246)	33.37
Forfeited and Tendered	(16,321)	34.47
Outstanding at End of Period	133,297	35.78

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

In 2025, the Company recorded $37 of expense, $28 net of tax, for the 2019 ESPP. In 2024, the Company recorded $22 of expense, $17 net of tax, for the 2019 ESPP. In 2023, the Company recorded $29 of expense, $22 net of tax, for the 2019 ESPP. There was no unrecognized compensation expense as of December 31, 2025, 2024 and 2023 for the 2019 ESPP.

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

NOTE 10 - Employee Benefit Plans

The Company provides a contributory trusteed 401(k) deferred compensation and profit sharing plan, which covers substantially all employees. The Company agrees to match certain employee contributions under the 401(k) portion of the plan, while profit sharing contributions are discretionary and are subject to determination by the Board of Directors. Company contributions were $2,871, $2,381, and $2,356 for 2025, 2024, and 2023, respectively.

The Company self-insures employee health benefits. Stop loss insurance covers annual losses exceeding $175 per covered family. Management’s policy is to establish a reserve for claims not submitted by a charge to earnings based on prior experience. Charges to earnings were $8,797, $7,303, and $7,227 for 2025, 2024, and 2023, respectively.

The Company maintains deferred compensation plans for the benefit of certain directors and officers. Under the plans, the Company agrees in return for the directors and officers deferring the receipt of a portion of their current compensation, to pay a retirement benefit computed as the amount of the compensation deferred plus accrued interest at a variable rate. Accrued benefits payable totaled $2,745 and $2,485 at December 31, 2025 and 2024, respectively. Deferred compensation expense was $161, $81, and $261 for 2025, 2024, and 2023, respectively. In conjunction with the plans, the Company purchased life insurance on certain directors and officers.

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

Changes in Accumulated Postretirement Benefit Obligations:	2025	2024
Obligation at the Beginning of Year	$1,534	$1,747
Unrecognized Loss (Gain)	753	(240)

Components of Net Periodic Postretirement Benefit Cost
Service Cost	106	118
Interest Cost	79	77

Net Expected Benefit Payments	(113)	(168)
Amendments	—	—
Obligation at End of Year	$2,359	$1,534

Components of Postretirement Benefit Expense:	2025	2024	2023
Service Cost	$106	$118	$101
Interest Cost	79	77	71
Amortization of Prior Service Costs	(3)	(3)	(3)
Amortization of Unrecognized Net (Gain) Loss	19	46	32
Net Postretirement Benefit Expense	201	238	201

Net Gain (Loss) During Period Recognized in Other Comprehensive Income (Loss)	737	(283)	158

Total Recognized in Net Postretirement Benefit Expense and Other Comprehensive Income	$938	$(45)	$359

Assumptions Used to Determine Net Periodic Cost and Benefit Obligations:	2025	2024	2023
Discount Rate	5.06%	5.30%	4.64%

Assumed Health Care Cost Trend Rates at Year-end:	2025	2024
Health Care Cost Trend Rate Assumed for Next Year	8.00%	7.50%
Rate that the Cost Trend Rate Gradually Declines to	4.50%	4.50%
Year that the Rate Reaches the Rate it is Assumed to Remain at	2040	2031

Contributions
The Company expects to contribute $170 to its postretirement medical and life insurance plan in 2026.

Estimated Future Benefits

The following postretirement benefit payments, which reflect expected future service, are expected to be paid:

2026	$170
2027	167
2028	177
2029	200
2030	240
2031-2035	1,367

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 - Income Taxes

The provision for income taxes consists of the following:

	2025	2024	2023

Current Federal	$17,453	$17,521	$13,067
Current State	1,723	3,306	1,934
Deferred Federal	7,126	(766)	2,602
Deferred State	1,133	227	156
Total Income Tax Expense from Continuing Operations	$27,435	$20,288	$17,759

Effective tax rates differ from the federal statutory rate of 21% for 2025, 2024 and 2023 applied to income before income taxes due to the following:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal Statutory Income Tax	$29,415	21.00%	$21,861	21.00%	$21,766	21.00%
Effect of:
State and Local Income Tax, Net of Federal Tax Effect*	2,256	1.61	2,782	2.67	1,651	1.59
Tax Credits:
General Business Tax Credits, Net of Amortization	(40)	(0.03)	(54)	(0.05)	(27)	(0.03)
Nontaxable or Nondeductible Items:
Income from Tax-exempt Loans and Investments, Net of Interest Expense Disallowance	(3,842)	(2.74)	(4,008)	(3.85)	(4,951)	(4.78)
Other Differences	(354)	(0.25)	(293)	(0.28)	(680)	(0.65)
Total Income Taxes	$27,435	19.59%	$20,288	19.49%	$17,759	17.13%
*State taxes in Indiana and Kentucky made up the majority (greater than 50 percent) of the tax effect in this category.

The Company does not have income from foreign sources and therefore does not have any foreign income tax.

Income taxes paid were as follows, net of refunds:

	2025	2024

Federal	$16,550	$14,823
State and Local
Indiana	1,900	1,430
Kentucky	375	1,450
All Other States	100	120
Total Taxes Paid	$18,925	$17,823

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)
The net deferred tax asset/(liability) at December 31 consists of the following:

	2025	2024
Deferred Tax Assets:
Allowance for Credit Losses	$18,805	$11,088
Lease Liability (Operating Leases)	1,372	1,121
Unrealized Loss on Securities	43,915	58,803
Deferred Compensation and Employee Benefits	1,055	933
Other-than-temporary Impairment	239	246
Accrued Expenses	1,504	1,248
Business Combination Fair Value Adjustments	11,391	—
Pension and Postretirement Plans	182	182
Other Real Estate Owned	40	41
Non-Accrual Loan Interest Income	472	355
Net Operating Loss Carryforward	3,101	488
Other	1,679	1,046
Total Deferred Tax Assets	83,755	75,551
Deferred Tax Liabilities:
Depreciation	(5,516)	(3,095)
Leasing Activities, Net	(15,208)	(13,039)
FHLB Stock Dividends	(442)	(432)
Prepaid Expenses	(358)	(136)
Intangibles	(9,660)	(2,061)
Deferred Loan Fees	(1,058)	(996)
Mortgage Servicing Rights	(1,088)	(44)
Right of Use Asset (Operating Leases)	(1,321)	(1,080)
Business Combination Fair Value Adjustments	—	(640)
Other	(976)	(1,198)
Total Deferred Tax Liabilities	(35,627)	(22,721)
Valuation Allowance	—	—
Net Deferred Tax Asset/(Liability)	$48,128	$52,830
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

Retained earnings at December 31, 2025, include approximately $5,095 for which no provision for federal income taxes has been made. This amount represents allocations of income for allowable bad debt deductions. Reduction of amounts so allocated for purposes other than tax bad debt losses will create taxable income, which will be subject to the then current corporate income tax rate. It is not contemplated that amounts allocated to bad debt deductions will be used in any manner to create taxable income. The unrecorded deferred income tax liability on the above amount at December 31, 2025 was approximately $1,070.

As of December 31, 2025, the Company had Federal net operating loss carryforwards of $13,041 that do not expire and Kentucky net operating loss carryforwards of $8,666, which expire in years ranging from 2030 through 2040. These net operating loss carryforwards are expected to be fully utilized before their expiration dates.

Unrecognized Tax Benefits
The Company had no unrecognized tax benefits as of December 31, 2025, 2024, and 2023, and did not recognize any increase in unrecognized benefits during 2025 relative to any tax positions taken in 2025. Should the accrual of any interest or penalties

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 11 – Income Taxes (continued)
relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax expense accounts; no such accruals existed as of December 31, 2025, 2024, and 2023. The Company and its corporate subsidiaries file a consolidated U.S. Federal income tax return, which is subject to examination for all years after 2021. The Company and its corporate subsidiaries file combined/unitary returns in various states, which are subject to examination for all years after 2021.

NOTE 12 - Revenue Recognition

The following table presents non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), for the years ended December 31, 2025, 2024 and 2023. Trust and investment product fees are included in the wealth management services segment while insurance revenues are included in the insurance segment. All other revenue streams are primarily included in the banking segment.

	Years Ended December 31,
Non-interest Income	2025	2024	2023
In-Scope of Topic 606:
Wealth Management Fees	$16,808	$14,416	$11,711
Service Charges on Deposit Accounts	15,083	12,669	11,538
Insurance Revenues	—	4,384	9,596
Interchange Fee Income	19,598	17,125	17,452
Other Operating Income:
ATM Fees	1,299	1,197	1,185
Wire Transfer Fees	931	709	696
Other (1)	1,387	1,100	1,251
Non-interest Income (in-scope of Topic 606)	55,106	51,600	53,429
Non-interest Income (out-of-scope of Topic 606)	12,206	11,060	6,832
Total Non-interest Income	$67,312	$62,660	$60,261
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $1.3 million, $1.1 million, and $1.2 million for the years ended December 31, 2025, 2024, and 2023, respectively, all of which are within scope of ASC 606.

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 13 – Per Share Data
The computation of Basic Earnings per Share and Diluted Earnings per Share are provided below:

	2025	2024	2023
Basic Earnings per Share:
Net Income	$112,635	$83,811	$85,888
Weighted Average Shares Outstanding	36,796,342	29,656,416	29,557,567

Basic Earnings per Share	$3.06	$2.83	$2.91

Diluted Earnings per Share:
Net Income	$112,635	$83,811	$85,888

Weighted Average Shares Outstanding	36,796,342	29,656,416	29,557,567
Potentially Dilutive Shares, Net	—	—	—
Diluted Weighted Average Shares Outstanding	36,796,342	29,656,416	29,557,567

Diluted Earnings per Share	$3.06	$2.83	$2.91

There were no anti-dilutive shares at December 31, 2025, 2024, and 2023. There were no stock options outstanding at December 31, 2025, 2024 and 2023. Restricted stock units are participating shares and included in outstanding shares for purposes of the calculation of earnings per share.

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

The components of lease expense were as follows:

	December 31, 2025	December 31, 2024
Finance Lease Cost:
Amortization of Right-of-Use Assets	$210	$210
Interest on Lease Liabilities	252	280
Operating Lease Cost	1,701	1,319
Short-term Lease Cost	—	—
Total Lease Cost	$2,163	$1,809
The weighted average lease term and discount rates were as follows:

	December 31, 2025	December 31, 2024
Weighted Average Remaining Lease Term:
Finance Leases	6 years	7 years
Operating Leases	5 years	6 years

Weighted Average Discount Rate:
Finance Leases	11.30%	11.34%
Operating Leases	3.27%	3.10%

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 14 – Leases (continued)

Supplemental balance sheet information related to leases were as follows:

	December 31, 2025	December 31, 2024

Finance Leases
Premises, Furniture and Equipment, Net	$1,228	$1,438
Other Borrowings	$2,137	$2,403

Operating Leases
Operating Lease Right-of-Use Assets	$5,584	$4,315
Operating Lease Liabilities	$5,764	$4,484

Supplemental cash flow information related to leases were as follows:

	December 31, 2025	December 31, 2024
Cash Paid for Amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$252	$280
Operating Cash Flows from Operating Leases	1,687	1,307
Financing Cash Flows from Finance Leases	289	261

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	December 31, 2025
	Finance Leases	Operating Leases

Year 1	$519	$1,546
Year 2	486	1,279
Year 3	438	871
Year 4	438	663
Year 5	438	426
Thereafter	633	1,634
Total Lease Payments	2,952	6,419
Less Imputed Interest	(815)	(655)
Total	$2,137	$5,764

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 15 – Commitments and Off-balance Sheet Items (continued)

Commitments and contingent liabilities are summarized as follows, at December 31:

	2025		2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to Fund Loans:
Consumer Lines	$16,377	$971,533	$19,477	$734,821
Commercial Operating Lines	124,804	826,030	83,754	544,757
Residential Mortgages	1,897	480	13,602	525
Total Commitments to Fund Loans	$143,078	$1,798,043	$116,833	$1,280,103

Commitments to Sell Loans:
Mandatory	$7,046	$—	$2,715	$—
Non-mandatory	$—	$—	$6,043	$—

Standby Letters of Credit	$2,152	$15,589	$2,170	$12,586

The fixed rate commitments to fund loans have interest rates ranging from 2.00% to 24.00% and maturities ranging from less than 1 year to 36 years. Since many commitments to make loans expire without being used, these amounts do not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower, and may include accounts receivable, inventory, property, land, and other items.

The Company maintains an allowance for credit losses on unfunded loan commitments to provide for the risk of loss inherent in these arrangements. The allowance is computed using a methodology similar to that used to determine the allowance for credit losses on loans, modified to take into account the probability of a drawdown on the commitment. The allowance for credit losses on unfunded loan commitments is classified as a liability account on the balance sheet within accrued interest payable and other liabilities which totaled $1,054 and $586 for December 31, 2025 and 2024, respectively.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At December 31, 2025, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

Mortgage Servicing Rights (MSR): On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount exceeds fair value, impairment is determined and recorded. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates stratifying the MSRs into groupings based on predominant risk characteristics, such as loan type, term and interest rate as well as time period originated.

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
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)
Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$152,090	$—	$—	$152,090
Obligations of State and Political Subdivisions	—	497,606	—	497,606
MBS/CMO	—	719,542	—	719,542
US Gov’t Sponsored Entities & Agencies	—	288,156	—	288,156
Total Securities	$152,090	$1,505,304	$—	$1,657,394

Loans Held-for-Sale	$—	$7,817	$—	$7,817

Mortgage Servicing Rights	$—	$4,544	$—	$4,544

Derivative Assets	$—	$4,145	$—	$4,145

Derivative Liabilities	$—	$4,212	$—	$4,212

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$110,864	$—	$—	$110,864
Obligations of State and Political Subdivisions	—	463,169	—	$463,169
MBS/CMO	—	702,179	—	$702,179
US Gov’t Sponsored Entities & Agencies	—	241,075	—	241,075
Total Securities	$110,864	$1,406,423	$—	$1,517,287

Loans Held-for-Sale	$—	$8,239	$—	$8,239

Mortgage Servicing Rights	$—	$179	$—	$179

Derivative Assets	$—	$6,439	$—	$6,439

Derivative Liabilities	$—	$6,476	$—	$6,476

As of December 31, 2025 and 2024, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale were as follows:

	2025	2024
Aggregate Fair Value	$7,817	$8,239
Contractual Balance	7,660	8,111
Gain (Loss)	157	128

The total amount of gains(losses) from changes in fair value included in earnings for the years ended December 31, 2025, 2024 and 2023 for loans held for sale were $29, $27, and $(25), respectively.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2025 and 2024:

	Obligations of State and Political Subdivisions		MBS/CMO
	2025	2024	2025	2024
Balance of Recurring Level 3 Assets at January 1	$—	$75	$—	$984
Total Gains (Losses) Included in Other Comprehensive Income	—	2	—	69
Maturities / Calls	—	(15)	—	—
Transfers out of Level 3	—	(62)	—	(1,053)
Balance of Recurring Level 3 Assets at December 31	$—	$—	$—	$—

Of the total gain/loss included in earnings for the years ended December 31, 2025 and 2024, $0 and $56 was attributable to other changes in fair value, respectively.

As of December 31, 2024, one MBS/CMO Security with a fair value of $1,053 and one Obligation of State and Political Subdivisions security with a fair value of $62 were transferred from Level 3 to Level 2 because observable market data became available.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$14,914	$14,914
Commercial Real Estate Loans	—	—	23,698	23,698
Agricultural Loans	—	—	2,544	2,544
Consumer Loans	—	—	—	—
Home Equity Loans	—	—	330	330
Residential Mortgage Loans	—	—	366	366

	Fair Value Measurements at December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$3,695	$3,695
Commercial Real Estate Loans	—	—	1,402	1,402
Agricultural Loans	—	—	1,910	1,910
Consumer Loans	—	—	10	10
Home Equity Loans	—	—	328	328
Residential Mortgage Loans	—	—	303	303

There was no Other Real Estate carried at fair value less costs to sell at December 31, 2025 and 2024. No charge to earnings was included in the years ended December 31, 2025 and 2024.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2025 and 2024:

December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Collateral Dependent Loans - Commercial and Industrial Loans	$14,914	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7% - 100% (69%)
Collateral Dependent Loans - Commercial Real Estate Loans	$23,698	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 100% (89%)
Collateral Dependent Loans - Agricultural Loans	$2,544	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10% - 53% (37%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0% - 0% (0%)
Collateral Dependent Loans - Home Equity Loans	$330	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$366	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% -20% (20%)

December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Collateral Dependent Loans - Commercial and Industrial Loans	$3,695	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 88% (53%)
Collateral Dependent Loans - Commercial Real Estate Loans	$1,402	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 68% (46%)
Collateral Dependent Loans - Agricultural Loans	$1,910	Sales comparison approach	Adjustment for physical condition of comparable properties sold	30% - 100% (57%)
Collateral Dependent Loans - Consumer Loans	$10	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Home Equity Loans	$328	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$303	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20% - 20% (20%)

The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ending December 31, 2025 and 2024. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$118,382	$71,428	$46,954	$—	$118,382
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,755,551	—	—	5,702,933	5,702,933
Accrued Interest Receivable	38,997	—	9,496	29,501	38,997
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,700,205)	(5,700,205)	—	—	(5,700,205)
Time Deposits	(1,289,537)	—	(1,286,002)	—	(1,286,002)
Short-term Borrowings	(43,852)	—	(43,852)	—	(43,852)
Long-term Debt	(138,831)	—	(102,892)	(34,126)	(137,018)
Accrued Interest Payable	(10,243)	—	(9,925)	(318)	(10,243)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 16 – Fair Value (continued)

		Fair Value Measurements at December 31, 2024 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$188,792	$69,249	$119,543	$—	$188,792
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	4,072,818	—	—	3,993,595	3,993,595
Accrued Interest Receivable	31,280	—	8,499	22,781	31,280
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(4,412,474)	(4,412,474)	—	—	(4,412,474)
Time Deposits	(916,601)	—	(911,059)	—	(911,059)
Short-term Borrowings	(56,862)	—	(56,862)	—	(56,862)
Long-term Debt	(153,269)	—	(77,591)	(75,210)	(152,801)
Accrued Interest Payable	(8,468)	—	(8,116)	(352)	(8,468)

NOTE 17 - Loan Servicing

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end are as follows:

	2025	2024
Mortgage loan portfolios serviced for:
FHLB	$84,942	$25,401
FHLMC	348,750	—
FNMA	1,651	1,897

Custodial escrow balances maintained in connection with serviced loans were $1,110 and $234 at year-end 2025 and 2024, respectively.

Activity for loan servicing rights and the related valuation allowance follows:

	2025	2024
Loan Servicing Rights:
Beginning of Year	$179	$207
Additions	569	—
2/1/2025 Acquired Heartland Loan Servicing Rights	4,513	—
Disposals	—	—
Amortized to Expense	717	28
Other Changes	—	—
Change in Valuation Allowance	—	—
End of Year	$4,544	$179

Valuation Allowance:
Beginning of Year	$—	$—
Additions Expensed	—	—
Reductions Credited to Operations	—	—
Direct Write-downs	—	—
End of Year	$—	$—

The fair value of servicing rights was $4,556 and $179 at year-end 2025 and 2024, respectively. Fair value at year-end 2025 was determined using discount rates ranging from 9.63% to 10.00%, prepayment speeds ranging from 9.00% to 27.54%, depending on the stratification of the specific right, and a weighted average default rate of .43%. Fair value at year-end 2024 was determined using a discount rate of 10.00% and prepayment speeds ranging from 9.00% to 12.60%, depending on the stratification of the specific right.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 18 – Segment Information
The Company’s reportable segments are determined by the type of products and services offered and the level of information provided to the Company’s chief operating decision maker, who uses such information in evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocation resources.

For the year ended December 31, 2025 and the last 7 months of 2024, the Company’s operations included two primary segments: core banking and wealth management services. For the first five months of 2024, the Company’s operations included three primary segments: core banking, wealth management services, and insurance operations. On June 1, 2024, the Company sold substantially all of the assets of its insurance operations and ceased insurance-related activities for the Company. As a result of the sale, insurance revenue and expenses reported within the accompanying financial statements reflect operations during the first five months of 2024. See Note 2 for additional information on this sale.

The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets by the Company’s banking subsidiary, German American Bank, which operated through 94 banking offices at December 31, 2025. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core-banking segment. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The wealth management segment’s revenues are comprised primarily of fees generated by the wealth advisory and trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers. The insurance segment offered a full range of personal and corporate property and casualty insurance products, primarily in the Company’s banking subsidiary’s local markets. Commissions derived from the sale of insurance products by GAI were the primary source of revenue for the insurance segment.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Segment Information (continued)
The following segment financial information has been derived from the internal financial statements of the Company which are used by management to monitor and manage financial performance. The accounting policies of the segments are the same as those of the Company. The evaluation process for segments does not include holding company income and expense. Holding company amounts are the primary differences between segment amounts and consolidated totals, and are reflected in the column labeled “Other” below.

	Core Banking	Wealth Management Services	Insurance	Other	Consolidated Totals
Year Ended December 31, 2025
Interest and Fees on Loans	$358,597	$—	$—	$—	$358,597
Interest on Securities and Other Short-term Investments	61,050	354	—	509	61,913
Net Gains on Sales of Loans	4,510	—	—	—	4,510
Wealth Management Fees	5	16,803	—	—	16,808
Insurance Revenues	—	—	—	—	—

Reconciliation of Revenue:
Other Revenues					45,994
Elimination of Intercompany Revenues					(421)
Total Consolidated Revenue					487,401

Less:
Interest on Deposits	115,513	—	—	—	115,513
Interest on FHLB Advances and Other Borrowings	3,775	—	—	7,090	10,865
Provision for Credit Losses	19,425	—	—	—	19,425
Salaries and Employee Benefits	98,976	7,759	—	1,007	107,742

Reconciliation of Income before Income Taxes:
Other Non-interest Expense					94,207
Elimination of Intersegment Expenses					(421)
Income before Income Taxes					140,070

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	144,887	6,676	—	(11,493)	140,070
Segment Assets at December 31, 2025	8,363,150	18,703	—	6,927	8,388,780
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 18 – Segment Information (continued)

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

NOTE 18 – Segment Information (continued)

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

NOTE 19 - Parent Company Financial Statements

The condensed financial statements of German American Bancorp, Inc. are presented below:

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Cash	$55,877	$96,281
Securities Available-for-Sale	3,650	3,757
Other Investments	353	353
Investment in Subsidiary Bank	1,122,765	676,916
Investment in Non-banking Subsidiaries	—	—
Other Assets	17,431	15,984
Total Assets	$1,200,076	$793,291

LIABILITIES
Borrowings	$36,694	$75,866
Other Liabilities	1,057	2,358
Total Liabilities	37,751	78,224

SHAREHOLDERS’ EQUITY
Common Stock	37,496	29,677
Additional Paid-in Capital	706,818	392,266
Retained Earnings	582,945	513,588
Accumulated Other Comprehensive Income (Loss)	(164,934)	(220,464)
Total Shareholders’ Equity	1,162,325	715,067
Total Liabilities and Shareholders’ Equity	$1,200,076	$793,291

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 19 – Parent Company Financial Statements (continued)
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2025	2024	2023
INCOME
Dividends from Subsidiaries
Bank	$90,000	$65,000	$50,000
Non-bank	—	—	—
Interest Income	507	533	277
Other Income (Loss)	808	1	(28)
Total Income	91,315	65,534	50,249

EXPENSES
Salaries and Employee Benefits	650	610	535
Professional Fees	3,076	1,637	777
Occupancy and Equipment Expense	6	8	8
Interest Expense	7,090	6,174	5,360
Other Expenses	1,582	1,399	1,183
Total Expenses	12,404	9,828	7,863
INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	78,911	55,706	42,386
Income Tax Benefit	2,484	2,225	2,215
INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	81,395	57,931	44,601
Equity in Undistributed Income of Subsidiaries	31,240	25,880	41,287
NET INCOME	112,635	83,811	85,888

Other Comprehensive Income (Loss):
Changes in Unrealized Gain (Loss) on Securities, Available-for-Sale	55,530	(3,404)	46,378
Changes in Unrecognized Loss in Postretirement Benefit Obligation, Net	—	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$168,165	$80,407	$132,266

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$112,635	$83,811	$85,888
Adjustments to Reconcile Net Income to Net Cash from Operations
Net Amortization on Securities	8	8	—
Change in Other Assets	3,349	(989)	3,929
Change in Other Liabilities	(2,901)	1,065	(3,113)
Equity Based Compensation	1,899	2,947	2,332
Equity in Excess Undistributed Income of Subsidiaries	(31,234)	(25,880)	(41,287)
Net Cash from Operating Activities	83,756	60,962	47,749

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls and Redemptions of Securities Available-for-Sale	257	329	—
Cash Used for Business Acquisitions	(16,839)	—	—
Net Equity in Dissolution of Subsidiary	—	—	1,978
Net Cash from Investing Activities	(16,582)	329	1,978

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-term Debt	(64,300)	—	—
Dividends Paid	(43,278)	(31,845)	(29,433)
Net Cash from Financing Activities	(107,578)	(31,845)	(29,433)

Net Change in Cash and Cash Equivalents	(40,404)	29,446	20,294
Cash and Cash Equivalents at Beginning of Year	96,281	66,835	46,541
Cash and Cash Equivalents at End of Year	$55,877	$96,281	$66,835

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data
NOTE 20 – Business Combinations, Goodwill and Intangible Assets

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

In accordance with ASC 805, the Company has expensed approximately $23,196 of direct acquisition costs and recorded $196,445 of goodwill and $40,065 of intangible assets. The goodwill of $196,445 arising from the acquisition consisted largely of synergies and the cost savings resulting from combining the operations of the companies. This goodwill will be evaluated annually for impairment and is non-deductible for tax purposes. The intangible assets are related to core deposits and are being amortized over 8 years. The following table summarizes the fair value of the total consideration transferred as a part of the Heartland acquisition as well as the fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction.

Consideration
Cash for Stock Options, 401K Shares and Fractional Shares	$23,102
Cash Consideration	—
Equity Instruments	320,007

Fair Value of Total Consideration Transferred	$343,109

Recognized Amounts of Identifiable Assets Acquired and Liabilities Assumed:
Cash	$6,216
Federal Funds Sold and Other Short-term Investments	39,550
Interest-bearing Time Deposits with Banks	—
Securities	220,358
Loans, Net	1,503,378
Stock in FHLB and Other Restricted Stock, at Cost	6,992
Premises, Furniture & Equipment	39,764
Other Real Estate	—
Intangible Assets	40,065
Company Owned Life Insurance	20,660
Accrued Interest Receivable and Other Assets	39,003
Deposits - Non-interest Bearing	(436,467)
Deposits - Interest Bearing	(1,294,696)
FHLB Advances and Other Borrowings	(29,342)
Accrued Interest Payable and Other Liabilities	(8,817)

Total Identifiable Net Assets	$146,664

Goodwill	$196,445

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

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 20 – Business Combinations, Goodwill and Intangible Assets (continued)
This acquisition was consistent with the Company’s strategy to build a regional presence in Southern Indiana, Kentucky and Ohio. The acquisition offers the Company the opportunity to increase profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

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

The following table presents unaudited pro forma information as if the acquisition had occurred on January 1, 2024 after giving effect to certain adjustments. The unaudited pro forma information for the years ended December 31, 2025 and 2024 includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, interest expense on deposits and borrowings acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

	Unaudited Pro Forma Year Ended 12/31/2025	Unaudited Pro Forma Year Ended 12/31/2024
Net Interest Income	$332,836	$229,295
Non-interest Income	70,317	65,665
Total Revenue	403,153	294,960
Provision for Credit Losses	20,325	3,675
Non-interest Expense	212,451	156,879
Income Before Income Taxes	170,377	134,406
Income Tax Expense	34,921	27,774
Net Income	$135,456	$106,632
Earnings Per Share and Diluted Earnings Per Share	$3.61	$2.85
For the years ended December 31, 2025 and 2024, the above pro forma financial information excludes non-recurring merger costs that totaled $6,996 on a pre-tax basis and Day 1 provision for credit losses under the CECL methodology of $16,200 on a pre-tax basis.
Goodwill

The changes in the carrying amount of goodwill for the periods ended December 31, 2025, 2024, and 2023, were classified as follows:

	2025	2024	2023

Beginning of Year	$179,025	$180,357	$180,357
Acquired Goodwill	196,445	—	—
Divested Goodwill	—	(1,332)	—
Impairment	—	—	—
End of Year	$375,470	$179,025	$180,357

The carrying amount of goodwill totaling $375,470 and $179,025 at December 31, 2025 and 2024, respectively, is allocated to the core banking segment. For the carrying amount of goodwill at December 31, 2023 of $180,357, $179,025 was allocated to the core banking segment, and $1,332 was allocated to the insurance segment. The decrease of $1,332 in 2024 was attributable to the sale of substantially all of the assets of German American Insurance, Inc. For additional information on the sale, see Note 2.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At December 31, 2025, the Company’s reporting units had positive equity, and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting units exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 20 – Business Combinations, Goodwill and Intangible Assets (continued)
Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2025		2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Core Banking
Core Deposit Intangible	$73,312	$(39,991)	$33,247	$(29,843)
Branch Acquisition Intangible	257	(257)	257	(257)
Total	$73,569	$(40,248)	$33,504	$(30,100)
Amortization Expense was $10,148, $2,032 and $2,840, for 2025, 2024 and 2023, respectively.

Estimated amortization expense for each of the next five years is as follows:

2026	$9,234
2027	7,625
2028	6,107
2029	4,599
2030	3,177

NOTE 21 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the years ended December 31, 2025 and 2024, net of tax:

December 31, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	55,530	—	55,530
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other
Comprehensive Income (Loss)	55,530	—	55,530
Ending Balance	$(164,420)	$(514)	$(164,934)

December 31, 2024	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance	$(216,546)	$(514)	$(217,060)
Other Comprehensive Income (Loss) Before Reclassification	(30,511)	—	(30,511)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	27,107	—	27,107
Net Current Period Other
Comprehensive Income (Loss)	(3,404)	—	(3,404)
Ending Balance	$(219,950)	$(514)	$(220,464)

Notes to the Consolidated Financial Statements
Dollars in thousands, except per share data

NOTE 21 – Other Comprehensive Income (Loss) (continued)
The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2025:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$—	Net Gain (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$—

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2024:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$(34,788)	Net Gain (Losses) on Securities
	7,681	Income Tax Expense
	(27,107)	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$(27,107)

The table below summarizes the classifications out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2023:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on
Available-for-Sale Securities	$40	Net Gain (Losses) on Securities
	$(8)	Income Tax Expense
	32	Net of Tax
Amortization of Post Retirement Plan Items
Actuarial Gains (Losses)	$—	Salaries and Employee Benefits
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Period	$32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
As of December 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

Changes in Internal Control Over Financial Reporting in Most Recent Fiscal Quarter
There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

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

None.

(b)    Insider trading arrangements.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Information responsive to this Item 10 will be included under the captions “Members of the Board,” “Code of Business Conduct,” “Committees and Attendance,” and “Director Nominations Process” under the heading “Corporate Governance and Board Matters,” and under the headings “Executive Officers,” “Section 16(a): Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee,” and “Executive Compensation and Related Information – Insider Trading Policy and Anti-Hedging Provision,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held in April 2026 which will be filed within 120 days of the end of the fiscal year covered by this Report (the “2026 Proxy Statement”), which sections are incorporated herein by reference.

Item 11. Executive Compensation.

Information relating to compensation of the Company’s executive officers and directors (including the required disclosures under the subheadings “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) will be included under the caption “Executive and Director Compensation” in the 2026 Proxy Statement, which section is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information relating to security ownership of certain beneficial owners and the directors and executive officers of the Company will be included under the captions “Ownership of Our Common Shares by Our Directors and Executive Officers” and “Principal Owners of Common Shares” of the 2026 Proxy Statement, which sections are incorporated herein by reference.

Equity Compensation Plan Information
The Company maintains two equity incentive plans under which it has authorized the issuance of its Common Shares to employees and non-employee directors as compensation: its 2019 Long-Term Equity Incentive Plan (the “2019 LTI Plan”) and its 2019 Employee Stock Purchase Plan (the “2019 ESPP”). Each of these plans was approved by the requisite vote of the Company’s common shareholders in the year of adoption by the Board of Directors. The Company is not a party to any individual compensation arrangement involving the authorization for issuance of its equity securities to any single person, other than option agreements and restricted stock award agreements that have been granted under the terms of one of the three plans identified above. The following table sets forth information regarding these plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants or Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in First Column)

Equity compensation plans approved by security holders	—	(a)	$—	(a)	1,284,788	(b)
Equity compensation plans not approved by security holders	—		—		—
Total	—		$—		1,284,788

(a)On December 31, 2025, participants under the 2019 ESPP exercised options to purchase 4,504 Common Shares at the purchase price of $39.18 per share. The Company settled the option exercises in January 2026 with shares purchased on the open market.

(b)Represents 750,000 shares at December 31, 2025 that the Company may in the future issue to employees under the 2019 ESPP (although the Company typically purchases the shares needed for sale to participating employees on the open market rather than issuing new issue shares to such employees) and 534,788 shares that were available for grant or issuance at December 31, 2025 under the 2019 LTI Plan.

For additional information regarding the Company’s equity incentive plans and employee stock purchase plan, see Note 9 (Shareholders’ Equity) of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 will be included under the captions “Election of Directors” and “Transactions with Related Persons” of the 2026 Proxy Statement, which sections are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information responsive to this Item 14 will be included in the 2026 Proxy Statement under the caption “Principal Accountant Fees and Services”, which section is incorporated herein by reference.

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

3.2
Amended and Restated Bylaws of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 20, 2023 (SEC File No. 001-15877).

4.1
Terms of Common Shares and Preferred Shares of the Registrant (included in Amended and Restated Articles of Incorporation) are incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

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

10.5*
Description of Director Compensation Arrangements for the 12 month period commencing July 1, 2024 is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed August 9, 2024 (SEC File No. 001-15877).

10.6*
Description of Director Compensation Arrangements, effective as of July 1, 2025, is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2025 (SEC File No. 001-15877).

10.7*
Description of Executive Management Incentive Plan for 2024 (awards payable in 2025) is incorporated by reference from the description contained in Item 5.02 of the Registrant’s Current Report on Form 8-K filed March 7, 2024 (SEC File No. 001-15877).

10.8*
Description of Executive Management Incentive Plan for 2025 (awards payable in 2026) is incorporated by reference from the description contained in Item 5.02 of the Registrant's Current Report on Form 8-K filed March 21, 2025 (SEC File No. 001-15877).

10.9*
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

10.10*
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

10.11*
Form of LTI Restricted Stock Award Agreement that evidences the terms of restricted stock awards granted to executive officers under the 2019 Long-Term Equity Incentive Plan in conjunction with Management Long-Term Incentive Plans in effect for 2024 and thereafter is incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed March 3, 2025 (SEC File No. 001-15877).

10.12*
Form of Restricted Stock Award Agreement that evidences the terms of awards of restricted stock grants granted under the 2019 Long-Term Equity Incentive Plan to Directors as part of annual compensation arrangements in effect for compensation periods commencing on or after July 1, 2024 is incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, filed March 3, 2025 (SEC File No. 001-15877).

Exhibit No.	Description
10.13*
German American Bancorp, Inc. Amended and Restated 2019 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 26, 2020 (SEC File No. 001-15877).

10.14*
German American Bancorp, Inc. 2019 Long-Term Equity Incentive Plan is incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2019 (SEC File No. 001-15877).

19
German American Bancorp, Inc. Insider Trading Policy is incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed March 3, 2025 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.
(Registrant)

Date:	February 26, 2026	By: /s/D. Neil Dauby
D. Neil Dauby, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	February 26, 2026	/s/D. Neil Dauby
D. Neil Dauby, Chairman and Chief Executive Officer (principal executive officer)

Date:	February 26, 2026	/s/Zachary W. Bawel
Zachary W. Bawel, Director

Date:	February 26, 2026	/s/Angela Curry
Angela Curry, Director

Date:	February 26, 2026	/s/Sue J. Ellspermann
Sue J. Ellspermann, Director

Date:	February 26, 2026	/s/Marc D. Fine
Marc D. Fine, Director

Date:	February 26, 2026	/s/Jason M. Kelly
Jason M. Kelly, Director

Date:	February 26, 2026	/s/G. Scott McComb
G. Scott McComb, Director

Date:	February 26, 2026	/s/Diane B. Medley
Diane B. Medley, Director

Date:	February 26, 2026	/s/M. Darren Root
M. Darren Root, Director

Date:	February 26, 2026	/s/Christina M. Ryan
Christina M. Ryan, Director

Date:	February 26, 2026	/s/Andrew M. Seger
Andrew M. Seger, Director

Date:	February 26, 2026	/s/Jack W. Sheidler
Jack W. Sheidler, Director

Date:	February 26, 2026	/s/Ronnie R. Stokes
Ronnie R. Stokes, Director

Date:	February 26, 2026	/s/Tyson J. Wagler
Tyson J. Wagler, Director

Date:	February 26, 2026	/s/Bradley M. Rust
Bradley M. Rust, President and Chief Financial Officer (principal financial officer)

Date:	February 26, 2026	/s/Vicki L. Schuler
Vicki L. Schuler, Senior Vice President, Controller (principal accounting officer)