Form 10-Q
period 2026-03-31
GERMAN AMERICAN BANCORP, INC.
filed 2026-05-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2026

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

As of May 1, 2026, the registrant had 37,564,316 outstanding shares of Common Stock, no par value.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included in or incorporated by reference in this Quarterly Report on Form 10-Q, our other filings with the Securities and Exchange Commission (the “SEC”) and our press releases or other public statements contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Please refer to the discussions of our forward-looking statements and associated risks in our Annual Report on Form 10-K for the year ended December 31, 2025, in Item 1, “Business - Forward-Looking Statements and Associated Risks” and our discussion of risk factors in Item 1A, “Risk Factors” of that Annual Report on Form 10-K, as updated and supplemented from time to time by our subsequent SEC filings, including by the discussion under the heading “Forward-Looking Statements and Associated Risks” at the conclusion of Item 2 of Part I of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), and by the additional risk factors set forth in Part II, Item 1A, “Risk Factors” of this Report.

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
CMO:     Collateralized mortgage obligations
CRE:    Commercial Real Estate
“Day 2” Adjustment:    An adjustment to the provision for credit losses, as required by GAAP prior to adoption of ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans,” to recognize the full lifetime expected credit loss for non-PCD assets at the time of a business combination. See “CRITICAL ACCOUNTING POLICIES AND ESTIMATES – Allowance for Credit Losses” under Item 2 of this Report (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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
SOFR:    Secured Overnight Financing Rate

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and Due from Banks	$75,956	$71,428
Federal Funds Sold and Other Short-term Investments	47,971	46,954
Cash and Cash Equivalents	123,927	118,382

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,887,702 for March 31, 2026; Amortized Cost $1,865,732 for December 31, 2025; No Allowance for Credit Losses)	1,666,930	1,657,394
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	15,451	7,817

Loans	5,858,642	5,884,448
Less: Unearned Income	(9,214)	(9,351)
Allowance for Credit Losses	(78,547)	(77,694)
Loans, Net	5,770,881	5,797,403

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	17,509	17,688
Premises, Furniture and Equipment, Net	137,311	139,001
Other Real Estate	—	68
Goodwill	375,470	375,470
Intangible Assets	31,291	33,790
Company Owned Life Insurance	110,210	109,585
Accrued Interest Receivable and Other Assets	132,625	131,329
TOTAL ASSETS	$8,382,458	$8,388,780

LIABILITIES
Non-interest-bearing Demand Deposits	$1,926,859	$1,944,831
Interest-bearing Demand, Savings, and Money Market Accounts	3,768,529	3,755,374
Time Deposits	1,285,520	1,289,537
Total Deposits	6,980,908	6,989,742

FHLB Advances and Other Borrowings	169,235	182,683
Accrued Interest Payable and Other Liabilities	57,728	54,030
TOTAL LIABILITIES	7,207,871	7,226,455

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,565	37,496
Additional Paid-in Capital	707,248	706,818
Retained Earnings	604,515	582,945
Accumulated Other Comprehensive Income (Loss)	(174,741)	(164,934)
TOTAL SHAREHOLDERS’ EQUITY	1,174,587	1,162,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,382,458	$8,388,780
End of period shares issued and outstanding	37,565,278	37,495,679

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME
Interest and Fees on Loans	$92,273	$81,505
Interest on Federal Funds Sold and Other Short-term Investments	312	2,216
Interest and Dividends on Securities:
Taxable	9,671	9,121
Non-taxable	3,452	3,374
TOTAL INTEREST INCOME	105,708	96,216

INTEREST EXPENSE
Interest on Deposits	24,698	27,028
Interest on FHLB Advances and Other Borrowings	2,159	2,616
TOTAL INTEREST EXPENSE	26,857	29,644

NET INTEREST INCOME	78,851	66,572
Provision for Credit Losses	2,000	15,300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	76,851	51,272

NON-INTEREST INCOME
Wealth Management Fees	4,509	3,836
Service Charges on Deposit Accounts	3,826	3,486
Company Owned Life Insurance	637	575
Interchange Fee Income	4,776	4,421
Other Operating Income	1,995	1,589
Net Gains on Sales of Loans	1,483	933
Net Gains on Securities	—	—
TOTAL NON-INTEREST INCOME	17,226	14,840

NON-INTEREST EXPENSE
Salaries and Employee Benefits	28,312	28,040
Occupancy Expense, Furniture and Equipment Expense	5,336	4,663
FDIC Premiums	1,001	900
Data Processing Fees	4,268	5,495
Professional Fees	1,991	4,184
Advertising and Promotion	1,616	1,454
Intangible Amortization	2,471	2,070
Other Operating Expenses	7,373	5,976
TOTAL NON-INTEREST EXPENSE	52,368	52,782

Income before Income Taxes	41,709	13,330
Income Tax Expense	8,557	2,813
NET INCOME	$33,152	$10,517

Basic Earnings per Share	$0.88	$0.30
Diluted Earnings per Share	$0.88	$0.30

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2026	2025

NET INCOME	$33,152	$10,517

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(12,434)	13,688
Tax Effect	2,627	(2,905)
Net of Tax	(9,807)	10,783

Total Other Comprehensive Income (Loss)	(9,807)	10,783

COMPREHENSIVE INCOME	$23,345	$21,300

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2026	37,495,679	$37,496	$706,818	$582,945	$(164,934)	$1,162,325

Net Income	—	—	—	33,152	—	33,152
Other Comprehensive Income (Loss)	—	—	—	—	(9,807)	(9,807)
Cash Dividends ($0.31 per share)	—	—	—	(11,582)	—	(11,582)
Issuance of Common Stock for:
Restricted Share Grants Net	69,599	69	430	—	—	499

Balances, March 31, 2026	37,565,278	$37,565	$707,248	$604,515	$(174,741)	$1,174,587

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2025	29,677,093	$29,677	$392,266	$513,588	$(220,464)	$715,067

Net Income	—	—	—	10,517	—	10,517
Other Comprehensive Income (Loss)	—	—	—	—	10,783	10,783
Cash Dividends ($0.29 per share)	—	—	—	(10,813)	—	(10,813)
Issuance of Common Stock for:
Acquisition of Heartland BancCorp	7,742,723	7,743	312,264	—	—	320,007
Restricted Share Grants Net	61,900	61	420	—	—	481

Balances, March 31, 2025	37,481,716	$37,481	$704,950	$513,292	$(209,681)	$1,046,042

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$33,152	$10,517
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	(444)	(426)
Depreciation and Amortization	4,884	3,748
Loans Originated for Sale	(59,654)	(29,096)
Proceeds from Sales of Loans Held-for-Sale	53,148	32,219
Provision for Credit Losses	2,000	15,300
Gain on Sale of Loans, Net	(1,483)	(933)
Gain on Sales of Other Real Estate and Repossessed Assets	22	—
Loss on Disposition of Premises and Equipment	(20)	(4)
Increase in Cash Surrender Value of Company Owned Life Insurance	(625)	(579)
Equity Based Compensation	499	481
Change in Assets and Liabilities:
Interest Receivable and Other Assets	2,070	(474)
Interest Payable and Other Liabilities	3,495	7,175
Net Cash from Operating Activities	37,044	37,928

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	178,598	125,188
Proceeds from Sales of Securities Available-for-Sale	—	205,376
Purchase of Securities Available-for-Sale	(200,124)	(141,489)
Proceeds from Redemption of Federal Home Loan Bank Stock	179	3,310
Loans Made to Customers, Net of Payments Received	24,522	(2,971)
Proceeds from Sales of Other Real Estate	46	—
Property and Equipment Expenditures	(1,066)	(1,253)
Proceeds from Sales of Land and Buildings	345	—
Acquisition of Heartland Bancorp.	—	22,665
Net Cash from Investing Activities	2,500	210,826

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(8,855)	38,126
Change in Short-term Borrowings	(13,491)	(22,532)
Advances in Long-term Debt	—	—
Repayments of Long-term Debt	(71)	(36)
Dividends Paid	(11,582)	(10,813)
Net Cash from Financing Activities	(33,999)	4,745

Net Change in Cash and Cash Equivalents	5,545	253,499
Cash and Cash Equivalents at Beginning of Year	118,382	188,792
Cash and Cash Equivalents at End of Period	$123,927	$442,291

Cash Paid During the Period for
Interest	$30,165	$28,648
Income Taxes	—	—

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(360)	$(731)
See Note 16 regarding non-cash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 1 – Basis of Presentation and Market Conditions

German American Bancorp, Inc. operates primarily in the banking industry. The accounting and reporting policies of German American Bancorp, Inc. and its subsidiaries (hereinafter collectively referred to as the “Company”) conform to U.S. generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods reported have been included in the accompanying unaudited consolidated financial statements, and all such adjustments are of a normal recurring nature. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Certain items included in the prior period financial statements were reclassified to conform to the current presentation. There was no effect on net income or total shareholders’ equity based on these reclassifications.

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”. This guidance amends how entities account for certain acquired loans under the current expected loss (CECL) model by expanding the “gross-up” approach to include purchased seasoned loans rather than only including purchased credit-deteriorated assets. The guidance also eliminates the double count of expected credit losses that previously occurred when purchased loans were recorded at fair value with a credit loss discount and then separately recognized through a provision to establish the credit loss allowance. This guidance is effective for annual reporting periods beginning after December 15, 2026 including interim periods within those years. Early adoption is permitted. At March 31, 2026, the Company early adopted ASU 2025-08. The Company expects the amendments to primarily affect the accounting for loans acquired in future business combinations or asset acquisitions; as such, there was no impact in the current quarter.

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
March 31, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share are as follows:

	Three Months Ended March 31,
	2026	2025
Basic Earnings per Share:
Net Income	$33,152	$10,517
Weighted Average Shares Outstanding	37,517,833	34,680,719
Basic Earnings per Share	$0.88	$0.30

Diluted Earnings per Share:
Net Income	$33,152	$10,517

Weighted Average Shares Outstanding	37,517,833	34,680,719
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,517,833	34,680,719
Diluted Earnings per Share	$0.88	$0.30
There were no anti-dilutive shares at March 31, 2026 and 2025.

NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2026
U.S. Treasury	$135,400	$11	$—	$135,411
Obligations of State and Political Subdivisions	603,340	484	(117,289)	486,535
MBS/CMO	819,691	2,684	(81,447)	740,928
US Gov’t Sponsored Entities & Agencies	329,271	1,026	(26,241)	304,056
Total	$1,887,702	$4,205	$(224,977)	$1,666,930

December 31, 2025
U.S. Treasury	$152,026	$64	$—	$152,090
Obligations of State and Political Subdivisions	603,528	822	(106,744)	497,606
MBS/CMO	795,574	4,714	(80,746)	719,542
US Gov’t Sponsored Entities & Agencies	314,604	853	(27,301)	288,156
Total	$1,865,732	$6,453	$(214,791)	$1,657,394

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
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
The amortized cost and fair value of securities available-for-sale at March 31, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$136,859	$136,873
Due after one year through five years	11,700	11,526
Due after five years through ten years	65,833	58,400
Due after ten years	524,348	415,147
MBS/CMO	819,691	740,928
US Gov’t Sponsored Entities & Agencies	329,271	304,056
Total	$1,887,702	$1,666,930
During the first quarter of 2025, the Company sold approximately $204.9 million in securities that were acquired as part of the February 1, 2025 Heartland acquisition. As the Company had recorded the securities at fair value at the time of closing, no gain or loss was incurred on such sale.

Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Proceeds from Sales	$—	$205,376
Gross Gains on Sales	—	—
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	—	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $956,769 and $1,034,917 as of March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of March 31, 2026 and December 31, 2025, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$7,817	$(126)	$448,682	$(117,163)	$456,499	$(117,289)
MBS/CMO	97,046	(1,282)	448,074	(80,165)	545,120	(81,447)
US Gov’t Sponsored Entities & Agencies	54,157	(406)	137,296	(25,835)	191,453	(26,241)
Total	$159,020	$(1,814)	$1,034,052	$(223,163)	$1,193,072	$(224,977)

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$3,054	$(29)	$461,657	$(106,715)	$464,711	$(106,744)
MBS/CMO	38,024	(420)	463,315	(80,326)	501,339	(80,746)
US Gov’t Sponsored Entities & Agencies	6,793	(40)	171,247	(27,261)	178,040	(27,301)
Total	$47,871	$(489)	$1,096,219	$(214,302)	$1,144,090	$(214,791)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. This evaluation process is applied to all types of securities held by the Company: obligations of state and political subdivisions, MBS/CMO and US gov’t sponsored entities and agencies. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for-sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at March 31, 2026 and December 31, 2025 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at March 31, 2026 or December 31, 2025.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $8,531 at March 31, 2026 and $9,239 at December 31, 2025. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at March 31, 2026 and December 31, 2025. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At March 31, 2026, there was no additional impairment recognized through earnings.

NOTE 5 - Derivatives

Interest Rate Swaps
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $125,150 at March 31, 2026 and $126,573 at December 31, 2025. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)
The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$125,150	$3,785	$126,573	$4,145

Included in Other Liabilities:
Interest Rate Swaps	$125,150	$3,868	$126,573	$4,212
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended March 31,
	2026	2025
Interest Rate Swaps:
Included in Other Operating Income	$47	$108

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

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of:

	March 31, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Lock Commitments	$29,428	$154	$18,047	$213

Included in Other Liabilities:
Interest Rate Lock Commitments	$23,000	$197	$11,000	$31
The net gains (losses) relating to non-designated derivative instruments used for risk management are summarized below for the periods presented:

	Three Months Ended March 31,
	2026	2025
Interest Rate Lock Commitments:
Included in Net Gains on Sales of Loans	$178	$(44)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	March 31, 2026	December 31, 2025
Commercial:
Commercial and Industrial Loans	$745,597	$761,167
Commercial Real Estate Loans	3,152,336	3,142,472
Agricultural Loans	467,204	489,168
Leases	87,336	87,073
Retail:
Home Equity Loans	500,696	484,300
Consumer Loans	110,065	117,648
Credit Cards	27,519	28,067
Residential Mortgage Loans	767,889	774,553

Subtotal	5,858,642	5,884,448
Less: Unearned Income	(9,214)	(9,351)
Allowance for Credit Losses	(78,547)	(77,694)
Loans, Net	$5,770,881	$5,797,403
The table above includes $69,370 and $89,134 of purchase credit deteriorated loans as of March 31, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025:

March 31, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$19,576	$40,626	$3,324	$1,178	$687	$4,065	$600	$7,638	$77,694
Provision (Benefit) for Credit Loss Expense	(414)	1,487	(80)	142	186	222	201	256	2,000
Loans Charged-off	(488)	—	—	(149)	(395)	—	(326)	(110)	(1,468)
Recoveries Collected	2	37	—	—	177	4	101	—	321
Total Ending Allowance Balance	$18,676	$42,150	$3,244	$1,171	$655	$4,291	$576	$7,784	$78,547

March 31, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,271)	(1,655)	720	(284)	1,056	(24)	2,013	(7)
2/1/2025 Acquired Heartland PCD	5,246	7,080	3,352	—	20	11	—	199	15,908
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for Credit Loss Expense	(75)	662	(1,478)	34	227	108	265	(636)	(893)
Loans Charged-off	(126)	—	—	—	(325)	—	(174)	—	(625)
Recoveries Collected	4	—	—	—	113	1	21	—	139
Total Ending Allowance Balance	$15,343	$37,811	$5,306	$1,151	$657	$3,942	$608	$10,340	$75,158

The ACL is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, and subsequent recoveries, if any, are credited to the ACL. Expected recoveries do not exceed the aggregate of

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

Leases - Leases are primarily for equipment leased to varying types of businesses. If the cash flows from business operations are reduced, the business’s ability to repay the lease is diminished as well.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$145	$15,415	$—
Commercial Real Estate Loans	548	6,621	—
Agricultural Loans	862	2,766	—
Leases	—	—	—
Home Equity Loans	776	776	—
Consumer Loans	286	286	—
Credit Cards	61	61	—
Residential Mortgage Loans	2,245	3,631	—
Total	$4,923	$29,556	$—
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $29,556.
Interest income on non-accrual loans recognized during the three months ended March 31, 2026 totaled $43.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2025	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$308	$16,549	$—
Commercial Real Estate Loans	285	6,303	92
Agricultural Loans	1,197	3,123	—
Leases	—	—	—
Home Equity Loans	776	776	—
Consumer Loans	30	33	—
Credit Cards	148	148	—
Residential Mortgage Loans	1,471	2,387	—
Total	$4,215	$29,319	$92
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $29,319.

Interest income on non-accrual loans recognized during the year ended December 31, 2025 totaled $521.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$7,101	$6,420	$—	$9,711	$23,232
Commercial Real Estate Loans	27,096	491	—	—	27,587
Agricultural Loans	2,442	219	—	630	3,291
Leases	—	—	—	—	—
Home Equity Loans	425	—	—	—	425
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	458	—	—	—	458
Total	$37,522	$7,130	$—	$10,341	$54,993

December 31, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$8,348	$6,880	$400	$10,070	$25,698
Commercial Real Estate Loans	30,670	494	—	—	31,164
Agricultural Loans	2,958	279	—	633	3,870
Leases	—	—	—	—	—
Home Equity Loans	425	—	—	—	425
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	633	—	—	—	633
Total	$43,034	$7,653	$400	$10,703	$61,790

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the aging of the amortized cost basis in past due loans by class of loans as of March 31, 2026 and December 31, 2025:

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$5,075	$54	$7,689	$12,818	$732,779	$745,597
Commercial Real Estate Loans	1,411	125	4,461	5,997	3,146,339	3,152,336
Agricultural Loans	—	44	224	268	466,936	467,204
Leases	—	—	—	—	87,336	87,336
Home Equity Loans	642	560	776	1,978	498,718	500,696
Consumer Loans	176	28	286	490	109,575	110,065
Credit Cards	126	43	61	230	27,289	27,519
Residential Mortgage Loans	9,127	—	3,398	12,525	755,364	767,889
Total	$16,557	$854	$16,895	$34,306	$5,824,336	$5,858,642

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$518	$1,600	$7,096	$9,214	$751,953	$761,167
Commercial Real Estate Loans	2,559	281	4,497	7,337	3,135,135	3,142,472
Agricultural Loans	875	—	1,124	1,999	487,169	489,168
Leases	—	—	—	—	87,073	87,073
Home Equity Loans	2,415	140	776	3,331	480,969	484,300
Consumer Loans	1,017	287	33	1,337	116,311	117,648
Credit Cards	222	105	148	475	27,592	28,067
Residential Mortgage Loans	9,383	2,751	2,142	14,276	760,277	774,553
Total	$16,989	$5,164	$15,816	$37,969	$5,846,479	$5,884,448

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three months ended March 31, 2026 or the year ended December 31, 2025 resulted in the permanent reduction of the amortized cost in the loan.

During the three months ended March 31, 2026 and 2025, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three months ended March 31, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the analysis performed at March 31, 2026 and December 31, 2025, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$37,614	$123,527	$98,944	$60,692	$70,439	$88,337	$228,013	$707,566
Special Mention	—	556	202	1,949	1,149	2,185	4,101	10,142
Substandard	—	78	1,432	2,817	5,318	15,314	2,930	27,889
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$37,614	$124,161	$100,578	$65,458	$76,906	$105,836	$235,044	$745,597

Current Period Gross Charge-Offs	$—	$—	$—	$—	$114	$7	$367	$488

Commercial Real Estate:
Risk Rating
Pass	$83,151	$487,680	$436,317	$378,598	$486,618	$1,153,519	$35,865	$3,061,748
Special Mention	—	126	2,549	17,459	3,133	28,961	927	53,155
Substandard	227	63	—	1,096	2,846	33,201	—	37,433
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$83,378	$487,869	$438,866	$397,153	$492,597	$1,215,681	$36,792	$3,152,336

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural:
Risk Rating
Pass	$18,823	$52,700	$33,102	$29,406	$44,542	$146,023	$96,851	$421,447
Special Mention	920	4,620	1,932	2,791	2,034	14,629	12,531	39,457
Substandard	—	—	418	747	—	4,587	548	6,300
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$19,743	$57,320	$35,452	$32,944	$46,576	$165,239	$109,930	$467,204

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$7,777	$31,382	$22,801	$17,674	$3,288	$4,414	$—	$87,336
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$7,777	$31,382	$22,801	$17,674	$3,288	$4,414	$—	$87,336

Current Period Gross Charge-Offs	$—	$—	$—	$149	$—	$—	$—	$149

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$139,921	$105,911	$64,427	$77,540	$52,599	$45,106	$231,427	$716,931
Special Mention	1,171	714	2,077	1,221	286	2,046	5,364	12,879
Substandard	277	1,628	3,081	5,983	4,394	11,510	4,484	31,357
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$141,369	$108,253	$69,585	$84,744	$57,279	$58,662	$241,275	$761,167

Current Period Gross Charge-Offs	$—	$306	$—	$138	$—	$77	$243	$764

Commercial Real Estate:
Risk Rating
Pass	$455,803	$435,591	$385,103	$515,257	$443,780	$774,987	$36,077	$3,046,598
Special Mention	220	2,448	17,816	3,173	7,879	22,681	783	55,000
Substandard	68	12	865	2,861	8,948	28,120	—	40,874
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$456,091	$438,051	$403,784	$521,291	$460,607	$825,788	$36,860	$3,142,472

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$26	$—	$26

Agricultural:
Risk Rating
Pass	$54,791	$35,843	$33,138	$45,677	$29,011	$126,308	$118,304	$443,072
Special Mention	4,683	1,974	2,823	2,138	3,183	11,842	12,510	39,153
Substandard	—	437	832	64	101	4,526	983	6,943
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$59,474	$38,254	$36,793	$47,879	$32,295	$142,676	$131,797	$489,168

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$8	$—	$8

Leases:
Risk Rating
Pass	$33,383	$24,235	$19,668	$4,356	$2,064	$3,367	$—	$87,073
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$33,383	$24,235	$19,668	$4,356	$2,064	$3,367	$—	$87,073

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the amortized cost in residential, home equity and consumer loans based on payment activity as well as the current period gross charge-offs for the periods ended March 31, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$9,448	$53,439	$19,263	$11,464	$4,306	$4,973	$6,886	$109,779
Nonperforming	—	5	264	15	—	2	—	286
Total Consumer Loans	$9,448	$53,444	$19,527	$11,479	$4,306	$4,975	$6,886	$110,065

Current Period Gross Charge-Offs	$356	$1	$23	$9	$1	$5	$—	$395

Home Equity:
Payment performance
Performing	$—	$379	$1,508	$1,799	$4,064	$5,788	$486,382	$499,920
Nonperforming	—	—	177	206	159	210	24	776
Total Home Equity Loans	$—	$379	$1,685	$2,005	$4,223	$5,998	$486,406	$500,696

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Residential Mortgage:
Payment performance
Performing	$9,699	$81,094	$83,204	$93,848	$184,548	$311,865	$—	$764,258
Nonperforming	—	—	332	463	751	2,085	—	3,631
Total Residential Mortgage Loans	$9,699	$81,094	$83,536	$94,311	$185,299	$313,950	$—	$767,889

Current Period Gross Charge-Offs	$—	$—	$—	$51	$—	$59	$—	$110

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit loan losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	March 31, 2026	December 31, 2025

Performing	$27,458	$27,919
Nonperforming	61	148

Total	$27,519	$28,067

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

March 31, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	2,391	—	—	—	—	—	2,391

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Loan Servicing

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at period end are as follows:

	March 31, 2026	December 31, 2025
Mortgage loan portfolios serviced for:
FHLB	$85,375	$84,942
FHLMC	353,205	348,750
FNMA	1,573	1,651

Custodial escrow balances maintained in connection with serviced loans were $1,363 and $1,110 at March 31, 2026 and December 31, 2025, respectively.

Activity for loan servicing rights and the related valuation allowance follows:

	March 31, 2026	December 31, 2025
Loan Servicing Rights:
Beginning of Year	$4,544	$179
Additions	176	569
2/1/2025 Acquired Heartland Loan Servicing Rights	—	4,513
Disposals	—	—
Amortized to Expense	187	717
Other Changes	—	—
Change in Valuation Allowance	—	—
End of Period	$4,533	$4,544

Valuation Allowance:	$—	$—
Beginning of Year	—	—
Additions Expensed	—	—
Reductions Credited to Operations	—	—
Direct Write-downs	—	—
End of Period	$—	$—

The fair value of servicing rights was $4,791 and $4,556 at March 31, 2026 and December 31, 2025, respectively. Fair value at March 31, 2026 was determined using discount rates ranging from 9.63% to 10.00%, prepayment speeds ranging from 9.00% to 27.54%, depending on the stratification of the specific right, and a weighted average default rate of 0.33%. Fair value at December 31, 2025, was determined using a discount rate ranging from 9.63% to 10.00%, prepayment speeds ranging from 9.00% to 27.54%, depending on the stratification of the specific right, and a weighted average default rate of 0.43%.

NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $30,362 and $43,852 as of March 31, 2026 and December 31, 2025, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 9 – Segment Information

The Company’s reportable segments are determined by the type of products and services offered and the level of information provided to the Company’s chief operating decision maker, who uses such information in evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocation resources. The Company's chief operating decision maker is comprised of its Chairman and Chief

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)
Executive Officer and its President and Chief Financial Officer. The Company’s operations included two primary segments: core banking and wealth management services.

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

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Three Months Ended March 31, 2026
Interest and Fees on Loans	$92,273	$—	$—	$92,273
Interest on Securities and Other Short-term Investments	13,318	96	98	13,512
Net Gains on Sales of Loans	1,483	—	—	1,483
Wealth Management Fees	1	4,508	—	4,509

Reconciliation of Revenue:
Other Revenues				11,234
Elimination of Intercompany Revenues				(77)
Total Consolidated Revenue				122,934

Less:
Interest on Deposits	24,775	—	—	24,775
Interest on FHLB Advances and Other Borrowings	1,426	—	733	2,159
Provision for Credit Losses	2,000	—	—	2,000
Salaries and Employee Benefits	26,096	2,053	163	28,312

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				24,056
Elimination of Intersegment Expenses				(77)
Income before Income Taxes				41,709

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	41,772	1,733	(1,796)	41,709
Segment Assets at March 31, 2026	8,356,483	20,146	5,829	8,382,458
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Three Months Ended March 31, 2025
Interest and Fees on Loans	$81,505	$—	$—	$81,505
Interest on Securities and Other Short-term Investments	14,623	66	135	14,824
Net Gains on Sales of Loans	933	—	—	933
Wealth Management Fees	1	3,835	—	3,836

Reconciliation of Revenue:
Other Revenues				10,071
Elimination of Intercompany Revenues				(113)
Total Consolidated Revenue				111,056

Less:
Interest on Deposits	27,141	—	—	27,141
Interest on FHLB Advances and Other Borrowings	897	—	1,719	2,616
Provision for Credit Losses	15,300	—	—	15,300
Salaries and Employee Benefits	25,897	1,887	256	28,040

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				24,742
Elimination of Intersegment Expenses				(113)
Income before Income Taxes				13,330

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	16,811	1,410	(4,891)	13,330
Segment Assets at December 31, 2025	8,363,150	18,703	6,927	8,388,780
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

NOTE 10 – Stock Repurchase Plan

The Company’s Board of Directors previously approved a plan to repurchase up to 1,000,000 shares of the Company’s outstanding common stock. On a share basis, the amount of common stock subject to the repurchase plan represented approximately 3% of the Company’s outstanding shares on the date it was approved. The Company is not obligated to purchase shares under the plan, and the plan may be discontinued at any time. The actual timing, number and share price of shares purchased under the repurchase plan will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market and economic conditions and applicable legal requirements. The Company has not repurchased any shares under this repurchase plan.

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
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)

For the three months ended March 31, 2026 and 2025, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three months ended March 31, 2026 and 2025.  In addition, there was no unrecognized option expense.

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in three annual installments. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three months ended March 31, 2026, the Company granted 81,636 shares of restricted stock. During the three months ended March 31, 2025, the Company granted 69,530 shares of restricted stock. Total unvested shares of restricted stock at March 31, 2026 and December 31, 2025 were 202,896 and 133,297, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended March 31,
	2026	2025

Restricted Stock Expense	$963	$761
Cash Entitlement Expense	241	184
Tax Effect	(289)	(245)
Net of Tax	$915	$700

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $6,916 and $6,056 as of March 31, 2026 and 2025, respectively.

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

For the three months ended March 31, 2026, the Company recorded $14 of expense related to the 2019 ESPP resulting in $10 net of tax. For the three months ended March 31, 2025, the Company recorded $8 of expense related to the 2019 ESPP resulting in $6, net of tax. There was no unrecognized compensation expense as of March 31, 2026 and 2025 for the 2019 ESPP. No stock options were outstanding as of March 31, 2026 and December 31, 2025.

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
March 31, 2026
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At March 31, 2026, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$135,411	$—	$—	$135,411
Obligations of State and Political Subdivisions	—	486,535	—	486,535
MBS/CMO	—	740,928	—	740,928
US Gov’t Sponsored Entities & Agencies	—	304,056	—	304,056
Total Securities	$135,411	$1,531,519	$—	$1,666,930

Loans Held-for-Sale	$—	$15,451	$—	$15,451

Mortgage Servicing Rights	$—	$4,533	$—	$4,533

Derivative Assets	$—	$3,785	$—	$3,785

Derivative Liabilities	$—	$3,868	$—	$3,868

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$152,090	$—	$—	$152,090
Obligations of State and Political Subdivisions	—	497,606	—	497,606
MBS/CMO	—	719,542	—	719,542
US Gov’t Sponsored Entities & Agencies	—	288,156	—	288,156
Total Securities	$152,090	$1,505,304	$—	$1,657,394

Loans Held-for-Sale	$—	$7,817	$—	$7,817

Mortgage Servicing Rights	$—	$4,544	$—	$4,544

Derivative Assets	$—	$4,145	$—	$4,145

Derivative Liabilities	$—	$4,212	$—	$4,212
During the three months ended March 31, 2026 and 2025, there was no activity in Level 3 securities.

As of March 31, 2026 and December 31, 2025, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	March 31, 2026	December 31, 2025

Aggregate Fair Value	$15,451	$7,817
Contractual Balance	15,340	7,660
Gain	111	157

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The total amount of gains (losses) from changes in fair value included in earnings for the three months ended March 31, 2026 and 2025 for loans held for sale were $(46) and $(4), respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$13,385	$13,385
Commercial Real Estate Loans	$—	$—	$19,909	$19,909
Agricultural Loans	$—	$—	$2,270	$2,270
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$330	$330
Residential Mortgage Loans	$—	$—	$241	$241

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$14,914	$14,914
Commercial Real Estate Loans	$—	$—	$23,698	$23,698
Agricultural Loans	$—	$—	$2,544	$2,544
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$330	$330
Residential Mortgage Loans	$—	$—	$366	$366

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2026 and December 31, 2025:

March 31, 2026	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$13,385	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (72%)
Collateral Dependent Loans - Commercial Real Estate Loans	$19,909	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (85%)
Collateral Dependent Loans - Agricultural Loans	$2,270	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-58% (33%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-0% (0%)
Collateral Dependent Loans - Home Equity Loans	$330	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$241	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$14,914	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-100% (69%)
Collateral Dependent Loans - Commercial Real Estate Loans	$23,698	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (89%)
Collateral Dependent Loans - Agricultural Loans	$2,544	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-53% (37%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-0% (0%)
Collateral Dependent Loans - Home Equity Loans	$330	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$366	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ended March 31, 2026 and December 31, 2025. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at March 31, 2026 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$123,927	$75,956	$47,971	$—	$123,927
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,734,746	—	—	5,681,915	5,681,915
Accrued Interest Receivable	37,683	—	8,716	28,967	37,683
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,695,388)	(5,695,388)	—	—	(5,695,388)
Time Deposits	(1,285,520)	—	(1,280,698)	—	(1,280,698)
Short-term Borrowings	(30,362)	—	(30,362)	—	(30,362)
Long-term Debt	(138,873)	—	(102,613)	(34,758)	(137,371)
Accrued Interest Payable	(6,936)	—	(6,637)	(299)	(6,936)

		Fair Value Measurements at December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$118,382	$71,428	$46,954	$—	$118,382
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,755,551	—	—	5,702,933	5,702,933
Accrued Interest Receivable	38,997	—	9,496	29,501	38,997
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,700,205)	(5,700,205)	—	—	(5,700,205)
Time Deposits	(1,289,537)	—	(1,286,002)	—	(1,286,002)
Short-term Borrowings	(43,852)	—	(43,852)	—	(43,852)
Long-term Debt	(138,831)	—	(102,892)	(34,126)	(137,018)
Accrued Interest Payable	(10,243)	—	(9,925)	(318)	(10,243)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025, net of tax:

March 31, 2026	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2026	$(164,420)	$(514)	$(164,934)
Other Comprehensive Income (Loss) Before Reclassification	(9,807)	—	(9,807)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	(9,807)	—	(9,807)
Ending Balance at March 31, 2026	$(174,227)	$(514)	$(174,741)

March 31, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2025	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	10,783	—	10,783
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	10,783	—	10,783
Ending Balance at March 31, 2025	$(209,167)	$(514)	$(209,681)

The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2026 and 2025:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2026	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended March 31, 2025	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three months ended March 31, 2026 and 2025. Wealth management fees are included in the wealth management services segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	March 31,
Non-interest Income	2026	2025
In-Scope of Topic 606:
Wealth Management Fees	$4,509	$3,836
Service Charges on Deposit Accounts	3,826	3,486
Interchange Fee Income	4,776	4,421
Other Operating Income:
ATM Fees	285	291
Wire Transfer Fees	225	203
Other (1)	385	269
Non-interest Income (in-scope of Topic 606)	14,006	12,506
Non-interest Income (out-of-scope of Topic 606)	3,220	2,334
Total Non-interest Income	$17,226	$14,840
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $385 thousand and $269 thousand for the three months ended March 31, 2026 and 2025, respectively, all of which are within the scope of ASC 606.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Finance Lease Cost:
Amortization of Right-of -Use Assets	$52	$52
Interest on Lease Liabilities	58	66
Operating Lease Cost	399	314
Short-term Lease Cost	—	—
Total Lease Cost	$509	$432

The weighted average lease term and discount rates were as follows:

	March 31, 2026	March 31, 2025

Weighted Average Remaining Lease Term:
Finance Leases	6 years	7 years
Operating Leases	5 years	6 years

Weighted Average Discount Rate:
Finance Leases	11.29%	11.33%
Operating Leases	3.27%	3.10%
Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	March 31, 2025

Finance Leases
Premises, Furniture and Equipment, Net	$1,176	$1,386
Other Borrowings	2,065	2,339

Operating Leases
Operating Lease Right-of-Use Assets	$5,238	$4,035
Operating Lease Liabilities	5,418	4,200

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$58	$66
Operating Cash Flows from Operating Leases	400	318
Financing Cash Flows from Finance Leases	77	69

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	March 31, 2026
	Finance Leases	Operating Leases

Year 1	$519	$1,493
Year 2	465	1,157
Year 3	438	829
Year 4	438	588
Year 5	438	426
Thereafter	524	1,527
Total Lease Payments	2,822	6,020
Less Imputed Interest	(757)	(602)
Total	$2,065	$5,418

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
March 31, 2026
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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 3/31/2025	Quarter Ended 3/31/2024

Net Interest Income	$72,171	$65,668
Non-interest Income	15,650	18,252
Total Revenue	87,821	83,920
Provision for Credit Losses	(916)	900
Non-interest Expense	51,521	50,750
Income Before Income Taxes	37,216	32,270
Income Tax Expense	8,712	6,401
Net Income	$28,504	$25,869
Earnings Per Share and Diluted Earnings Per Share	$0.76	$0.69

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GERMAN AMERICAN BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

German American Bancorp, Inc. is a Nasdaq-listed (symbol: GABC) financial holding company based in Jasper, Indiana. German American, through its banking subsidiary German American Bank, operates 93 banking offices located throughout Indiana (central/southern), Kentucky (northern/central/western), and Ohio (central/southwest). In Columbus, Ohio and Greater Cincinnati, the Company does business as Heartland Bank, a Division of German American Bank. The Company also owns an investment brokerage subsidiary German American Investment Services, Inc.

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

This section presents an analysis of the consolidated financial condition of the Company as of March 31, 2026 and December 31, 2025 and the consolidated results of operations for the three months ended March 31, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

MANAGEMENT OVERVIEW

This updated discussion should be read in conjunction with the Management Overview that was included in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net income for the quarter ended March 31, 2026 totaled $33,152,000, or $0.88 per share, an increase of 193% on a per share basis compared with the first quarter 2025 net income of $10,517,000, or $0.30 per share. The first quarter of 2025 results of operations included acquisition-related expenses of $5,932,000 ($4,620,000, on an after tax basis) and a “Day 2” adjustment to the provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis) in connection with the Heartland merger. On an adjusted basis, net income for the first quarter of 2025 was $27,287,000, or $0.79 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

The Company utilizes a discounted cash flow methodology to estimate the allowance for credit losses. Expected cash flows are estimated for each loan and discounted using the contractual terms of the loan, calculated probabilities of default, loss given default rates, and prepayment and curtailment estimates, as well as qualitative factors. The probability of default estimates are generated using a regression model that estimates the likelihood of a loan being charged-off during its life. The regression model uses combinations of variables to assess historical loss correlations to economic factors, and these variables become model forecast inputs for economic factors that are updated in the model each period. The Company evaluates and utilizes multiple economic forecast scenarios provided by a third-party for these model inputs. These multiple economic forecast scenarios are weighted to arrive at the quantitative reserve. Changes in the economic forecast or weighting could impact the estimated credit losses which could lead to significantly different allowance levels from one reporting period to the next.

In calculating the adequacy of the allowance at March 31, 2026, management weighted different scenarios, including a baseline scenario as well as two additional alternative scenarios. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. Excluding the consideration of qualitative adjustments, the sensitivity analysis utilizing the adverse scenario would result in a hypothetical increase in the Company’s allowance of $5,000,000. Excluding consideration of qualitative adjustments, a corresponding $3,900,000 decrease in the Company’s allowance would occur in a hypothetical scenario if only the baseline scenario was used. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s estimation of the adequacy of the allowance for credit losses at March 31, 2026.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at March 31, 2026. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of March 31, 2026, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $4,205,000 and gross unrealized losses totaled approximately $224,977,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended March 31, 2026 totaled $33,152,000, or $0.88 per share, an increase of 193% on a per share basis compared with the first quarter 2025 net income of $10,517,000, or $0.30 per share. The first quarter of 2025 results of operations included acquisition-related expenses of $5,932,000 ($4,620,000, on an after tax basis) and a “Day 2” adjustment to the provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis) in connection with the Heartland merger. On an adjusted basis, net income for the first quarter of 2025 was $27,287,000, or $0.79 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended March 31, 2026 and 2025. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$34,897	$312	3.63%	$200,538	$2,216	4.48%
Securities:
Taxable	1,188,612	9,671	3.25%	1,109,453	9,121	3.29%
Non-taxable	501,117	4,370	3.49%	476,653	4,271	3.58%
Total Loans and Leases⁽²⁾	5,872,187	92,705	6.39%	5,135,859	81,927	6.46%
TOTAL INTEREST EARNING ASSETS	7,596,813	107,058	5.70%	6,922,503	97,535	5.70%
Other Assets	862,729			772,284
Less: Allowance for Credit Losses	(78,810)			(65,977)
TOTAL ASSETS	$8,380,732			$7,628,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,827,620	$5,752	1.28%	$1,809,254	$7,113	1.59%
Savings Deposits and Money Market Accounts	1,888,348	7,828	1.68%	1,680,742	8,195	1.98%
Time Deposits	1,293,193	11,118	3.49%	1,270,137	11,720	3.74%
FHLB Advances and Other Borrowings	216,518	2,159	4.04%	216,613	2,616	4.90%
TOTAL INTEREST-BEARING LIABILITIES	5,225,679	26,857	2.08%	4,976,746	29,644	2.42%
Demand Deposit Accounts	1,910,931			1,669,722
Other Liabilities	59,830			50,956
TOTAL LIABILITIES	7,196,440			6,697,424
Shareholders’ Equity	1,184,292			931,386
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,380,732			$7,628,810

COST OF FUNDS			1.44%			1.74%
NET INTEREST INCOME		$80,201			$67,891
NET INTEREST MARGIN (3)			4.26%			3.96%
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

During the first quarter of 2026, net interest income, on a non tax-equivalent basis, totaled $78,851,000, an increase of $12,279,000, or 18%, compared to the first quarter of 2025 net interest income of $66,572,000. The increase in net interest income during the first quarter of 2026 compared with the first quarter of 2025 was primarily attributable to a higher level of average earning assets driven in large part by the Heartland acquisition and improvement of the Company’s net interest margin.

The tax equivalent net interest margin for the quarter ended March 31, 2026 was 4.26% compared with 3.96% in the first quarter of 2025. The improvement in the net interest margin during the first quarter of 2026 compared with the first quarter of

2025 was driven by a lower cost of funds primarily attributable to lower deposit costs. The lower cost of deposits was driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2025 and the Company’s ability to correspondingly lower deposit costs.

The Company’s net interest margin and net interest income in both periods presented were impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $3,456,000 during the first quarter of 2026 and $4,192,000 during the first quarter of 2025. Accretion of discounts on acquired loans contributed approximately 18 basis points to the net interest margin in the first quarter of 2026 and 24 basis points in the first quarter of 2025.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended March 31, 2026, the Company recorded a provision for credit losses of $2,000,000 compared with a provision for credit losses of $15,300,000 during the first quarter of 2025. The first quarter of 2025 included a provision for credit losses of $16,200,000 related to the “Day 2” adjustment for the Heartland acquisition. In a transaction like the Heartland merger, the accounting rules in effect prior to adoption of ASU 2025-08 required the acquirer to recognize an allowance for credit losses in the period of acquisition for both purchased credit deterioration (“PCD”) assets and non-PCD assets. The determination of PCD versus non-PCD determines how the allowance for credit loss flows through the financial statements. For PCD assets, the gross-up method includes the impact in the “Day 1” business combination entries with no impact to expense. For non-PCD assets, the impact is reflected outside of the business combination entries (sometimes referred to as “Day 2”) and is reflected in expense.

Net charge-offs totaled $1,147,000, or 8 basis points, on an annualized basis, of average loans outstanding during the first quarter of 2026 compared with $486,000, or 4 basis points, on an annualized basis, of average loans during the first quarter of 2025.

The provision for credit losses for the three months ended March 31, 2026 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended March 31, 2026, non-interest income totaled $17,226,000, an increase of $2,386,000, or 16%, compared with the first quarter of 2025. The increase during the first quarter of 2026 compared to the same period of 2025 was in part the result of the Heartland acquisition on February 1, 2025 and improvement of the Company’s existing fee revenue generation.

Non-interest Income (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Wealth Management Fees	$4,509	$3,836	$673	18%
Service Charges on Deposit Accounts	3,826	3,486	340	10
Company Owned Life Insurance	637	575	62	11
Interchange Fee Income	4,776	4,421	355	8
Other Operating Income	1,995	1,589	406	26
Subtotal	15,743	13,907	1,836	13
Net Gains on Sales of Loans	1,483	933	550	59
Net Gains (Losses) on Securities	—	—	—	n/m (1)
Total Non-interest Income	$17,226	$14,840	$2,386	16
(1) n/m= not meaningful

Wealth management fees increased $673,000, or 18%, during the first quarter of 2026 compared with the first quarter of 2025. The increase during the first quarter of 2026 compared with the first quarter of 2025 was largely attributable to increased assets under management, driven by healthy capital markets throughout much of 2025 and continued strong new business results.

Service charges on deposit accounts increased $340,000, or 10%, during the quarter ended March 31, 2026 compared with the same period of 2025. The increase during the first quarter of 2026 compared with the first quarter of 2025 was primarily driven by the Heartland acquisition in addition to increased customer utilization of deposit services.

For the quarter ended March 31, 2026, interchange fees increased $355,000, or 8%, compared with the same quarter of 2025. The increase during the first quarter of 2026 compared with the first quarter of 2025 was largely attributable to increased card utilization by customers and the Heartland acquisition.

Other operating income increased $406,000, or 26%, in the first quarter of 2026 compared with the first quarter of 2025. The increase during the first quarter of 2026 compared with the first quarter of 2025 was largely the result of the Heartland transaction.

Net gains on sales of loans increased $550,000, or 59%, compared with the first quarter of 2025. The increase during the first quarter of 2026 compared with the first quarter of 2025 was driven by a higher volume of loans sold and improved pricing on loans sold. Loan sales totaled $52.1 million during the first quarter of 2026 compared with $39.3 million during the first quarter of 2025.

Non-interest Expense:

During the quarter ended March 31, 2026, non-interest expense totaled $52,368,000, a decline of $414,000, or 1%, compared with the first quarter of 2025. The first quarter of 2025 non-interest expenses included approximately $5,932,000 of non-recurring acquisition-related expenses associated with the Heartland acquisition. On an adjusted basis, non-interest expense for the first quarter of 2025 was $46,850,000.

Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Three Months Ended March 31,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Salaries and Employee Benefits	$28,312	$28,040	$272	1%
Occupancy, Furniture and Equipment Expense	5,336	4,663	673	14
FDIC Premiums	1,001	900	101	11
Data Processing Fees	4,268	5,495	(1,227)	(22)
Professional Fees	1,991	4,184	(2,193)	(52)
Advertising and Promotion	1,616	1,454	162	11
Intangible Amortization	2,471	2,070	401	19
Other Operating Expenses	7,373	5,976	1,397	23
Total Non-interest Expense	$52,368	$52,782	$(414)	(1)

Salaries and benefits increased $272,000, or 1%, during the first quarter of 2026 compared with the first quarter of 2025. The first quarter of 2025 included approximately $1,843,000 of acquisition-related salary and benefit costs of a non-recurring nature. On an adjusted basis, salaries and benefits expense for the first quarter of 2025 totaled $26,197,000. The increase of $2,115,000 comparing the first quarter of 2026 to the adjusted first quarter of 2025 was primarily driven by an additional month of expense for the acquisition of Heartland in the first quarter of 2026 and a higher level of incentive compensation.

Occupancy, furniture and equipment expense increased $673,000, or 14%, for the three months ended March 31, 2026, compared to the same period of 2025. The increase during the three months ended March 31, 2026 compared with the same period of 2025 was largely attributable to the operating costs of the Heartland branch network.

During the first quarter of 2026, data processing fees declined $1,227,000, or 22%, compared with the first quarter of 2025. The decline in the first quarter of 2026 compared with the same period of 2025 was largely driven by acquisition-related costs, which totaled approximately $1,323,000 during the first quarter of 2025.

Professional fees declined $2,193,000, or 52%, during the first quarter of 2026 compared with the first quarter of 2025. This decline was largely attributable to acquisition related costs included in the first quarter of 2025, which totaled $2,661,000.

Intangible amortization increased $401,000, or 19%, during the first quarter of 2026 compared with the first quarter of 2025. The increase during the first quarter of 2026 compared with the same period of 2025 was attributable to the Heartland acquisition.

Other operating expenses increased $1,397,000, or 23%, for the three months ended March 31, 2026 compared with the same period of 2025. The increase during the first quarter of 2026 compared with the same period of 2025 was primarily attributable to an increase in reserves related to unfunded loan commitments, an increase in the Ohio financial institution tax and increased amortization expense for residential mortgage servicing rights as well as the operating costs of Heartland for a full quarter in 2026.

Income Taxes:

The Company’s effective income tax rate was 20.5% and 21.1%, respectively, during the three months ended March 31, 2026 and 2025. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

At March 31, 2026, total assets for the Company remained relatively stable compared with year end 2025 at $8.4 billion. Modest increases in cash and cash equivalents, securities available-for-sale and loans held for sale, were offset by a decline in the Company’s loan portfolio.

March 31, 2026 total loans declined $25.8 million, or 2% on an annualized basis, compared with December 31, 2025. The decline during the first quarter of 2026 compared with December 31, 2025 was largely driven by seasonal declines in agricultural lines of credit and a decline in commercial and industrial loans, partially mitigated by increased commercial real estate loans and retail loans. Agricultural loans declined $22.0 million, or 18% on an annualized basis, and commercial and industrial loans declined $15.3 million, or 7% on an annualized basis, while commercial real estate loans increased $9.9 million, or 1% on an annualized basis. Retail loans grew by $1.6 million, or 0.5% on an annualized basis, due in large part to strong home equity loan originations, which were partially offset by a reduced level of residential mortgage loans and consumer loans.

The composition of the loan portfolio has remained relatively stable and diversified over the past several years. The addition of the Heartland loan portfolio during the first quarter of 2025 resulted in only modest changes to the overall portfolio composition, most notably in the residential mortgage loan segment. The portfolio is most heavily weighted in commercial real estate loans at 54% of the portfolio, followed by commercial and industrial loans at 14% of the portfolio, residential mortgage loans at 13% of the portfolio, home equity loans at 9% of the portfolio and agricultural loans at 8% of the portfolio. The Company’s commercial lending is extended to various industries, including multi-family housing and lodging, agribusiness and manufacturing, as well as health care, wholesale, and retail services.

End of Period Loan Balances: (dollars in thousands)	March 31, 2026	December 31, 2025	Current Period Change
Commercial and Industrial Loans and Leases	$832,933	$848,240	$(15,307)
Commercial Real Estate Loans	3,152,336	3,142,472	9,864
Agricultural Loans	467,204	489,168	(21,964)
Home Equity and Consumer Loans	638,280	630,015	8,265
Residential Mortgage Loans	767,889	774,553	(6,664)
Total Loans	$5,858,642	$5,884,448	$(25,806)

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	March 31, 2026		December 31, 2025
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	22%	12%	21%	11%
Retail Space	15%	8%	14%	7%
Industrial, Manufacturing, Warehousing Properties	9%	5%	9%	5%
Lodging	9%	5%	9%	5%
1-4 Family Investment Properties	8%	4%	8%	4%
Healthcare Facilities	8%	4%	8%	4%
Office Real Estate	7%	4%	8%	4%
Land Development and Construction	6%	3%	6%	3%

The Company’s commercial real estate (“CRE”) loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at March 31, 2026 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2025, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied (which was 40% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which was 13% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	March 31, 2026	December 31, 2025
Commercial and Industrial Loans and Leases	$19,847	$20,754
Commercial Real Estate Loans	42,150	40,626
Agricultural Loans	3,244	3,324
Home Equity and Consumer Loans	5,522	5,352
Residential Mortgage Loans	7,784	7,638
Unallocated	—	—
Total Allowance for Credit Losses	$78,547	$77,694

The Company’s allowance for credit losses totaled $78.5 million at March 31, 2026 compared to $77.7 million at December 31, 2025. The allowance for credit losses represented 1.34% of period-end loans at March 31, 2026 compared with 1.32% at December 31, 2025.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of March 31, 2026, the Company held net discounts on acquired loans of $49.5 million, which included $47.6 million related to the Heartland loan portfolio.

The following is an analysis of the Company’s non-performing assets at March 31, 2026 and December 31, 2025:

Non-performing Assets: (dollars in thousands)	March 31, 2026	December 31, 2025
Non-accrual Loans	$29,556	$29,319
Past Due Loans (90 days or more and accruing)	—	92
Total Non-performing Loans	29,556	29,411
Other Real Estate	—	68
Total Non-performing Assets	$29,556	$29,479

Restructured Loans	$—	$—

Non-performing Loans to Total Loans	0.51%	0.50%
Non-performing Assets to Period End Assets	0.35%	0.35%
Allowance for Credit Loss to Non-performing Loans	265.76%	264.17%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Commercial and Industrial Loans and Leases	$15,415	$16,549	$—	$—
Commercial Real Estate Loans	6,621	6,303	—	92
Agricultural Loans	2,766	3,123	—	—
Home Equity Loans	776	776	—	—
Consumer Loans	347	181	—	—
Residential Mortgage Loans	3,631	2,387	—	—
Total	$29,556	$29,319	$—	$92

Non-performing assets totaled $29.6 million at March 31, 2026 compared to $29.4 million at December 31, 2025. Non-performing assets represented 0.35% of total assets at March 31, 2026 and December 31, 2025. Non-performing loans totaled $29.6 million at March 31, 2026 compared to $29.4 million at December 31, 2025. Non-performing loans represented 0.51% of total loans at March 31, 2026 compared to 0.50% at December 31, 2025. Total non-performing assets from the Heartland acquisition were approximately $18.7 million at March 31, 2026.

March 31, 2026 total deposits remained relatively stable compared to year-end 2025 at $7.0 billion. Non-interest bearing deposits have remained relatively stable as a percent of total deposits at approximately 28% at both March 31, 2026 and December 31, 2025. The addition of the Heartland deposit portfolio did not result in significant changes to the overall deposit portfolio composition.

End of Period Deposit Balances: (dollars in thousands)	March 31, 2026	December 31, 2025	Current Period Change
Non-interest-bearing Demand Deposits	$1,926,859	$1,944,831	$(17,972)
Interest-bearing Demand, Savings, & Money Market Accounts	3,768,529	3,755,374	13,155
Time Deposits < $100,000	459,370	475,943	(16,573)
Time Deposits of $100,000 or more	826,150	813,594	12,556
Total Deposits	$6,980,908	$6,989,742	$(8,834)

Capital Resources:

As of March 31, 2026, shareholders’ equity increased by $12.3 million to $1.175 billion compared with $1.162 billion at year-end 2025. The increase in shareholders’ equity was primarily attributable to increased retained earnings of $21.6 million due to net income of $33.2 million. Partially offsetting the increase in retained earnings was the payment of $11.6 million in shareholder dividends.

Shareholders’ equity represented 14.0% of total assets at March 31, 2026 and 13.9% of total assets at December 31, 2025. Shareholders’ equity included $406.8 million of goodwill and other intangible assets at March 31, 2026 compared to $409.3 million of goodwill and other intangible assets at December 31, 2025.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At March 31, 2026, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	3/31/2026 Ratio	12/31/2025 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.27%	14.93%	8.00%	N/A
Bank	14.03%	13.80%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.35%	14.04%	6.00%	N/A
Bank	13.11%	12.91%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	13.83%	13.52%	4.50%	N/A
Bank	13.11%	12.91%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	12.08%	11.54%	4.00%	N/A
Bank	11.04%	10.61%	4.00%	5.00%
(1) Excludes capital conservation buffer.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents increased $5.5 million during the three months ended March 31, 2026 ending at $123.9 million.  During the three months ended March 31, 2026, operating activities resulted in net cash inflows of $37.0 million. Investing activities resulted in net cash inflows of $2.5 million during the three months ended March 31, 2026. Financing activities resulted in net cash outflows for the three months ended March 31, 2026 of $34.0 million.

The Company’s bank subsidiary’s primary source of funding is its customer deposits, supplemented by reciprocal deposits. The bank subsidiary of the Company also utilizes short-term funding sources from time to time. These sources consist of overnight federal funds purchased from other financial institutions, secured repurchase agreements that generally mature within one day of the transaction date, and secured overnight variable rate borrowings from the FHLB and the Federal Reserve Bank. These borrowings represent an important source of short-term liquidity for the Company’s bank subsidiary. In addition, the

Company, as a separate and distinct corporation from its bank and other subsidiaries, also has the ability to borrow funds from other financial institutions and to raise debt or equity capital from the capital markets and other sources.

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.68 billion at the FHLB, but availability at March 31, 2026 was limited to approximately $634 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $764 million at the Federal Reserve Bank as of March 31, 2026, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of March 31, 2026, the parent company had approximately $62.1 million of cash and cash equivalents available to meet its cash flow needs.

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain, non-GAAP financial measures, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its net income, earnings per share, provision for credit losses, non-interest expense, non-interest income, efficiency ratio, return on average assets, return on average equity, return on tangible equity, and net interest margin on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the Current Expected Credit Losses (“CECL”) “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; and (2) non-recurring expenses related to the Heartland merger. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

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

Non-GAAP Reconciliation – Net Income and Earnings Per Share	Three Months Ended
(Dollars in Thousands, except per share amounts)	03/31/2026	03/31/2025
Net Income, as reported	$33,152	$10,517
Adjustments:
Plus: CECL Day 2 non-PCD provision	—	12,150
Plus: Non-recurring merger-related expenses	—	4,620
Adjusted Net Income	$33,152	$27,287

Weighted Average Shares Outstanding	37,517,833	34,680,719

Earnings Per Share, as reported	$0.88	$0.30
Earnings Per Share, as adjusted	$0.88	$0.79

Non-GAAP Reconciliation – Non-Interest Income and Non-Interest Expense	Three Months Ended
(Dollars in Thousands)	03/31/2026	03/31/2025

Non-Interest Expense	$52,368	$52,782
Less: Non-recurring merger-related expenses	—	5,932
Adjusted Non-Interest Expense	$52,368	$46,850

Non-GAAP Reconciliation – Efficiency Ratio	Three Months Ended
(Dollars in Thousands)	03/31/2026	03/31/2025

Adjusted Non-Interest Expense (from above)	$52,368	$46,850
Less: Intangible Amortization	2,471	2,070
Adjusted Non-Interest Expense excluding Intangible Amortization	$49,897	$44,780

Net Interest Income	$78,851	$66,572
Add: FTE Adjustment	1,350	1,319
Net Interest Income (FTE)	80,201	67,891

Non-Interest Income	17,226	14,840

Total Adjusted Total Revenue	$97,427	$82,731

Efficiency Ratio	51.21%	61.30%
Adjusted Efficiency Ratio	51.21%	54.13%

Non-GAAP Reconciliation – Net Interest Margin	Three Months Ended
(Dollars in Thousands)	03/31/2026	03/31/2025

Net Interest Income (FTE) from above	$80,201	$67,891
Less: Accretion of Discount on Acquired Loans	3,456	4,192
Adjusted Net Interest Income (FTE)	$76,745	$63,699
Average Earning Assets	$7,596,813	$6,922,503
Net Interest Margin (FTE)	4.26%	3.96%
Adjusted Net Interest Margin (FTE)	4.08%	3.72%

Non-GAAP Reconciliation – Return on Average Assets	Three Months Ended
(Dollars in Thousands)	03/31/2026	03/31/2025
Adjusted Net Income	$33,152	$27,287

Average Assets	$8,380,732	$7,628,810

Return on Average Assets, as reported	1.58%	0.55%
Return on Average Assets, as adjusted	1.58%	1.43%

Non-GAAP Reconciliation – Return on Average Equity	Three Months Ended
(Dollars in Thousands)	03/31/2026	03/31/2025
Adjusted Net Income	$33,152	$27,287

Average Equity	$1,184,292	$931,386

Return on Average Equity, as reported	11.20%	4.52%
Return on Average Equity, as adjusted	11.20%	11.72%

Non-GAAP Reconciliation – Return on Tangible Equity	Three Months Ended
(Dollars in Thousands)	03/31/2026	03/31/2025
Adjusted Net Income	$33,152	$27,287

Average Equity, as reported	$1,184,292	$931,386
Average Intangibles, as reported	407,940	338,573
Average Tangible Equity	$776,352	$592,813

Return on Tangible Equity, as reported	17.08%	7.10%
Return on Tangible Equity, as adjusted	17.08%	18.41%

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

Investors should consider these risks, uncertainties, and other factors, in addition to those mentioned by the Company in its Annual Report on Form 10-K for its fiscal year ended December 31, 2025, this Quarterly Report on Form 10-Q, and other SEC filings from time to time, when considering any forward-looking statement.

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

Interest Rate Sensitivity as of March 31, 2026 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$339,564	2.79%
+1%	335,303	1.50%
Base	330,343	—
-1%	323,488	(2.08)%
-2%	318,532	(3.58)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of March 31, 2026 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of March 31, 2026 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$1,111,992	(5.37)%	14.88%	(7) b.p.
+1%	1,146,902	(2.40)%	14.96%	1 b.p.
Base	1,175,155	—	14.95%	—
-1%	1,198,158	1.96%	14.85%	(10) b.p.
-2%	1,218,447	3.68%	14.69%	(26) b.p.

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

Item 4.  Controls and Procedures

As of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no pending legal proceedings, other than routine litigation incidental to the business of the Company’s subsidiaries, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in German American Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of Unregistered Securities.

Not applicable.

(b) Use of Proceeds.

Not applicable.

(c) Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended March 31, 2026.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
January 2026	—	$—	—	1,000,000
February 2026	—	—	—	1,000,000
March 2026	—	—	—	1,000,000
Total	—	$—	—
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

None.

(c) Insider trading arrangements.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1*
German American Bancorp, Inc. 2026 Management Incentive Plan applicable to Named Executive Officers (awards payable in 2027) is incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed March 5, 2026 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: May 6, 2026	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: May 6, 2026	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)