Form 10-Q
period 2026-06-30
GERMAN AMERICAN BANCORP, INC.
filed 2026-08-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2026

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

As of August 1, 2026, the registrant had 37,578,808 outstanding shares of Common Stock, no par value.

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

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and Due from Banks	$79,646	$71,428
Federal Funds Sold and Other Short-term Investments	14,512	46,954
Cash and Cash Equivalents	94,158	118,382

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,892,688 for June 30, 2026; Amortized Cost $1,865,732 for December 31, 2025; No Allowance for Credit Losses)	1,684,036	1,657,394
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	5,839	7,817

Loans	5,941,410	5,884,448
Less: Unearned Income	(9,175)	(9,351)
Allowance for Credit Losses	(79,374)	(77,694)
Loans, Net	5,852,861	5,797,403

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	17,415	17,688
Premises, Furniture and Equipment, Net	137,599	139,001
Other Real Estate	—	68
Goodwill	375,470	375,470
Intangible Assets	28,894	33,790
Company Owned Life Insurance	110,865	109,585
Accrued Interest Receivable and Other Assets	132,008	131,329
TOTAL ASSETS	$8,439,998	$8,388,780

LIABILITIES
Non-interest-bearing Demand Deposits	$1,967,770	$1,944,831
Interest-bearing Demand, Savings, and Money Market Accounts	3,676,343	3,755,374
Time Deposits	1,351,650	1,289,537
Total Deposits	6,995,763	6,989,742

FHLB Advances and Other Borrowings	169,037	182,683
Accrued Interest Payable and Other Liabilities	63,638	54,030
TOTAL LIABILITIES	7,228,438	7,226,455

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,577	37,496
Additional Paid-in Capital	708,055	706,818
Retained Earnings	631,097	582,945
Accumulated Other Comprehensive Income (Loss)	(165,169)	(164,934)
TOTAL SHAREHOLDERS’ EQUITY	1,211,560	1,162,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,439,998	$8,388,780
End of period shares issued and outstanding	37,576,750	37,495,679

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended June 30,
	2026	2025
INTEREST INCOME
Interest and Fees on Loans	$93,513	$90,002
Interest on Federal Funds Sold and Other Short-term Investments	1,186	3,932
Interest and Dividends on Securities:
Taxable	9,924	9,139
Non-taxable	3,559	3,362
TOTAL INTEREST INCOME	108,182	106,435

INTEREST EXPENSE
Interest on Deposits	25,176	30,635
Interest on FHLB Advances and Other Borrowings	1,798	2,645
TOTAL INTEREST EXPENSE	26,974	33,280

NET INTEREST INCOME	81,208	73,155
Provision for Credit Losses	1,500	1,200
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	79,708	71,955

NON-INTEREST INCOME
Wealth Management Fees	5,010	4,165
Service Charges on Deposit Accounts	3,988	3,714
Company Owned Life Insurance	667	703
Interchange Fee Income	5,328	5,057
Other Operating Income	2,204	1,815
Net Gains on Sales of Loans	1,549	1,279
Net Gains on Securities	—	—
TOTAL NON-INTEREST INCOME	18,746	16,733

NON-INTEREST EXPENSE
Salaries and Employee Benefits	27,142	26,638
Occupancy, Furniture and Equipment Expense	5,178	4,751
FDIC Premiums	936	888
Data Processing Fees	4,358	4,086
Professional Fees	2,144	2,112
Advertising and Promotion	1,240	1,300
Intangible Amortization	2,362	2,803
Other Operating Expenses	7,022	6,939
TOTAL NON-INTEREST EXPENSE	50,382	49,517

Income before Income Taxes	48,072	39,171
Income Tax Expense	9,900	7,810
NET INCOME	$38,172	$31,361

Basic Earnings per Share	$1.02	$0.84
Diluted Earnings per Share	$1.02	$0.84

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Six Months Ended June 30,
	2026	2025
INTEREST INCOME
Interest and Fees on Loans	$185,786	$171,507
Interest on Federal Funds Sold and Other Short-term Investments	1,498	6,148
Interest and Dividends on Securities:
Taxable	19,595	18,260
Non-taxable	7,011	6,736
TOTAL INTEREST INCOME	213,890	202,651

INTEREST EXPENSE
Interest on Deposits	49,874	57,663
Interest on FHLB Advances and Other Borrowings	3,957	5,261
TOTAL INTEREST EXPENSE	53,831	62,924

NET INTEREST INCOME	160,059	139,727
Provision for Credit Losses	3,500	16,500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	156,559	123,227

NON-INTEREST INCOME
Wealth Management Fees	9,519	8,001
Service Charges on Deposit Accounts	7,814	7,200
Company Owned Life Insurance	1,304	1,278
Interchange Fee Income	10,104	9,478
Other Operating Income	4,199	3,404
Net Gains on Sales of Loans	3,032	2,212
Net Gains (Losses) on Securities	—	—
TOTAL NON-INTEREST INCOME	35,972	31,573

NON-INTEREST EXPENSE
Salaries and Employee Benefits	55,454	54,678
Occupancy, Furniture and Equipment Expense	10,514	9,414
FDIC Premiums	1,937	1,788
Data Processing Fees	8,626	9,581
Professional Fees	4,135	6,296
Advertising and Promotion	2,856	2,754
Intangible Amortization	4,833	4,873
Other Operating Expenses	14,395	12,915
TOTAL NON-INTEREST EXPENSE	102,750	102,299

Income before Income Taxes	89,781	52,501
Income Tax Expense	18,457	10,623
NET INCOME	$71,324	$41,878

Basic Earnings per Share	$1.90	$1.16
Diluted Earnings per Share	$1.90	$1.16

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, dollars in thousands)

	Three Months Ended June 30,
	2026	2025

NET INCOME	$38,172	$31,361

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	12,120	2,702
Tax Effect	(2,548)	(581)
Net of Tax	9,572	2,121

Total Other Comprehensive Income (Loss)	9,572	2,121

COMPREHENSIVE INCOME	$47,744	$33,482

	Six Months Ended June 30,
	2026	2025

NET INCOME	$71,324	$41,878

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(314)	16,390
Tax Effect	79	(3,486)
Net of Tax	(235)	12,904

Total Other Comprehensive Income (Loss)	(235)	12,904

COMPREHENSIVE INCOME	$71,089	$54,782

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2026	37,495,679	$37,496	$706,818	$582,945	$(164,934)	$1,162,325

Net Income	—	—	—	33,152	—	33,152
Other Comprehensive Income (Loss)	—	—	—	—	(9,807)	(9,807)
Cash Dividends ($0.31 per share)	—	—	—	(11,582)	—	(11,582)
Issuance of Common Stock for:
Restricted Share Grants Net	69,599	69	430	—	—	499

Balances, March 31, 2026	37,565,278	$37,565	$707,248	$604,515	$(174,741)	$1,174,587

Net Income	—	—	—	38,172	—	38,172
Other Comprehensive Income (Loss)	—	—	—	—	9,572	9,572
Cash Dividends ($0.31 per share)	—	—	—	(11,590)	—	(11,590)
Issuance of Common Stock for:
Restricted Share Grants Net	11,472	12	807	—	—	819

Balances, June 30, 2026	37,576,750	$37,577	$708,055	$631,097	$(165,169)	$1,211,560

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2025	29,677,093	$29,677	$392,266	$513,588	$(220,464)	$715,067

Net Income	—	—	—	10,517	—	10,517
Other Comprehensive Income (Loss)	—	—	—	—	10,783	10,783
Cash Dividends ($0.29 per share)	—	—	—	(10,813)	—	(10,813)
Issuance of Common Stock for:
Acquisition of Heartland BancCorp	7,742,723	7,743	312,264	—	—	320,007
Restricted Share Grants Net	61,900	61	420	—	—	481

Balances, March 31, 2025	37,481,716	$37,481	$704,950	$513,292	$(209,681)	$1,046,042

Net Income	—	—	—	31,361	—	31,361
Other Comprehensive Income (Loss)	—	—	—	—	2,121	2,121
Cash Dividends ($0.29 per share)	—	—	—	(10,819)	—	(10,819)
Issuance of Common Stock for:
Restricted Share Grants Net	11,098	12	787	—	—	799

Balances, June 30, 2025	37,492,814	$37,493	$705,737	$533,834	$(207,560)	$1,069,504

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$71,324	$41,878
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	(856)	(892)
Depreciation and Amortization	9,651	8,550
Loans Originated for Sale	(120,840)	(73,416)
Proceeds from Sales of Loans Held-for-Sale	125,141	70,738
Provision for Credit Losses	3,500	16,500
Gain on Sale of Loans, Net	(3,032)	(2,212)
Loss on Sales of Other Real Estate and Repossessed Assets	22	—
Gain on Disposition of Premises and Equipment	(20)	(45)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,280)	(922)
Equity Based Compensation	1,318	1,280
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,055	1,819
Interest Payable and Other Liabilities	9,174	1,566
Net Cash from Operating Activities	95,157	64,844

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	343,734	266,786
Proceeds from Sales of Securities Available-for-Sale	14,984	205,376
Purchase of Securities Available-for-Sale	(384,818)	(289,086)
Proceeds from Redemption of Federal Home Loan Bank Stock	273	3,449
Proceeds from Sale of Loans Held for Investment	—	18,443
Loans Made to Customers, Net of Payments Received	(58,958)	(115,164)
Proceeds from Sales of Other Real Estate	46	—
Property and Equipment Expenditures	(3,918)	(2,004)
Proceeds from Sales of Land and Buildings	345	75
Acquisition of Heartland BancCorp	—	22,665
Net Cash from Investing Activities	(88,312)	110,540

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	5,978	(104,815)
Change in Short-term Borrowings	(13,730)	(37,500)
Advances in Long-term Debt	—	—
Repayments of Long-term Debt	(145)	(81)
Dividends Paid	(23,172)	(21,632)
Net Cash from Financing Activities	(31,069)	(164,028)

Net Change in Cash and Cash Equivalents	(24,224)	11,356
Cash and Cash Equivalents at Beginning of Year	118,382	188,792
Cash and Cash Equivalents at End of Period	$94,158	$200,148

Cash Paid During the Period for
Interest	$56,243	$62,844
Income Taxes	18,075	10,900

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(860)	$(1,259)
See Note 16 regarding non-cash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”. This guidance amends how entities account for certain acquired loans under the current expected credit loss (CECL) model by expanding the “gross-up” approach to include purchased seasoned loans rather than only including purchased credit-deteriorated assets. The guidance also eliminates the double count of expected credit losses that previously occurred when purchased loans were recorded at fair value with a credit loss discount and then separately recognized through a provision to establish the credit loss allowance. This guidance is effective for annual reporting periods beginning after December 15, 2026 including interim periods within those years. Early adoption is permitted. At March 31, 2026, the Company early adopted ASU 2025-08. The Company expects the amendments to primarily affect the accounting for loans acquired in future business combinations or asset acquisitions; as such, there was no impact in the current quarter.

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
June 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share is as follows:

	Three Months Ended June 30,
	2026	2025
Basic Earnings per Share:
Net Income	$38,172	$31,361
Weighted Average Shares Outstanding	37,564,295	37,479,342
Basic Earnings per Share	$1.02	$0.84

Diluted Earnings per Share:
Net Income	$38,172	$31,361

Weighted Average Shares Outstanding	37,564,295	37,479,342
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,564,295	37,479,342
Diluted Earnings per Share	$1.02	$0.84
For the three months ended June 30, 2026 and 2025, there were no anti-dilutive shares.

	Six Months Ended June 30,
	2026	2025
Basic Earnings per Share:
Net Income	$71,324	$41,878
Weighted Average Shares Outstanding	37,541,192	36,087,762
Basic Earnings per Share	$1.90	$1.16

Diluted Earnings per Share:
Net Income	$71,324	$41,878

Weighted Average Shares Outstanding	37,541,192	36,087,762
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,541,192	36,087,762
Diluted Earnings per Share	$1.90	$1.16

For the six months ended June 30, 2026 and 2025, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2026
U.S. Treasury	$124,910	$9	$(1)	$124,918
Obligations of State and Political Subdivisions	610,773	1,113	(100,252)	511,634
MBS/CMO	823,265	1,267	(83,707)	740,825
US Gov’t Sponsored Entities & Agencies	333,740	371	(27,452)	306,659
Total	$1,892,688	$2,760	$(211,412)	$1,684,036

December 31, 2025
U.S. Treasury	$152,026	$64	$—	$152,090
Obligations of State and Political Subdivisions	603,528	822	(106,744)	497,606
MBS/CMO	795,574	4,714	(80,746)	719,542
US Gov’t Sponsored Entities & Agencies	314,604	853	(27,301)	288,156
Total	$1,865,732	$6,453	$(214,791)	$1,657,394

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at June 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$126,370	$126,380
Due after one year through five years	11,678	11,546
Due after five years through ten years	71,107	63,859
Due after ten years	526,528	434,767
MBS/CMO	823,265	740,825
US Gov’t Sponsored Entities & Agencies	333,740	306,659
Total	$1,892,688	$1,684,036

During the first quarter of 2025, the Company sold approximately $204.9 million in securities that were acquired as part of the February 1, 2025 Heartland acquisition. As the Company had recorded the securities at fair value at the time of closing, no gain or loss was incurred on such sale.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

Proceeds from Sales	$14,984	$—
Gross Gains on Sales	—	—
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	—	—

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Proceeds from Sales	$14,984	$205,376
Gross Gains on Sales	—	—
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	—	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $957,118 and $1,034,917 as of June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of June 30, 2026 and December 31, 2025, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$37,252	$(1)	$—	$—	$37,252	$(1)
Obligations of State and Political Subdivisions	5,106	(37)	464,539	(100,215)	469,645	(100,252)
MBS/CMO	162,369	(2,314)	433,891	(81,393)	596,260	(83,707)
US Gov’t Sponsored Entities & Agencies	125,654	(1,368)	133,137	(26,084)	258,791	(27,452)
Total	$330,381	$(3,720)	$1,031,567	$(207,692)	$1,361,948	$(211,412)

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$3,054	$(29)	$461,657	$(106,715)	$464,711	$(106,744)
MBS/CMO	38,024	(420)	463,315	(80,326)	501,339	(80,746)
US Gov’t Sponsored Entities & Agencies	6,793	(40)	171,247	(27,261)	178,040	(27,301)
Total	$47,871	$(489)	$1,096,219	$(214,302)	$1,144,090	$(214,791)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. This evaluation process is applied to all types of securities held by the Company: obligations of state and political subdivisions, MBS/CMO and US gov’t sponsored entities and agencies. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for-sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at June 30, 2026 and December 31, 2025 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at June 30, 2026 or December 31, 2025.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $9,977 at June 30, 2026 and $9,239 at December 31, 2025. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at June 30, 2026 and December 31, 2025. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At June 30, 2026, there was no additional impairment recognized through earnings.

NOTE 5 - Derivatives

Interest Rate Swaps
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $105,611 at June 30, 2026 and $126,573 at December 31, 2025. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$105,611	$3,292	$126,573	$4,145

Included in Other Liabilities:
Interest Rate Swaps	$105,611	$3,351	$126,573	$4,212

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Rate Swaps:
Included in Other Operating Income	$33	$(19)	$80	$89

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

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of:

	June 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Lock Commitments	$20,858	$253	$18,047	$213

Included in Other Liabilities:
Interest Rate Lock Commitments	$15,000	$33	$11,000	$31
The net gains (losses) relating to non-designated derivative instruments used for risk management are summarized below for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest Rate Lock Commitments:
Included in Net Gains on Sales of Loans	$59	$34	$237	$(10)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	June 30, 2026	December 31, 2025
Commercial:
Commercial and Industrial Loans	$745,614	$761,167
Commercial Real Estate Loans	3,219,433	3,142,472
Agricultural Loans	476,605	489,168
Leases	88,224	87,073
Retail:
Home Equity Loans	522,396	484,300
Consumer Loans	101,186	117,648
Credit Cards	27,250	28,067
Residential Mortgage Loans	760,702	774,553

Subtotal	5,941,410	5,884,448
Less: Unearned Income	(9,175)	(9,351)
Allowance for Credit Losses	(79,374)	(77,694)
Loans, Net	$5,852,861	$5,797,403
The table above includes $66,659 and $89,134 of purchase credit deteriorated loans as of June 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended June 30, 2026 and 2025:

June 30, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$18,676	$42,150	$3,244	$1,171	$655	$4,291	$576	$7,784	$78,547
Provision (Benefit) for Credit Loss Expense	(1,071)	1,550	99	29	360	248	177	108	1,500
Loans Charged-off	—	—	—	—	(596)	(112)	(205)	(32)	(945)
Recoveries Collected	21	—	—	—	224	15	12	—	272
Total Ending Allowance Balance	$17,626	$43,700	$3,343	$1,200	$643	$4,442	$560	$7,860	$79,374

June 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$15,343	$37,811	$5,306	$1,151	$657	$3,942	$608	$10,340	$75,158
Provision (Benefit) for Credit Loss Expense	2,620	423	(2,176)	41	259	384	366	(717)	1,200
Loans Charged-off	(247)	(26)	—	—	(334)	—	(386)	(28)	(1,021)
Recoveries Collected	23	—	—	—	109	8	33	—	173
Total Ending Allowance Balance	$17,739	$38,208	$3,130	$1,192	$691	$4,334	$621	$9,595	$75,510

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2026 and 2025:

June 30, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$19,576	$40,626	$3,324	$1,178	$687	$4,065	$600	$7,638	$77,694
Provision (Benefit) for credit loss expense	(1,485)	3,037	19	171	546	470	378	364	3,500
Loans charged-off	(488)	—	—	(149)	(991)	(112)	(531)	(142)	(2,413)
Recoveries collected	23	37	—	—	401	19	113	—	593
Total ending allowance balance	$17,626	$43,700	$3,343	$1,200	$643	$4,442	$560	$7,860	$79,374

June 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,271)	(1,655)	720	(284)	1,056	(24)	2,013	(7)
2/1/2025 Acquired Heartland PCD	5,246	7,080	3,352	—	20	11	—	199	15,908
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for credit loss expense	2,545	1,085	(3,654)	75	486	492	631	(1,353)	307
Loans charged-off	(373)	(26)	—	—	(659)	—	(560)	(28)	(1,646)
Recoveries collected	27	—	—	—	222	9	54	—	312
Total ending allowance balance	$17,739	$38,208	$3,130	$1,192	$691	$4,334	$621	$9,595	$75,510

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
June 30, 2026
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

Commercial Real Estate Loans - Commercial real estate lending is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. Commercial real estate loans are collateralized by the borrower’s underlying real estate. Therefore, diminished cash flows not only affect the ability to repay the loan, but may also reduce the underlying collateral value.

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
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of June 30, 2026 and December 31, 2025:

June 30, 2026	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$173	$13,659	$—
Commercial Real Estate Loans	653	6,561	—
Agricultural Loans	1,579	2,719	3
Leases	—	—	—
Home Equity Loans	680	680	—
Consumer Loans	476	476	—
Credit Cards	47	47	—
Residential Mortgage Loans	1,995	2,701	—
Total	$5,603	$26,843	$3
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $26,843.
Interest income on non-accrual loans recognized during the three and six months ended June 30, 2026 totaled $30 and $73, respectively.

December 31, 2025	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$308	$16,549	$—
Commercial Real Estate Loans	285	6,303	92
Agricultural Loans	1,197	3,123	—
Leases	—	—	—
Home Equity Loans	776	776	—
Consumer Loans	30	33	—
Credit Cards	148	148	—
Residential Mortgage Loans	1,471	2,387	—
Total	$4,215	$29,319	$92
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $29,319.

Interest income on non-accrual loans recognized during the year ended December 31, 2025 totaled $521.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of June 30, 2026 and December 31, 2025:

June 30, 2026	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,410	$6,328	$—	$9,462	$21,200
Commercial Real Estate Loans	26,483	490	—	—	26,973
Agricultural Loans	2,362	201	—	627	3,190
Leases	—	—	—	—	—
Home Equity Loans	425	—	—	—	425
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	448	—	—	—	448
Total	$35,128	$7,019	$—	$10,089	$52,236

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$8,348	$6,880	$400	$10,070	$25,698
Commercial Real Estate Loans	30,670	494	—	—	31,164
Agricultural Loans	2,958	279	—	633	3,870
Leases	—	—	—	—	—
Home Equity Loans	425	—	—	—	425
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	633	—	—	—	633
Total	$43,034	$7,653	$400	$10,703	$61,790

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of June 30, 2026 and December 31, 2025:

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$547	$54	$6,119	$6,720	$738,894	$745,614
Commercial Real Estate Loans	1,402	432	4,342	6,176	3,213,257	3,219,433
Agricultural Loans	166	58	47	271	476,334	476,605
Leases	—	—	—	—	88,224	88,224
Home Equity Loans	1,099	299	680	2,078	520,318	522,396
Consumer Loans	219	111	476	806	100,380	101,186
Credit Cards	168	68	47	283	26,967	27,250
Residential Mortgage Loans	5,991	2,410	2,512	10,913	749,789	760,702
Total	$9,592	$3,432	$14,223	$27,247	$5,914,163	$5,941,410

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$518	$1,600	$7,096	$9,214	$751,953	$761,167
Commercial Real Estate Loans	2,559	281	4,497	7,337	3,135,135	3,142,472
Agricultural Loans	875	—	1,124	1,999	487,169	489,168
Leases	—	—	—	—	87,073	87,073
Home Equity Loans	2,415	140	776	3,331	480,969	484,300
Consumer Loans	1,017	287	33	1,337	116,311	117,648
Credit Cards	222	105	148	475	27,592	28,067
Residential Mortgage Loans	9,383	2,751	2,142	14,276	760,277	774,553
Total	$16,989	$5,164	$15,816	$37,969	$5,846,479	$5,884,448

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three or six months ended June 30, 2026, or the year ended December 31, 2025, resulted in the permanent reduction of the amortized cost in the loan.

During the three and six months ended June 30, 2026 and 2025, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three or six months ended June 30, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

Based on the analysis performed at June 30, 2026 and December 31, 2025, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$63,674	$117,358	$92,421	$56,277	$64,987	$77,806	$234,672	$707,195
Special Mention	—	529	940	1,894	1,097	3,062	4,595	12,117
Substandard	1,250	78	1,458	2,683	5,174	13,420	2,239	26,302
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$64,924	$117,965	$94,819	$60,854	$71,258	$94,288	$241,506	$745,614

Current Period Gross Charge-Offs	$—	$—	$—	$—	$114	$7	$367	$488

Commercial Real Estate:
Risk Rating
Pass	$216,666	$513,434	$412,908	$355,467	$472,949	$1,096,282	$38,918	$3,106,624
Special Mention	3,668	123	2,368	36,397	3,091	27,944	1,332	74,923
Substandard	226	57	—	1,085	3,617	32,901	—	37,886
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$220,560	$513,614	$415,276	$392,949	$479,657	$1,157,127	$40,250	$3,219,433

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural:
Risk Rating
Pass	$30,283	$46,645	$31,130	$26,314	$40,030	$133,959	$103,318	$411,679
Special Mention	1,748	7,397	2,117	4,350	4,738	17,597	20,018	57,965
Substandard	100	150	463	772	95	4,658	723	6,961
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$32,131	$54,192	$33,710	$31,436	$44,863	$156,214	$124,059	$476,605

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$15,685	$29,229	$21,430	$15,860	$2,368	$3,652	$—	$88,224
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$15,685	$29,229	$21,430	$15,860	$2,368	$3,652	$—	$88,224

Current Period Gross Charge-Offs	$—	$—	$—	$149	$—	$—	$—	$149

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the amortized cost in residential, home equity and consumer loans based on payment activity as well as the current period gross charge-offs for the periods ended June 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$20,966	$45,679	$12,741	$7,271	$3,384	$3,903	$6,766	$100,710
Nonperforming	—	18	266	19	9	164	—	476
Total Consumer Loans	$20,966	$45,697	$13,007	$7,290	$3,393	$4,067	$6,766	$101,186

Current Period Gross Charge-Offs	$881	$51	$28	$23	$1	$7	$—	$991

Home Equity:
Payment performance
Performing	$57	$502	$1,659	$2,132	$3,998	$6,044	$507,324	$521,716
Nonperforming	—	—	282	78	71	187	62	680
Total Home Equity Loans	$57	$502	$1,941	$2,210	$4,069	$6,231	$507,386	$522,396

Current Period Gross Charge-Offs	$—	$—	$—	$—	$87	$25	$—	$112

Residential Mortgage:
Payment performance
Performing	$39,584	$75,597	$80,467	$84,812	$178,647	$298,894	$—	$758,001
Nonperforming	—	—	117	425	152	2,007	—	2,701
Total Residential Mortgage Loans	$39,584	$75,597	$80,584	$85,237	$178,799	$300,901	$—	$760,702

Current Period Gross Charge-Offs	$—	$—	$32	$51	$—	$59	$—	$142

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	June 30, 2026	December 31, 2025

Performing	$27,203	$27,919
Nonperforming	47	148

Total	$27,250	$28,067

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

June 30, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	2,391	—	—	—	—	—	2,391

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Loan Servicing

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at period end are as follows:

	June 30, 2026	December 31, 2025
Mortgage loan portfolios serviced for:
FHLB	$93,481	$84,942
FHLMC	356,706	348,750
FNMA	1,520	1,651

Custodial escrow balances maintained in connection with serviced loans were $1,884 and $1,110 at June 30, 2026 and December 31, 2025, respectively.

Activity for loan servicing rights and the related valuation allowance follows:

	June 30, 2026	December 31, 2025
Loan Servicing Rights:
Beginning of Year	$4,544	$179
Additions	472	569
2/1/2025 Acquired Heartland Loan Servicing Rights	—	4,513
Disposals	—	—
Amortized to Expense	383	717
Other Changes	—	—
Change in Valuation Allowance	—	—
End of Period	$4,633	$4,544

Valuation Allowance:
Beginning of Year	$—	$—
Additions Expensed	—	—
Reductions Credited to Operations	—	—
Direct Write-downs	—	—
End of Period	$—	$—

The fair value of servicing rights was $5,013 and $4,556 at June 30, 2026 and December 31, 2025, respectively. Fair value at June 30, 2026 was determined using discount rates ranging from 9.65% to 10.00%, prepayment speeds ranging from 9.00% to 55.26%, depending on the stratification of the specific right, and a weighted average default rate of 0.51%. Fair value at December 31, 2025, was determined using a discount rate ranging from 9.63% to 10.00%, prepayment speeds ranging from 9.00% to 27.54%, depending on the stratification of the specific right, and a weighted average default rate of 0.43%.

NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $30,122 and $43,852 as of June 30, 2026 and December 31, 2025, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 9 – Segment Information

The Company’s reportable segments are determined by the type of products and services offered and the level of information provided to the Company’s chief operating decision maker, who uses such information in evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocation resources. The Company's chief operating decision maker is comprised of its Chairman and Chief

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)
Executive Officer and its President and Chief Financial Officer. The Company’s operations include two primary segments: core banking and wealth management services.

The core banking segment involves attracting deposits from the general public and using such funds to originate consumer, commercial and agricultural, commercial and agricultural real estate, and residential mortgage loans, primarily in the Company’s local markets by the Company’s banking subsidiary, German American Bank. Net interest income from loans and investments funded by deposits and borrowings is the primary revenue for the core banking segment. The core banking segment also involves the sale of residential mortgage loans in the secondary market. The wealth management segment’s revenues are comprised primarily of fees generated by the wealth advisory and trust operations of the Company’s banking subsidiary and by German American Investment Services, Inc. These fees are derived by providing trust, investment advisory, brokerage and retirement planning services to its customers.

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

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Three Months Ended June 30, 2026
Interest and Fees on Loans	$93,513	$—	$—	$93,513
Interest on Securities and Other Short-term Investments	14,535	114	104	14,753
Net Gains on Sales of Loans	1,549	—	—	1,549
Wealth Management Fees	1	5,009	—	5,010

Reconciliation of Revenue:
Other Revenues				12,187
Elimination of Intercompany Revenues				(84)
Total Consolidated Revenue				126,928

Less:
Interest on Deposits	25,260	—	—	25,260
Interest on FHLB Advances and Other Borrowings	1,062	—	736	1,798
Provision for Credit Losses	1,500	—	—	1,500
Salaries and Employee Benefits	24,669	2,332	141	27,142

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				23,240
Elimination of Intersegment Expenses				(84)
Income before Income Taxes				$48,072

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$47,786	$2,068	$(1,782)	$48,072
Segment Assets at June 30, 2026	$8,410,471	$22,089	$7,438	$8,439,998
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Three Months Ended June 30, 2025
Interest and Fees on Loans	$90,002	$—	$—	$90,002
Interest on Securities and Other Short-term Investments	16,326	85	117	16,528
Net Gains on Sales of Loans	1,279	—	—	1,279
Wealth Management Fees	1	4,164	—	4,165

Reconciliation of Revenue:
Other Revenues				11,289
Elimination of Intercompany Revenues				(95)
Total Consolidated Revenue				123,168

Less:
Interest on Deposits	30,730	—	—	30,730
Interest on FHLB Advances and Other Borrowings	848	—	1,797	2,645
Provision for Credit Losses	1,200	—	—	1,200
Salaries and Employee Benefits	24,253	1,958	427	26,638

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				22,879
Elimination of Intersegment Expenses				(95)
Income before Income Taxes				$39,171

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$40,408	$1,500	$(2,737)	$39,171
Segment Assets at December 31, 2025	$8,363,150	$18,703	$6,927	$8,388,780
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Six Months Ended June 30, 2026
Interest and Fees on Loans	$185,786	$—	$—	$185,786
Interest on Securities and Other Short-term Investments	27,853	210	202	28,265
Net Gains on Sales of Loans	3,032	—	—	3,032
Wealth Management Fees	2	9,517	—	9,519

Reconciliation of Revenue:
Other Revenues				23,421
Elimination of Intercompany Revenues				(161)
Total Consolidated Revenue				249,862

Less:
Interest on Deposits	50,035	—	—	50,035
Interest on FHLB Advances and Other Borrowings	2,488	—	1,469	3,957
Provision for Credit Losses	3,500	—	—	3,500
Salaries and Employee Benefits	50,765	4,385	304	55,454

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				47,296
Elimination of Intersegment Expenses				(161)
Income before Income Taxes				$89,781

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$89,558	$3,801	$(3,578)	$89,781
Segment Assets at June 30, 2026	$8,410,471	$22,089	$7,438	$8,439,998
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Six Months Ended June 30, 2025
Interest and Fees on Loans	$171,507	$—	$—	$171,507
Interest on Securities and Other Short-term Investments	30,949	151	252	31,352
Net Gains on Sales of Loans	2,212	—	—	2,212
Wealth Management Fees	2	7,999	—	8,001

Reconciliation of Revenue:
Other Revenues				21,360
Elimination of Intercompany Revenues				(208)
Total Consolidated Revenue				234,224

Less:
Interest on Deposits	57,871	—	—	57,871
Interest on FHLB Advances and Other Borrowings	1,745	—	3,516	5,261
Provision for Credit Losses	16,500	—	—	16,500
Salaries and Employee Benefits	50,150	3,845	683	54,678

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				47,621
Elimination of Intersegment Expenses				(208)
Income before Income Taxes				$52,501

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$57,219	$2,910	$(7,628)	$52,501
Segment Assets at December 31, 2025	$8,363,150	$18,703	$6,927	$8,388,780
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

For the three and six months ended June 30, 2026 and 2025, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and six months ended June 30, 2026 and 2025.  In addition, there was no unrecognized option expense.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in three annual installments. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and six months ended June 30, 2026, the Company granted 13,300 and 94,935 shares of restricted stock, respectively. During the three and six months ended June 30, 2025, the Company granted 17,414 and 86,944 shares of restricted stock, respectively. Total unvested shares of restricted stock at June 30, 2026 and December 31, 2025 were 188,482 and 133,297, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended June 30,
	2026	2025

Restricted Stock Expense	$824	$910
Cash Entitlement Expense	246	156
Tax Effect	(257)	(276)
Net of Tax	$813	$790

	Six Months Ended June 30,
	2026	2025

Restricted Stock Expense	$1,786	$1,670
Cash Entitlement Expense	488	340
Tax Effect	(545)	(521)
Net of Tax	$1,729	$1,489

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $6,352 and $6,056 as of June 30, 2026 and 2025, respectively.

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

For the three and six months ended June 30, 2026, the Company recorded $34 and $48, respectively, of expense related to the 2019 ESPP resulting in $25 and $36 net of tax, respectively. For the three and six months ended June 30, 2025, the Company recorded $8 and $16, respectively, of expense related to the 2019 ESPP resulting in $6 and $12 net of tax, respectively. There was no unrecognized compensation expense as of June 30, 2026 and 2025 for the 2019 ESPP. No stock options were outstanding as of June 30, 2026 and December 31, 2025.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At June 30, 2026, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

Interest Rate Swap Derivatives: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Company's derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

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
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
Other Real Estate: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property utilizing similar techniques as discussed above for Collateral Dependent Loans, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, impairment loss is recognized.

Mortgage Servicing Rights (MSR): On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount exceeds fair value, impairment is determined and recorded. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates stratifying the MSRs into groupings based on predominant risk characteristics, such as loan type, term and interest rate as well as time period originated. The amortized cost of the Company's MSRs was $4.6 million and $4.5 million, at June 30, 2026 and December 31, 2025, respectively. No impairment was recorded for the MSRs at June 30, 2026 or December 31, 2025.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$124,918	$—	$—	$124,918
Obligations of State and Political Subdivisions	—	511,634	—	511,634
MBS/CMO	—	740,825	—	740,825
US Gov’t Sponsored Entities & Agencies	—	306,659	—	306,659
Total Securities	$124,918	$1,559,118	$—	$1,684,036

Loans Held-for-Sale	$—	$5,839	$—	$5,839

Derivative Assets	$—	$3,292	$—	$3,292

Derivative Liabilities	$—	$3,351	$—	$3,351

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$152,090	$—	$—	$152,090
Obligations of State and Political Subdivisions	—	497,606	—	497,606
MBS/CMO	—	719,542	—	719,542
US Gov’t Sponsored Entities & Agencies	—	288,156	—	288,156
Total Securities	$152,090	$1,505,304	$—	$1,657,394

Loans Held-for-Sale	$—	$7,817	$—	$7,817

Derivative Assets	$—	$4,145	$—	$4,145

Derivative Liabilities	$—	$4,212	$—	$4,212

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
During the three and six months ended June 30, 2026 and 2025, there was no activity in Level 3 securities.

As of June 30, 2026 and December 31, 2025, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	June 30, 2026	December 31, 2025

Aggregate Fair Value	$5,839	$7,817
Contractual Balance	5,770	7,660
Gain	69	157
The total amount of gains (losses) from changes in fair value included in earnings for the three and six months ended June 30, 2026 for loans held for sale were $(42) and $(88), respectively. The total amount of gains (losses) from changes in fair value included in earnings for the three and six months ended June 30, 2025 for loans held for sale were $96 and $92, respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$12,482	$12,482
Commercial Real Estate Loans	$—	$—	$19,455	$19,455
Agricultural Loans	$—	$—	$1,397	$1,397
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$331	$331
Residential Mortgage Loans	$—	$—	$236	$236

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$14,914	$14,914
Commercial Real Estate Loans	$—	$—	$23,698	$23,698
Agricultural Loans	$—	$—	$2,544	$2,544
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$330	$330
Residential Mortgage Loans	$—	$—	$366	$366

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2026 and December 31, 2025:

June 30, 2026	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$12,482	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (69%)
Collateral Dependent Loans - Commercial Real Estate Loans	$19,455	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (73%)
Collateral Dependent Loans - Agricultural Loans	$1,397	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-100% (79%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-0% (0%)
Collateral Dependent Loans - Home Equity Loans	$331	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$236	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$14,914	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-100% (69%)
Collateral Dependent Loans - Commercial Real Estate Loans	$23,698	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (89%)
Collateral Dependent Loans - Agricultural Loans	$2,544	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-53% (37%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-0% (0%)
Collateral Dependent Loans - Home Equity Loans	$330	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$366	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ended June 30, 2026 and December 31, 2025. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at June 30, 2026 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$94,158	$79,646	$14,512	$—	$94,158
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,818,960	—	—	5,776,218	5,776,218
Accrued Interest Receivable	38,046	—	10,122	27,924	38,046
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,644,113)	(5,644,113)	—	—	(5,644,113)
Time Deposits	(1,351,650)	—	(1,342,995)	—	(1,342,995)
Short-term Borrowings	(30,122)	—	(30,122)	—	(30,122)
Long-term Debt	(138,915)	—	(101,937)	(35,062)	(136,999)
Accrued Interest Payable	(7,831)	—	(7,533)	(298)	(7,831)

		Fair Value Measurements at December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$118,382	$71,428	$46,954	$—	$118,382
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,755,551	—	—	5,702,933	5,702,933
Accrued Interest Receivable	38,997	—	9,496	29,501	38,997
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,700,205)	(5,700,205)	—	—	(5,700,205)
Time Deposits	(1,289,537)	—	(1,286,002)	—	(1,286,002)
Short-term Borrowings	(43,852)	—	(43,852)	—	(43,852)
Long-term Debt	(138,831)	—	(102,892)	(34,126)	(137,018)
Accrued Interest Payable	(10,243)	—	(9,925)	(318)	(10,243)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2026 and 2025, net of tax:

June 30, 2026	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2026	$(174,227)	$(514)	$(174,741)
Other Comprehensive Income (Loss) Before Reclassification	9,572	—	9,572
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	9,572	—	9,572
Ending Balance at June 30, 2026	$(164,655)	$(514)	$(165,169)

June 30, 2026	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2026	$(164,420)	$(514)	$(164,934)
Other Comprehensive Income (Loss) Before Reclassification	(235)	—	(235)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	(235)	—	(235)
Ending Balance at June 30, 2026	$(164,655)	$(514)	$(165,169)

June 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at April 1, 2025	$(209,167)	$(514)	$(209,681)
Other Comprehensive Income (Loss) Before Reclassification	2,121	—	2,121
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	2,121	—	2,121
Ending Balance at June 30, 2025	$(207,046)	$(514)	$(207,560)

June 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2025	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	12,904	—	12,904
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	12,904	—	12,904
Ending Balance at June 30, 2025	$(207,046)	$(514)	$(207,560)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)
The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2026	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2026	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended June 30, 2025	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Six Months Ended June 30, 2025	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three and six months ended June 30, 2026 and 2025. Wealth management fees are included in the wealth management services segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	June 30,
Non-interest Income	2026	2025
In-Scope of Topic 606:
Wealth Management Fees	$5,010	$4,165
Service Charges on Deposit Accounts	3,988	3,714
Interchange Fee Income	5,328	5,057
Other Operating Income:
ATM Fees	315	337
Wire Transfer Fees	254	243
Other (1)	381	326
Non-interest Income (in-scope of Topic 606)	15,276	13,842
Non-interest Income (out-of-scope of Topic 606)	3,470	2,891
Total Non-interest Income	$18,746	$16,733
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $381 thousand and $326 thousand for the three months ended June 30, 2026 and 2025, respectively, all of which are within the scope of ASC 606.

	Six Months Ended
	June 30,
Non-interest Income	2026	2025
In-Scope of Topic 606:
Wealth Management Fees	$9,519	$8,001
Service Charges on Deposit Accounts	7,814	7,200
Interchange Fee Income	10,104	9,478
Other Operating Income:
ATM Fees	601	628
Wire Transfer Fees	478	446
Other (1)	767	595
Non-interest Income (in-scope of Topic 606)	29,283	26,348
Non-interest Income (out-of-scope of Topic 606)	6,689	5,225
Total Non-interest Income	$35,972	$31,573
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $767 thousand and $595 thousand for the six months ended June 30, 2026 and 2025, respectively, all of which are within the scope of ASC 606.

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	June 30, 2026	June 30, 2025

Finance Lease Cost:
Amortization of Right-of-Use Assets	$52	$53
Interest on Lease Liabilities	56	64
Operating Lease Cost	387	304
Short-term Lease Cost	—	—
Total Lease Cost	$495	$421

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Finance Lease Cost:
Amortization of Right-of-Use Assets	$105	$105
Interest on Lease Liabilities	115	130
Operating Lease Cost	787	618
Short-term Lease Cost	—	—
Total Lease Cost	$1,007	$853

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

The weighted average lease term and discount rates were as follows:

	June 30, 2026	December 31, 2025

Weighted Average Remaining Lease Term:
Finance Leases	6 years	6 years
Operating Leases	5 years	5 years

Weighted Average Discount Rate:
Finance Leases	11.28%	11.30%
Operating Leases	3.26%	3.27%
Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025

Finance Leases
Premises, Furniture and Equipment, Net	$1,123	$1,228
Other Borrowings	1,992	2,137

Operating Leases
Operating Lease Right-of-Use Assets	$4,901	$5,584
Operating Lease Liabilities	5,079	5,764

Supplemental cash flow information related to leases was as follows:

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$115	$130
Operating Cash Flows from Operating Leases	789	625
Financing Cash Flows from Finance Leases	156	141

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	June 30, 2026
	Finance Leases	Operating Leases

Year 1	$519	$1,451
Year 2	445	1,034
Year 3	438	781
Year 4	438	518
Year 5	438	429
Thereafter	414	1,418
Total Lease Payments	2,692	5,631
Less Imputed Interest	(700)	(552)
Total	$1,992	$5,079

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

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
June 30, 2026
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

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 6/30/2025	Quarter Ended 6/30/2024

Net Interest Income	$73,155	$68,771
Non-interest Income	16,733	21,217
Total Revenue	89,888	89,988
Provision for Credit Losses	1,200	(643)
Non-interest Expense	48,588	49,219
Income Before Income Taxes	40,100	41,412
Income Tax Expense	8,039	9,725
Net Income	$32,061	$31,687
Earnings Per Share and Diluted Earnings Per Share	$0.86	$0.85

For the three months ended June 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $929 on a pre-tax basis.

	Unaudited Pro Forma	Unaudited Pro Forma
	Six Months Ended 6/30/2025	Six Months Ended 6/30/2024

Net Interest Income	$145,916	$135,029
Non-interest Income	32,354	39,431
Total Revenue	178,270	174,460
Provision for Credit Losses	284	257
Non-interest Expense	99,615	99,475
Income Before Income Taxes	78,371	74,728
Income Tax Expense	17,013	16,385
Net Income	$61,358	$58,343
Earnings Per Share and Diluted Earnings Per Share	$1.64	$1.56

For the six months ended June 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $6,861 on a pre-tax basis and Day 2 provision for credit losses under the CECL model of $16,200 on a pre-tax basis.

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

This section presents an analysis of the consolidated financial condition of the Company as of June 30, 2026 and December 31, 2025 and the consolidated results of operations for the three and six months ended June 30, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net income for the quarter ended June 30, 2026 totaled $38,172,000, or $1.02 per share, an increase of 21% on a per share basis compared with the second quarter 2025 net income of $31,361,000, or $0.84 per share. Net Income for the six months ended June 30, 2026 totaled $71,324,000, or $1.90 per share, an increase of 64% on a per share basis compared with the first six months of 2025 net income of $41,878,000, or $1.16 per share.

The second quarter of 2025 results of operations included Heartland acquisition-related expenses of $929,000 ($697,000, on an after tax basis). The first six months of 2025 results of operations included acquisition-related expenses of $6,860,000 ($5,316,000, on an after tax basis) and a “Day 2” adjustment to the provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis), in each case, related to the Heartland merger. On an adjusted basis, net income for the second quarter of 2025 was $32,058,000, or $0.86 per share, and for the six months ended June 30, 2025, was $59,345,000, or $1.64 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

In calculating the adequacy of the allowance at June 30, 2026, management weighted different scenarios, including a baseline scenario as well as two additional alternative scenarios. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. Excluding the consideration of qualitative adjustments, the sensitivity analysis utilizing the adverse scenario would result in a hypothetical increase in the Company’s allowance of $5,300,000. Excluding consideration of qualitative adjustments, a corresponding $4,200,000 decrease in the Company’s allowance would occur in a hypothetical scenario if only the baseline scenario was used. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s estimation of the adequacy of the allowance for credit losses at June 30, 2026.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at June 30, 2026. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of June 30, 2026, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $2,760,000 and gross unrealized losses totaled approximately $211,412,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

Equity securities that do not have readily determinable fair values are carried at cost, less impairment, with observable price changes being recognized in earnings.

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

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 2026 totaled $38,172,000, or $1.02 per share, an increase of 21% on a per share basis compared with the second quarter 2025 net income of $31,361,000, or $0.84 per share. Net Income for the six months ended June 30, 2026 totaled $71,324,000, or $1.90 per share, an increase of 64% on a per share basis compared with the first six months of 2025 net income of $41,878,000, or $1.16 per share.

The second quarter of 2025 results of operations included Heartland acquisition-related expenses of $929,000 ($697,000, on an after tax basis). The first six months of 2025 results of operations included acquisition-related expenses of $6,860,000 ($5,316,000, on an after tax basis) and a “Day 2” adjustment to the provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis), in each case, related to the Heartland merger. On an adjusted basis, net income for the second quarter of 2025 was $32,058,000, or $0.86 per share, and for the six months ended June 30, 2025, was $59,345,000, or $1.64 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended June 30, 2026 and 2025. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$128,925	$1,186	3.69%	$353,588	$3,932	4.46%
Securities:
Taxable	1,191,408	9,924	3.33%	1,119,679	9,139	3.26%
Non-taxable	497,749	4,505	3.62%	452,917	4,256	3.76%
Total Loans and Leases⁽²⁾	5,879,528	93,957	6.41%	5,678,929	90,378	6.38%
TOTAL INTEREST EARNING ASSETS	7,697,610	109,572	5.71%	7,605,113	107,705	5.68%
Other Assets	864,036			894,911
Less: Allowance for Credit Losses	(79,801)			(75,696)
TOTAL ASSETS	$8,481,845			$8,424,328

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,906,958	$6,218	1.31%	$1,946,716	$7,800	1.61%
Savings Deposits and Money Market Accounts	1,869,579	7,803	1.67%	1,911,480	9,939	2.09%
Time Deposits	1,340,636	11,155	3.34%	1,381,233	12,896	3.75%
FHLB Advances and Other Borrowings	170,945	1,798	4.22%	208,241	2,645	5.09%
TOTAL INTEREST-BEARING LIABILITIES	5,288,118	26,974	2.05%	5,447,670	33,280	2.45%
Demand Deposit Accounts	1,946,872			1,873,459
Other Liabilities	55,572			54,972
TOTAL LIABILITIES	7,290,562			7,376,101
Shareholders’ Equity	1,191,283			1,048,227
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,481,845			$8,424,328

COST OF FUNDS			1.41%			1.76%
NET INTEREST INCOME		$82,598			$74,425
NET INTEREST MARGIN (3)			4.30%			3.92%
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

The following table summarizes net interest income (on a tax-equivalent basis) for the six months ended June 30, 2026 and 2025. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$82,170	$1,498	3.68%	$277,486	$6,148	4.47%
Securities:
Taxable	1,190,018	19,595	3.29%	1,114,594	18,260	3.28%
Non-taxable	499,424	8,875	3.55%	464,719	8,527	3.67%
Total Loans and Leases⁽²⁾	5,875,878	186,661	6.40%	5,408,894	172,305	6.42%
TOTAL INTEREST EARNING ASSETS	7,647,490	216,629	5.70%	7,265,693	205,240	5.69%
Other Assets	863,386			833,936
Less: Allowance for Credit Losses	(79,308)			(70,863)
TOTAL ASSETS	$8,431,568			$8,028,766

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,867,508	$11,970	1.29%	$1,878,364	$14,913	1.60%
Savings Deposits and Money Market Accounts	1,878,912	15,631	1.68%	1,796,749	18,134	2.04%
Time Deposits	1,317,045	22,273	3.41%	1,325,992	24,616	3.74%
FHLB Advances and Other Borrowings	193,606	3,957	4.12%	212,404	5,261	4.99%
TOTAL INTEREST-BEARING LIABILITIES	5,257,071	53,831	2.06%	5,213,509	62,924	2.43%
Demand Deposit Accounts	1,929,001			1,772,153
Other Liabilities	57,689			52,975
TOTAL LIABILITIES	7,243,761			7,038,637
Shareholders’ Equity	1,187,807			990,129
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,431,568			$8,028,766

COST OF FUNDS			1.42%			1.75%
NET INTEREST INCOME		$162,798			$142,316
NET INTEREST MARGIN (3)			4.28%			3.94%
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

During the second quarter of 2026, net interest income, on a non tax-equivalent basis, totaled $81,208,000, an increase of $8,053,000, or 11%, compared to the second quarter of 2025 net interest income of $73,155,000. During the first six months of 2026, net interest income, on a non tax-equivalent basis, totaled $160,059,000, an increase of $20,332,000, or 15%, compared to the first six months of 2025 net interest income of $139,727,000. The improvement in net interest income during the second quarter of 2026 compared with the second quarter of 2025 and six months ended June 30, 2026 compared with the same period of 2025 was the result of an improved net interest margin and a higher level of average earning assets.

The tax equivalent net interest margin for the quarter ended June 30, 2026 was 4.30% compared with 3.92% in the second quarter of 2025. The tax equivalent net interest margin for the six months ended June 30, 2026, was 4.28% compared with 3.94% for the six months ended June 30, 2025. The continued improvement in the net interest margin for both periods in 2026 was driven by a lower cost of funds primarily attributable to lower deposit costs and improved yields on earning assets. The lower cost of deposits was driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2025 and the Company’s ability to correspondingly lower deposit costs.

The Company’s net interest margin and net interest income in all periods presented were impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $3,235,000 during the second quarter of 2026 and $3,483,000 during the second quarter of 2025. Accretion of discounts on acquired loans contributed approximately 17 basis points to the net interest margin in the second quarter of 2026 and 18 basis points in the second quarter of 2025. Accretion of discounts on acquired loans totaled $6,691,000 during the six months ended June 30, 2026 compared to $7,675,000 during the six months ended June 30, 2025. Accretion of discounts on acquired loans contributed approximately 17 basis points to the net interest margin for the first six months of 2026 and 21 basis points in the first six months of 2025.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended June 30, 2026, the Company recorded a provision for credit losses of $1,500,000 compared with a provision for credit losses of $1,200,000 during the second quarter of 2025. During the six months ended June 30, 2026, the Company recorded a provision for credit losses of $3,500,000 compared with a provision for credit losses of $16,500,000 for the first six months of 2025. The first six months of 2025 included a provision for credit losses of $16,200,000 related to the “Day 2” adjustment for the Heartland acquisition. In a transaction like the Heartland merger, the accounting rules in effect prior to adoption of ASU 2025-08 required the acquirer to recognize an allowance for credit losses in the period of acquisition for both purchased credit deterioration (“PCD”) assets and non-PCD assets. The determination of PCD versus non-PCD determines how the allowance for credit loss flows through the financial statements. For PCD assets, the gross-up method includes the impact in the “Day 1” business combination entries with no impact to expense. For non-PCD assets, the impact is reflected outside of the business combination entries (sometimes referred to as “Day 2”) and is reflected in expense.

Net charge-offs totaled $673,000, or 5 basis points, on an annualized basis, of average loans outstanding during the second quarter of 2026 compared with $848,000, or 6 basis points, on an annualized basis, of average loans during the second quarter of 2025. Net charge-offs totaled $1,820,000, or 6 basis points, on an annualized basis, of average loans for the six months ended June 30, 2026 compared with $1,334,000, or 5 basis points, on an annualized basis, of average loans for the same period of 2025.

The provision for credit losses for the three and six months ended June 30, 2026 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended June 30, 2026, non-interest income totaled $18,746,000, an increase of $2,013,000, or 12%, compared with the second quarter of 2025. The increase during the second quarter of 2026 compared to the same period of 2025 was primarily attributable to improvement of the Company’s existing fee revenue generation and increased gains on sales of loans.

Non-interest Income (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Wealth Management Fees	$5,010	$4,165	$845	20%
Service Charges on Deposit Accounts	3,988	3,714	274	7
Company Owned Life Insurance	667	703	(36)	(5)
Interchange Fee Income	5,328	5,057	271	5
Other Operating Income	2,204	1,815	389	21
Subtotal	17,197	15,454	1,743	11
Net Gains on Sales of Loans	1,549	1,279	270	21
Net Gains (Losses) on Securities	—	—	—	n/m (1)
Total Non-interest Income	$18,746	$16,733	$2,013	12
(1) n/m= not meaningful

Wealth management fees increased $845,000, or 20%, during the second quarter of 2026 compared with the second quarter of 2025. The increase during the second quarter of 2026 compared with the second quarter of 2025 was largely attributable to increased assets under management driven by healthy capital markets throughout the past year and continued strong new business results.

Service charges on deposit accounts increased $274,000, or 7%, during the quarter ended June 30, 2026 compared with the same period of 2025. The increase during the second quarter of 2026 compared with the second quarter of 2025 was primarily driven by continued increases in customer utilization of deposit services.

For the quarter ended June 30, 2026, interchange fees increased $271,000, or 5%, compared with the same quarter of 2025. The increase during the second quarter of 2026 compared with the second quarter of 2025 was largely related to a higher level of customer transaction volume.

Net gains on sales of loans increased $270,000, or 21%, in the second quarter of 2026 compared with the second quarter of 2025. The increase during the second quarter of 2026 compared with the second quarter of 2025 was driven by a higher volume of loans sold. Loan sales totaled $70.8 million during the second quarter of 2026 compared with $50.2 million during the second quarter of 2025.

During the six months ended June 30, 2026, non-interest income totaled $35,972,000, an increase of $4,399,000, or 14%, compared with the six months ended June 30, 2025. The increase during the first six months of 2026 compared to the same period of 2025 was primarily attributable to improvement of the Company’s existing fee revenue generation and increased gains on sales of loans.

Non-interest Income (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Wealth Management Fees	$9,519	$8,001	$1,518	19%
Service Charges on Deposit Accounts	7,814	7,200	614	9
Company Owned Life Insurance	1,304	1,278	26	2
Interchange Fee Income	10,104	9,478	626	7
Other Operating Income	4,199	3,404	795	23
Subtotal	32,940	29,361	3,579	12
Net Gains on Sales of Loans	3,032	2,212	820	37
Net Gains (Losses) on Securities	—	—	—	n/m (1)
Total Non-interest Income	$35,972	$31,573	$4,399	14
(1) n/m= not meaningful

Wealth management fees increased $1,518,000, or 19%, during the first six months of 2026 compared with the same period of 2025. The increase during the first six months of 2026 compared with the same period of 2025 was largely attributable to increased assets under management, driven by healthy capital markets and continued strong new business results.

Service charges on deposit accounts increased $614,000, or 9%, during the six months ended June 30, 2026 compared with the same period of 2025. The increase during the first six months of 2026 compared with the same period of 2025 was primarily driven by the Heartland acquisition in addition to increased customer utilization of deposit services.

For the six months ended June 30, 2026, interchange fees increased $626,000, or 7%, compared with the same period of 2025. The increase during the first six months of 2026 compared with the same period of 2025 was largely related to a higher level of customer transaction volume and the Heartland acquisition.

Other operating income increased $795,000, or 23%, in the first six months of 2026 compared with the same period of 2025. The increase during the first six months of 2026 compared with the first six months of 2025 was largely the result of the Heartland transaction.

Net gains on sales of loans increased $820,000, or 37%, during the six months ended June 30, 2026 compared with the six months ended June 30, 2025. The increase during the first six months of 2026 compared with the same period of 2025 was driven by a higher volume of loans sold. Loan sales totaled $122.9 million during the first six months of 2026 compared with $89.5 million during the first six months of 2025.

Non-interest Expense:

During the quarter ended June 30, 2026, non-interest expense totaled $50,382,000, an increase of $865,000, or 2%, compared with the second quarter of 2025. The second quarter of 2025 non-interest expenses included approximately $929,000 of non-recurring acquisition-related expenses associated with the Heartland acquisition. On an adjusted basis, non-interest expense for the second quarter of 2025 was $48,588,000.

Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Three Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Salaries and Employee Benefits	$27,142	$26,638	$504	2%
Occupancy, Furniture and Equipment Expense	5,178	4,751	427	9
FDIC Premiums	936	888	48	5
Data Processing Fees	4,358	4,086	272	7
Professional Fees	2,144	2,112	32	2
Advertising and Promotion	1,240	1,300	(60)	(5)
Intangible Amortization	2,362	2,803	(441)	(16)
Other Operating Expenses	7,022	6,939	83	1
Total Non-interest Expense	$50,382	$49,517	$865	2

Salaries and benefits increased $504,000, or 2%, during the second quarter of 2026 compared with the second quarter of 2025. The increase during the second quarter of 2026 compared to the second quarter of 2025 was primarily driven by standard merit increases and higher levels of incentive compensation.

Occupancy, furniture and equipment expense increased $427,000, or 9%, for the three months ended June 30, 2026, compared to the same period of 2025. The increase during the second quarter of 2026 compared with the second quarter of 2025 was largely attributable to increased levels of real estate taxes, depreciation and repairs and maintenance costs.

Intangible amortization declined $441,000, or 16%, compared with the second quarter of 2025. The decline during the second quarter of 2026 compared to the second quarter of 2025 was primarily attributable to the accelerated amortization method for which intangibles are amortized.

For the six months ended June 30, 2026, non-interest expense totaled $102,750,000, an increase of $451,000 compared with the first six months of 2025. The first six months of 2025 non-interest expenses included approximately $6,861,000 of non-recurring acquisition-related expenses associated with the Heartland acquisition. On an adjusted basis, non-interest expense for the first six months of 2025 was $95,438,000.

Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Six Months Ended June 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Salaries and Employee Benefits	$55,454	$54,678	$776	1%
Occupancy, Furniture and Equipment Expense	10,514	9,414	1,100	12
FDIC Premiums	1,937	1,788	149	8
Data Processing Fees	8,626	9,581	(955)	(10)
Professional Fees	4,135	6,296	(2,161)	(34)
Advertising and Promotion	2,856	2,754	102	4
Intangible Amortization	4,833	4,873	(40)	(1)
Other Operating Expenses	14,395	12,915	1,480	11
Total Non-interest Expense	$102,750	$102,299	$451	—

Salaries and benefits increased $776,000, or 1%, during the first six months of 2026 compared with the same period of 2025. The first six months of 2025 included approximately $1,850,000 of acquisition-related salary and benefit costs of a non-recurring nature. On an adjusted basis, salaries and benefits expense for the first six months of 2025 totaled $52,828,000. The increase of $2,626,000 comparing the six months of 2026 to the adjusted first six months of 2025 was primarily driven by an additional month of expense for the acquisition of Heartland in the first quarter of 2026 and a higher level of incentive compensation.

Occupancy, furniture and equipment expense increased $1,100,000, or 12%, for the six months ended June 30, 2026, compared to the same period of 2025. The increase during the six months ended June 30, 2026 compared with the same period of 2025 was largely attributable to the operating costs of the Heartland branch network.

During the six months of 2026, data processing fees declined $955,000, or 10%, compared with the same period of 2025. The decline in the first six months of 2026 compared with the same period of 2025 was largely driven by acquisition-related costs, which totaled approximately $1,558,000 during the first six months of 2025.

Professional fees declined $2,161,000, or 34%, during the first six months of 2026 compared with the first six months of 2025. This decline was largely attributable to acquisition related costs included in the first six months of 2025, which totaled approximately $2,883,000.

Other operating expenses increased $1,480,000, or 11%, for the six months ended June 30, 2026 compared with the same period of 2025. The increase during the six months ended June 30, 2026 compared with the same period of 2025 was primarily attributable to an increase in the Ohio financial institution tax and increased amortization expense for residential mortgage servicing rights as well as the operating costs of Heartland for a full six months in 2026.

Income Taxes:

The Company’s effective income tax rate was 20.6% and 19.9%, respectively, during the three months ended June 30, 2026 and 2025. The Company's effective income tax rate was 20.6% and 20.2%, respectively, during the six months ended June 30, 2026 and 2025. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

At June 30, 2026, total assets for the Company remained relatively stable compared with year end 2025 at $8.4 billion. During the first six months of 2026, increases in loans and securities available-for-sale were somewhat offset by a decline in cash and cash equivalents.

June 30, 2026 total loans increased $57.0 million, or 2% on an annualized basis, compared with December 31, 2025. The increase during the first half of 2026 compared with December 31, 2025 was largely driven by growth in commercial real estate and retail loans. Commercial real estate loans increased $77.0 million, or 5% on an annualized basis, and home equity lines of credit increased $38.1 million, or 16% on an annualized basis. These increases were partially mitigated by declines in commercial and industrial loans and leases of $14.4 million, or 3% on an annualized basis, agricultural loans of $12.6 million, or 5% on an annualized basis, residential mortgage loans of $13.9 million, or 4% on an annualized basis, and other consumer loans of $17.3 million, or 24% on an annualized basis.

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

End of Period Loan Balances: (dollars in thousands)	June 30, 2026	December 31, 2025	Current Period Change
Commercial and Industrial Loans and Leases	$833,838	$848,240	$(14,402)
Commercial Real Estate Loans	3,219,433	3,142,472	76,961
Agricultural Loans	476,605	489,168	(12,563)
Home Equity and Consumer Loans	650,832	630,015	20,817
Residential Mortgage Loans	760,702	774,553	(13,851)
Total Loans	$5,941,410	$5,884,448	$56,962

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	June 30, 2026		December 31, 2025
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	22%	12%	21%	11%
Retail Space	14%	8%	14%	7%
Industrial, Manufacturing, Warehousing Properties	9%	5%	9%	5%
Healthcare Facilities	9%	5%	8%	4%
Lodging	8%	4%	9%	5%
1-4 Family Investment Properties	8%	4%	8%	4%
Office Real Estate	7%	4%	8%	4%
Land Development and Construction	6%	3%	6%	3%

The Company’s commercial real estate (“CRE”) loan portfolio is further diversified by occupancy type, with approximately 75% of the CRE portfolio being non-owner occupied at June 30, 2026 (which is 41% of the Company’s overall loan portfolio), and 25% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2025, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied (which was 40% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which was 13% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	June 30, 2026	December 31, 2025
Commercial and Industrial Loans and Leases	$18,826	$20,754
Commercial Real Estate Loans	43,700	40,626
Agricultural Loans	3,343	3,324
Home Equity and Consumer Loans	5,645	5,352
Residential Mortgage Loans	7,860	7,638
Unallocated	—	—
Total Allowance for Credit Losses	$79,374	$77,694

The Company’s allowance for credit losses totaled $79.4 million at June 30, 2026 compared to $77.7 million at December 31, 2025. The allowance for credit losses represented 1.34% of period-end loans at June 30, 2026 compared with 1.32% at December 31, 2025.

Under the CECL model, certain acquired loans continue to carry a fair value discount as well as an allowance for credit losses. As of June 30, 2026, the Company held net discounts on acquired loans of $46.3 million, which included $44.6 million related to the Heartland loan portfolio.

The following is an analysis of the Company’s non-performing assets at June 30, 2026 and December 31, 2025:

Non-performing Assets: (dollars in thousands)	June 30, 2026	December 31, 2025
Non-accrual Loans	$26,843	$29,319
Past Due Loans (90 days or more and accruing)	3	92
Total Non-performing Loans	26,846	29,411
Other Real Estate	—	68
Total Non-performing Assets	$26,846	$29,479

Loan Modifications	$—	$—

Non-performing Loans to Total Loans	0.45%	0.50%
Non-performing Assets to Period End Assets	0.32%	0.35%
Allowance for Credit Loss to Non-performing Loans	295.66%	264.17%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Commercial and Industrial Loans and Leases	$13,659	$16,549	$—	$—
Commercial Real Estate Loans	6,561	6,303	—	92
Agricultural Loans	2,719	3,123	3	—
Home Equity Loans	680	776	—	—
Consumer Loans	523	181	—	—
Residential Mortgage Loans	2,701	2,387	—	—
Total	$26,843	$29,319	$3	$92

Non-performing assets totaled $26.8 million at June 30, 2026 compared to $29.5 million at December 31, 2025. Non-performing assets represented 0.32% of total assets at June 30, 2026 compared to 0.35% at December 31, 2025. Non-performing loans totaled $26.8 million at June 30, 2026 compared to $29.4 million at December 31, 2025. Non-performing loans represented 0.45% of total loans at June 30, 2026 compared to 0.50% at December 31, 2025. Total non-performing assets from the Heartland acquisition were approximately $17.7 million at June 30, 2026.

June 30, 2026 total deposits remained relatively stable compared to year-end 2025 at $7.0 billion. Non-interest bearing deposits have remained relatively stable as a percent of total deposits at approximately 28% at both June 30, 2026 and December 31, 2025. The addition of the Heartland deposit portfolio did not result in significant changes to the overall deposit portfolio composition.

End of Period Deposit Balances: (dollars in thousands)	June 30, 2026	December 31, 2025	Current Period Change
Non-interest-bearing Demand Deposits	$1,967,770	$1,944,831	$22,939
Interest-bearing Demand, Savings, & Money Market Accounts	3,676,343	3,755,374	(79,031)
Time Deposits < $100,000	452,079	475,943	(23,864)
Time Deposits of $100,000 or more	899,571	813,594	85,977
Total Deposits	$6,995,763	$6,989,742	$6,021

Capital Resources:

As of June 30, 2026, shareholders’ equity increased by $49.2 million to $1.212 billion compared with $1.162 billion at year-end 2025. The increase in shareholders’ equity was primarily attributable to increased retained earnings of $48.2 million due to net income of $71.3 million. Partially offsetting the increase in retained earnings was the payment of $23.2 million in shareholder dividends.

Shareholders’ equity represented 14.4% of total assets at June 30, 2026 and 13.9% of total assets at December 31, 2025. Shareholders’ equity included $404.4 million of goodwill and other intangible assets at June 30, 2026 compared to $409.3 million of goodwill and other intangible assets at December 31, 2025.

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

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At June 30, 2026, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	6/30/2026 Ratio	12/31/2025 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.50%	14.93%	8.00%	N/A
Bank	14.24%	13.80%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.57%	14.04%	6.00%	N/A
Bank	13.31%	12.91%	6.00%	8.00%
Common Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.06%	13.52%	4.50%	N/A
Bank	13.31%	12.91%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	12.25%	11.54%	4.00%	N/A
Bank	11.19%	10.61%	4.00%	5.00%
(1) Excludes capital conservation buffer.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $24.2 million during the six months ended June 30, 2026 ending at $94.2 million.  During the six months ended June 30, 2026, operating activities resulted in net cash inflows of $95.2 million. Investing activities resulted in net cash outflows of $88.3 million during the six months ended June 30, 2026. Financing activities resulted in net cash outflows for the six months ended June 30, 2026 of $31.1 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.68 billion at the FHLB, but availability at June 30, 2026 was limited to approximately $660 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $771 million at the Federal Reserve Bank as of June 30, 2026, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of June 30, 2026, the parent company had approximately $65.1 million of cash and cash equivalents available to meet its cash flow needs.

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of German American Bancorp, Inc. (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain, non-GAAP financial measures, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its net income, earnings per share, non-interest expense, efficiency ratio, return on average assets, return on average equity, return on average tangible common equity, and net interest margin on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the Current Expected Credit Losses (“CECL”) “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; and (2) non-recurring expenses related to the Heartland merger. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

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

Non-GAAP Reconciliation – Net Income and Earnings Per Share	Three Months Ended		Six Months Ended
(Dollars in Thousands, except per share amounts)	06/30/2026	06/30/2025	06/30/2026	06/30/2025
Net Income, as reported	$38,172	$31,361	$71,324	$41,878
Adjustments:
Plus: CECL Day 2 non-PCD provision	—	—	—	12,150
Plus: Non-recurring merger-related expenses	—	697	—	5,317
Adjusted Net Income	$38,172	$32,058	$71,324	$59,345

Weighted Average Shares Outstanding	37,564,295	37,479,342	37,541,192	36,087,762

Earnings Per Share, as reported	$1.02	$0.84	$1.90	$1.16
Earnings Per Share, as adjusted	$1.02	$0.86	$1.90	$1.64

Non-GAAP Reconciliation – Non-Interest Expense	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2026	06/30/2025	06/30/2026	06/30/2025

Non-Interest Expense	$50,382	$49,517	$102,750	$102,299
Less: Non-recurring merger-related expenses	—	929	—	6,861
Adjusted Non-Interest Expense	$50,382	$48,588	$102,750	$95,438

Non-GAAP Reconciliation – Efficiency Ratio	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2026	06/30/2025	06/30/2026	06/30/2025

Adjusted Non-Interest Expense (from above)	$50,382	$48,588	$102,750	$95,438
Less: Intangible Amortization	2,362	2,803	4,833	4,873
Adjusted Non-Interest Expense excluding Intangible Amortization	$48,020	$45,785	$97,917	$90,565

Net Interest Income	$81,208	$73,155	$160,059	$139,727
Add: FTE Adjustment	1,390	1,270	2,739	2,589
Net Interest Income (FTE)	82,598	74,425	162,798	142,316

Non-Interest Income	18,746	16,733	35,972	31,573

Total Adjusted Total Revenue	$101,344	$91,158	$198,770	$173,889

Efficiency Ratio	47.38%	51.25%	49.26%	56.04%
Adjusted Efficiency Ratio	47.38%	50.23%	49.26%	52.08%

Non-GAAP Reconciliation – Net Interest Margin	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2026	06/30/2025	06/30/2026	06/30/2025

Net Interest Income (FTE) from above	$82,598	$74,425	$162,798	$142,316
Less: Accretion of Discount on Acquired Loans	3,235	3,483	6,691	7,675
Adjusted Net Interest Income (FTE)	$79,363	$70,942	$156,107	$134,641
Average Earning Assets	$7,697,610	$7,605,113	$7,647,490	$7,265,693
Net Interest Margin (FTE)	4.30%	3.92%	4.28%	3.94%
Adjusted Net Interest Margin (FTE)	4.13%	3.74%	4.11%	3.73%

Non-GAAP Reconciliation – Return on Average Assets	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2026	06/30/2025	06/30/2026	06/30/2025
Adjusted Net Income (from above)	$38,172	$32,058	$71,324	$59,345

Average Assets	$8,481,845	$8,424,328	$8,431,568	$8,028,766

Return on Average Assets, as reported	1.80%	1.49%	1.69%	1.04%
Return on Average Assets, as adjusted	1.80%	1.52%	1.69%	1.48%

Non-GAAP Reconciliation – Return on Average Equity	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2026	06/30/2025	06/30/2026	06/30/2025
Adjusted Net Income (from above)	$38,172	$32,058	$71,324	$59,345

Average Equity	$1,191,283	$1,048,227	$1,187,807	$990,129

Return on Average Equity, as reported	12.82%	11.97%	12.01%	8.46%
Return on Average Equity, as adjusted	12.82%	12.23%	12.01%	11.99%

Non-GAAP Reconciliation – Return on Average Tangible Common Equity	Three Months Ended		Six Months Ended
(Dollars in Thousands)	06/30/2026	06/30/2025	06/30/2026	06/30/2025
Net Income, as reported	$38,172	$31,361	$71,324	$41,878
Total Adjustments (from above)	—	697	—	17,467
Adjusted Net Income	$38,172	$32,058	$71,324	$59,345

Average Equity, as reported	$1,191,283	$1,048,227	$1,187,807	$990,129
Average Intangibles, as reported	405,463	417,016	406,694	378,011
Average Tangible Common Equity	$785,820	$631,211	$781,113	$612,118

Return on Average Tangible Common Equity, as reported	19.43%	19.87%	18.26%	13.68%
Return on Average Tangible Common Equity, as adjusted	19.43%	20.32%	18.26%	19.39%

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

Interest Rate Sensitivity as of June 30, 2026 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$346,660	2.41%
+1%	342,878	1.30%
Base	338,486	—
-1%	332,157	(1.87)%
-2%	327,653	(3.20)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of June 30, 2026 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of June 30, 2026 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$1,236,341	(6.59)%	16.35%	(28) b.p.
+1%	1,282,363	(3.11)%	16.53%	(10) b.p.
Base	1,323,568	—	16.63%	—
-1%	1,356,813	2.51%	16.60%	(3) b.p.
-2%	1,386,738	4.77%	16.50%	(13) b.p.

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

Item 4.  Controls and Procedures

As of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sale of Unregistered Securities.

Not applicable.

(b) Use of Proceeds.

Not applicable.

(c) Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended June 30, 2026.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
April 2026	—	$—	—	1,000,000
May 2026	—	—	—	1,000,000
June 2026	—	—	—	1,000,000
Total	—	$—	—
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

None.

(c) Insider trading arrangements.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

The following exhibits are included with this Report or incorporated herein by reference.

Exhibit No.	Description
3.1+	Composite Articles of Incorporation of German American Bancorp, Inc.
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

10.1*+	Description of Director Compensation Arrangements, effective as of July 1, 2026.
31.1+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Executive Officer.
31.2+	Sarbanes-Oxley Act of 2002, Section 302 Certification of Principal Financial Officer.
32.1++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Executive Officer.
32.2++	Sarbanes-Oxley Act of 2002, Section 906 Certification of Principal Financial Officer.
101.INS+	Inline XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.)
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

GERMAN AMERICAN BANCORP, INC.

Date: August 6, 2026	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)