Form 10-Q
period 2026-09-30
GERMAN AMERICAN BANCORP, INC.
filed 2026-11-06
CIK 714395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2026

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

As of November 4, 2026, the registrant had 37,578,923 outstanding shares of Common Stock, no par value.

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
FRB:     Board of Governors of the Federal Reserve System
GAAP:    Generally Accepted Accounting Principles in the United States of America
Heartland:     Heartland BancCorp, which was acquired by the Company on February 1, 2025
Heartland Notes:    Heartland BancCorp 5.0% Fixed-to-Floating Rate Subordinated Notes Due 2030, which were redeemed on September 15, 2025.

MBS:     Mortgage-backed securities
NPV:     Net portfolio value

OCC:     Office of the Comptroller of the Currency
PCD:     Purchased with credit deterioration
SEC:    Securities and Exchange Commission

PART  I.         FINANCIAL INFORMATION
Item 1.           Unaudited Financial Statements
GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, dollars in thousands except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and Due from Banks	$68,525	$71,428
Federal Funds Sold and Other Short-term Investments	8,820	46,954
Cash and Cash Equivalents	77,345	118,382

Interest-bearing Time Deposits with Banks	500	500
Securities Available-for-Sale, at Fair Value (Amortized Cost $1,911,955 for September 30, 2026; Amortized Cost $1,865,732 for December 31, 2025; No Allowance for Credit Losses)	1,594,774	1,657,394
Other Investments	353	353

Loans Held-for-Sale, at Fair Value	6,113	7,817

Loans	5,998,429	5,884,448
Less: Unearned Income	(9,106)	(9,351)
Allowance for Credit Losses	(79,293)	(77,694)
Loans, Net	5,910,030	5,797,403

Stock in FHLB of Indianapolis and Other Restricted Stock, at Cost	17,249	17,688
Premises, Furniture and Equipment, Net	136,938	139,001
Other Real Estate	—	68
Goodwill	375,470	375,470
Intangible Assets	26,605	33,790
Company Owned Life Insurance	111,505	109,585
Accrued Interest Receivable and Other Assets	154,409	131,329
TOTAL ASSETS	$8,411,291	$8,388,780

LIABILITIES
Non-interest-bearing Demand Deposits	$1,963,427	$1,944,831
Interest-bearing Demand, Savings, and Money Market Accounts	3,625,827	3,755,374
Time Deposits	1,347,253	1,289,537
Total Deposits	6,936,507	6,989,742

FHLB Advances and Other Borrowings	268,120	182,683
Accrued Interest Payable and Other Liabilities	52,793	54,030
TOTAL LIABILITIES	7,257,420	7,226,455

SHAREHOLDERS’ EQUITY
Common Stock, no par value, $1 stated value; 45,000,000 shares authorized	37,579	37,496
Additional Paid-in Capital	708,907	706,818
Retained Earnings	658,140	582,945
Accumulated Other Comprehensive Income (Loss)	(250,755)	(164,934)
TOTAL SHAREHOLDERS’ EQUITY	1,153,871	1,162,325
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,411,291	$8,388,780
End of period shares issued and outstanding	37,579,014	37,495,679

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Three Months Ended September 30,
	2026	2025
INTEREST INCOME
Interest and Fees on Loans	$96,865	$93,305
Interest on Federal Funds Sold and Other Short-term Investments	160	2,084
Interest and Dividends on Securities:
Taxable	10,216	9,268
Non-taxable	3,593	3,440
TOTAL INTEREST INCOME	110,834	108,097

INTEREST EXPENSE
Interest on Deposits	24,908	29,416
Interest on FHLB Advances and Other Borrowings	2,408	2,956
TOTAL INTEREST EXPENSE	27,316	32,372

NET INTEREST INCOME	83,518	75,725
Provision for Credit Losses	500	700
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	83,018	75,025

NON-INTEREST INCOME
Wealth Management Fees	5,007	4,288
Service Charges on Deposit Accounts	4,280	3,927
Company Owned Life Insurance	652	630
Interchange Fee Income	5,306	5,087
Other Operating Income	2,095	3,308
Net Gains on Sales of Loans	1,359	1,189
Net Gains on Securities	—	—
TOTAL NON-INTEREST INCOME	18,699	18,429

NON-INTEREST EXPENSE
Salaries and Employee Benefits	28,169	25,444
Occupancy, Furniture and Equipment Expense	5,557	5,255
FDIC Premiums	984	1,059
Data Processing Fees	4,495	4,175
Professional Fees	2,209	1,960
Advertising and Promotion	1,730	1,321
Intangible Amortization	2,254	2,693
Other Operating Expenses	7,710	7,793
TOTAL NON-INTEREST EXPENSE	53,108	49,700

Income before Income Taxes	48,609	43,754
Income Tax Expense	9,972	8,680
NET INCOME	$38,637	$35,074

Basic Earnings per Share	$1.03	$0.94
Diluted Earnings per Share	$1.03	$0.94

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, dollars in thousands except per share data)

	Nine Months Ended September 30,
	2026	2025
INTEREST INCOME
Interest and Fees on Loans	$282,651	$264,812
Interest on Federal Funds Sold and Other Short-term Investments	1,658	8,232
Interest and Dividends on Securities:
Taxable	29,811	27,528
Non-taxable	10,604	10,176
TOTAL INTEREST INCOME	324,724	310,748

INTEREST EXPENSE
Interest on Deposits	74,782	87,079
Interest on FHLB Advances and Other Borrowings	6,365	8,217
TOTAL INTEREST EXPENSE	81,147	95,296

NET INTEREST INCOME	243,577	215,452
Provision for Credit Losses	4,000	17,200
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	239,577	198,252

NON-INTEREST INCOME
Wealth Management Fees	14,524	12,289
Service Charges on Deposit Accounts	12,094	11,127
Company Owned Life Insurance	1,956	1,908
Interchange Fee Income	15,410	14,565
Other Operating Income	6,296	6,712
Net Gains on Sales of Loans	4,391	3,401
Net Gains (Losses) on Securities	—	—
TOTAL NON-INTEREST INCOME	54,671	50,002

NON-INTEREST EXPENSE
Salaries and Employee Benefits	83,623	80,122
Occupancy, Furniture and Equipment Expense	16,071	14,669
FDIC Premiums	2,921	2,847
Data Processing Fees	13,121	13,756
Professional Fees	6,344	8,256
Advertising and Promotion	4,586	4,075
Intangible Amortization	7,087	7,566
Other Operating Expenses	22,105	20,708
TOTAL NON-INTEREST EXPENSE	155,858	151,999

Income before Income Taxes	138,390	96,255
Income Tax Expense	28,429	19,303
NET INCOME	$109,961	$76,952

Basic Earnings per Share	$2.93	$2.10
Diluted Earnings per Share	$2.93	$2.10

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, dollars in thousands)

	Three Months Ended September 30,
	2026	2025

NET INCOME	$38,637	$35,074

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(108,529)	31,919
Tax Effect	22,943	(6,739)
Net of Tax	(85,586)	25,180

Total Other Comprehensive Income (Loss)	(85,586)	25,180

COMPREHENSIVE INCOME (LOSS)	$(46,949)	$60,254

	Nine Months Ended September 30,
	2026	2025

NET INCOME	$109,961	$76,952

Other Comprehensive Income:
Unrealized Gains (Losses) on Securities:
Unrealized Holding Gain (Loss) Arising During the Period	(108,843)	48,309
Tax Effect	23,022	(10,225)
Net of Tax	(85,821)	38,084

Total Other Comprehensive Income (Loss)	(85,821)	38,084

COMPREHENSIVE INCOME	$24,140	$115,036

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited, dollars in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balances, January 1, 2026	37,495,679	$37,496	$706,818	$582,945	$(164,934)	$1,162,325

Net Income	—	—	—	33,152	—	33,152
Other Comprehensive Income (Loss)	—	—	—	—	(9,807)	(9,807)
Cash Dividends ($0.31 per share)	—	—	—	(11,582)	—	(11,582)
Issuance of Common Stock for:
Restricted Share Grants Net	69,599	69	430	—	—	499

Balances, March 31, 2026	37,565,278	$37,565	$707,248	$604,515	$(174,741)	$1,174,587

Net Income	—	—	—	38,172	—	38,172
Other Comprehensive Income (Loss)	—	—	—	—	9,572	9,572
Cash Dividends ($0.31 per share)	—	—	—	(11,590)	—	(11,590)
Issuance of Common Stock for:
Restricted Share Grants Net	11,472	12	807	—	—	819

Balances, June 30, 2026	37,576,750	$37,577	$708,055	$631,097	$(165,169)	$1,211,560

Net Income	—	—	—	38,637	—	38,637
Other Comprehensive Income (Loss)	—	—	—	—	(85,586)	(85,586)
Cash Dividends ($0.31 per share)	—	—	—	(11,594)	—	(11,594)
Issuance of Common Stock for:
Restricted Share Grants Net	2,264	2	852	—	—	854

Balances, September 30, 2026	37,579,014	$37,579	$708,907	$658,140	$(250,755)	$1,153,871

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

GERMAN AMERICAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$109,961	$76,952
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Net (Accretion) Amortization on Securities	(1,273)	(1,289)
Depreciation and Amortization	14,315	13,714
Loans Originated for Sale	(173,542)	(125,252)
Proceeds from Sales of Loans Held-for-Sale	178,501	127,450
Provision for Credit Losses	4,000	17,200
Gain on Sale of Loans, Net	(4,391)	(3,401)
Loss on Sales of Other Real Estate and Repossessed Assets	22	—
Gain on Debt Extinguishment	—	(975)
Loss (Gain) on Disposition of Premises and Equipment	(40)	37
Gain on Disposition of Land	—	(45)
Increase in Cash Surrender Value of Company Owned Life Insurance	(1,920)	(1,564)
Equity Based Compensation	2,172	2,067
Change in Assets and Liabilities:
Interest Receivable and Other Assets	1,330	6,939
Interest Payable and Other Liabilities	(712)	4,814
Net Cash from Operating Activities	128,423	116,647

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Maturities, Calls, and Redemptions of Securities Available-for-Sale	524,036	428,953
Proceeds from Sales of Securities Available-for-Sale	20,972	205,876
Purchase of Securities Available-for-Sale	(589,958)	(465,603)
Proceeds from Redemption of Federal Home Loan Bank Stock	439	3,559
Proceeds from Sale of Loans Held for Investment	—	2,391
Loans Made to Customers, Net of Payments Received	(116,627)	(138,937)
Proceeds from Sales of Other Real Estate	46	—
Property and Equipment Expenditures	(5,739)	(3,662)
Proceeds from Sales of Land and Buildings	345	75
Acquisition of Heartland BancCorp	—	22,665
Net Cash from Investing Activities	(166,486)	55,317

CASH FLOWS FROM FINANCING ACTIVITIES
Change in Deposits	(53,303)	(44,969)
Change in Short-term Borrowings	110,315	(28,513)
Advances in Long-term Debt	—	25,000
Repayments of Long-term Debt	(25,220)	(24,172)
Dividends Paid	(34,766)	(32,454)
Net Cash from Financing Activities	(2,974)	(105,108)

Net Change in Cash and Cash Equivalents	(41,037)	66,856
Cash and Cash Equivalents at Beginning of Year	118,382	188,792
Cash and Cash Equivalents at End of Period	$77,345	$255,648

Cash Paid During the Period for
Interest	$83,115	$92,881
Income Taxes	27,205	14,815

Supplemental Non Cash Disclosures
Interest Rate Swap Fair Value Adjustment	$(135)	$(1,659)
See Note 16 regarding non-cash transactions included in the acquisition.

See accompanying notes to consolidated financial statements.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Guidance
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans”. This guidance amends how entities account for certain acquired loans under the current expected credit loss (CECL) model by expanding the “gross-up” approach to include purchased seasoned loans rather than only including purchased credit-deteriorated assets. The guidance also eliminates the double count of expected credit losses that previously occurred when purchased loans were recorded at fair value with a credit loss discount and then separately recognized through a provision to establish the credit loss allowance. This guidance is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those years. Early adoption is permitted. At March 31, 2026, the Company early adopted ASU 2025-08. The Company expects the amendments to primarily affect the accounting for loans acquired in future business combinations or asset acquisitions; as such, there was no impact in the current quarter.

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
September 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 3 – Per Share Data

The computation of Basic Earnings per Share and Diluted Earnings per Share is as follows:

	Three Months Ended September 30,
	2026	2025
Basic Earnings per Share:
Net Income	$38,637	$35,074
Weighted Average Shares Outstanding	37,578,441	37,493,028
Basic Earnings per Share	$1.03	$0.94

Diluted Earnings per Share:
Net Income	$38,637	$35,074

Weighted Average Shares Outstanding	37,578,441	37,493,028
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,578,441	37,493,028
Diluted Earnings per Share	$1.03	$0.94
For the three months ended September 30, 2026 and 2025, there were no anti-dilutive shares.

	Nine Months Ended September 30,
	2026	2025
Basic Earnings per Share:
Net Income	$109,961	$76,952
Weighted Average Shares Outstanding	37,553,745	36,561,331
Basic Earnings per Share	$2.93	$2.10

Diluted Earnings per Share:
Net Income	$109,961	$76,952

Weighted Average Shares Outstanding	37,553,745	36,561,331
Potentially Dilutive Shares, Net	—	—
Diluted Weighted Average Shares Outstanding	37,553,745	36,561,331
Diluted Earnings per Share	$2.93	$2.10

For the nine months ended September 30, 2026 and 2025, there were no anti-dilutive shares.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 4 – Securities

The amortized cost, unrealized gross gains and losses recognized in accumulated other comprehensive income (loss), and fair value of securities available-for-sale were as follows:

Securities Available-for-Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2026
U.S. Treasury	$124,714	$7	$(6)	$124,715
Obligations of State and Political Subdivisions	614,606	65	(164,136)	450,535
MBS/CMO	823,432	—	(110,443)	712,989
US Gov’t Sponsored Entities & Agencies	349,203	—	(42,668)	306,535
Total	$1,911,955	$72	$(317,253)	$1,594,774

December 31, 2025
U.S. Treasury	$152,026	$64	$—	$152,090
Obligations of State and Political Subdivisions	603,528	822	(106,744)	497,606
MBS/CMO	795,574	4,714	(80,746)	719,542
US Gov’t Sponsored Entities & Agencies	314,604	853	(27,301)	288,156
Total	$1,865,732	$6,453	$(214,791)	$1,657,394

All mortgage-backed securities in the above table (identified above and throughout this Note 4 as “MBS/CMO”) are residential and multi-family mortgage-backed securities and guaranteed by government sponsored entities. The US Gov’t Sponsored Entities & Agencies in the above table include securities that have underlying collateral of equipment, machinery and commercial real estate.

The amortized cost and fair value of securities available-for-sale at September 30, 2026 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay certain obligations with or without call or prepayment penalties. Mortgage-backed securities are not due at a single maturity date and are shown separately.

Securities Available-for-Sale:	Amortized Cost	Fair Value

Due in one year or less	$126,389	$126,385
Due after one year through five years	11,566	10,988
Due after five years through ten years	83,295	67,762
Due after ten years	518,070	370,115
MBS/CMO	823,432	712,989
US Gov’t Sponsored Entities & Agencies	349,203	306,535
Total	$1,911,955	$1,594,774

During the first quarter of 2025, the Company sold approximately $204.9 million in securities that were acquired as part of the February 1, 2025 Heartland acquisition. As the Company had recorded the securities at fair value at the time of closing, no gain or loss was incurred on such sale.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
Proceeds from the sales of securities are summarized below:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025

Proceeds from Sales	$5,988	$500
Gross Gains on Sales	—	—
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	—	—

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025

Proceeds from Sales	$20,972	$205,876
Gross Gains on Sales	—	—
Gross Losses on Sales	—	—
Income Taxes on Net Gains (Losses)	—	—

The carrying value of securities pledged to secure repurchase agreements, public and trust deposits, and for other purposes as required by law was $805,600 and $1,034,917 as of September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

Below is a summary of securities with unrealized losses as of September 30, 2026 and December 31, 2025, presented by length of time the securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2026	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury	$39,816	$(6)	$—	$—	$39,816	$(6)
Obligations of State and Political Subdivisions	44,851	(3,089)	403,110	(161,047)	447,961	(164,136)
MBS/CMO	308,011	(13,224)	404,978	(97,219)	712,989	(110,443)
US Gov’t Sponsored Entities & Agencies	182,226	(11,144)	124,309	(31,524)	306,535	(42,668)
Total	$574,904	$(27,463)	$932,397	$(289,790)	$1,507,301	$(317,253)

	Less than 12 Months		12 Months or More		Total
December 31, 2025	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Obligations of State and Political Subdivisions	$3,054	$(29)	$461,657	$(106,715)	$464,711	$(106,744)
MBS/CMO	38,024	(420)	463,315	(80,326)	501,339	(80,746)
US Gov’t Sponsored Entities & Agencies	6,793	(40)	171,247	(27,261)	178,040	(27,301)
Total	$47,871	$(489)	$1,096,219	$(214,302)	$1,144,090	$(214,791)

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. This evaluation process is applied to all types of securities held by the Company: obligations of state and political subdivisions, MBS/CMO and US gov’t sponsored entities and agencies. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is reduced to fair value through income. For available-for-sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 4 - Securities (continued)
security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. Unrealized losses at September 30, 2026 and December 31, 2025 are considered temporary and the result of fair value adjustments caused by market interest rate fluctuations. There was no allowance for credit losses for available-for-sale debt securities at September 30, 2026 or December 31, 2025.

Although management has the ability to sell these securities if the need arises, their designation as available-for-sale should not necessarily be interpreted as an indication that management anticipates such sales.

Accrued interest receivable on available-for-sale debt securities totaled $8,876 at September 30, 2026 and $9,239 at December 31, 2025. Accrued interest receivable is excluded from the estimate of credit losses.

The Company’s equity securities are listed as Other Investments on the Consolidated Balance Sheets and consist of one non-controlling investment in a single banking organization at September 30, 2026 and December 31, 2025. The original investment totaled $1,350 and other-than-temporary impairment was previously recorded totaling $997. The Company’s equity securities are considered not to have readily determinable fair value and are carried at cost and evaluated for impairment. At September 30, 2026, there was no additional impairment recognized through earnings.

NOTE 5 - Derivatives

Interest Rate Swaps
The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. The notional amounts of these interest rate swaps and the offsetting counterparty derivative instruments were $102,329 at September 30, 2026 and $126,573 at December 31, 2025. These interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions with approved, reputable, independent counterparties with substantially matching terms. The agreements are considered stand-alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income. While the derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

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

The following table reflects the fair value of derivative instruments included in the Consolidated Balance Sheets as of:

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Swaps	$102,329	$4,103	$126,573	$4,145

Included in Other Liabilities:
Interest Rate Swaps	$102,329	$4,077	$126,573	$4,212

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 5 - Derivatives (continued)
The following table presents the effect of derivative instruments on the Consolidated Statements of Income for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Rate Swaps:
Included in Other Operating Income	$86	$132	$166	$221

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

The following table reflects the amount and fair value of mortgage banking derivatives included in the Consolidated Balance Sheets as of:

	September 30, 2026		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in Other Assets:
Interest Rate Lock Commitments	$12,000	$263	$18,047	$213

Included in Other Liabilities:
Interest Rate Lock Commitments	$15,819	$46	$11,000	$31
The net gains (losses) relating to non-designated derivative instruments used for risk management are summarized below for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest Rate Lock Commitments:
Included in Net Gains on Sales of Loans	$263	$(102)	$500	$(112)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 6 – Loans

Loans were comprised of the following classifications:

	September 30, 2026	December 31, 2025
Commercial:
Commercial and Industrial Loans	$741,621	$761,167
Commercial Real Estate Loans	3,267,130	3,142,472
Agricultural Loans	468,241	489,168
Leases	88,329	87,073
Retail:
Home Equity Loans	537,674	484,300
Consumer Loans	108,661	117,648
Credit Cards	28,310	28,067
Residential Mortgage Loans	758,463	774,553

Subtotal	5,998,429	5,884,448
Less: Unearned Income	(9,106)	(9,351)
Allowance for Credit Losses	(79,293)	(77,694)
Loans, Net	$5,910,030	$5,797,403
The table above includes $55,280 and $89,134 of purchased credit-deteriorated loans as of September 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses for Loans

The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended September 30, 2026 and 2025:

September 30, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$17,626	$43,700	$3,343	$1,200	$643	$4,442	$560	$7,860	$79,374
Provision (Benefit) for Credit Loss Expense	(1,205)	872	231	62	289	223	72	(44)	500
Loans Charged-off	(326)	—	—	—	(394)	(1)	(97)	—	(818)
Recoveries Collected	14	—	—	—	155	1	56	11	237
Total Ending Allowance Balance	$16,109	$44,572	$3,574	$1,262	$693	$4,665	$591	$7,827	$79,293

September 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$17,739	$38,803	$3,130	$1,192	$691	$4,334	$621	$9,595	$76,105
Provision (Benefit) for Credit Loss Expense	272	329	98	(16)	303	46	26	(358)	700
Loans Charged-off	(384)	—	—	—	(446)	(71)	(182)	(43)	(1,126)
Recoveries Collected	6	—	—	—	138	5	208	21	378
Total Ending Allowance Balance	$17,633	$39,132	$3,228	$1,176	$686	$4,314	$673	$9,215	$76,057

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2026 and 2025:

September 30, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$19,576	$40,626	$3,324	$1,178	$687	$4,065	$600	$7,638	$77,694
Provision (Benefit) for Credit Loss Expense	(2,690)	3,909	250	233	835	693	450	320	4,000
Loans Charged-off	(814)	—	—	(149)	(1,385)	(113)	(628)	(142)	(3,231)
Recoveries Collected	37	37	—	—	556	20	169	11	830
Total Ending Allowance Balance	$16,109	$44,572	$3,574	$1,262	$693	$4,665	$591	$7,827	$79,293

September 30, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total
Allowance for Credit Losses:
Beginning Balance	$7,059	$25,818	$4,917	$397	$727	$2,196	$520	$2,802	$44,436
Change in Accounting Method	1,438	(3,271)	(1,655)	720	(284)	1,056	(24)	2,013	(7)
2/1/2025 Acquired Heartland PCD	5,246	7,675	3,352	—	20	11	—	199	16,503
Day 2 CECL Provision - Heartland	1,797	7,522	170	—	179	570	—	5,962	16,200
Provision (Benefit) for Credit Loss Expense	2,817	1,414	(3,556)	59	789	538	657	(1,711)	1,007
Loans Charged-off	(757)	(26)	—	—	(1,105)	(71)	(742)	(71)	(2,772)
Recoveries Collected	33	—	—	—	360	14	262	21	690
Total Ending Allowance Balance	$17,633	$39,132	$3,228	$1,176	$686	$4,314	$673	$9,215	$76,057

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
September 30, 2026
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
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The following tables present the amortized cost in non-accrual loans and loans past due over 89 days still accruing by class of loans as of September 30, 2026 and December 31, 2025:

September 30, 2026	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$113	$11,080	$303
Commercial Real Estate Loans	844	5,874	—
Agricultural Loans	1,411	2,533	—
Leases	—	—	—
Home Equity Loans	647	647	—
Consumer Loans	623	623	—
Credit Cards	92	92	—
Residential Mortgage Loans	2,141	2,823	—
Total	$5,871	$23,672	$303
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $23,672.
Interest income on non-accrual loans recognized during the three and nine months ended September 30, 2026 totaled $208 and $281, respectively.

December 31, 2025	Non-Accrual With No Allowance for Credit Loss (1)	Total Non-Accrual	Loans Past Due Over 89 Days Still Accruing

Commercial and Industrial Loans	$308	$16,549	$—
Commercial Real Estate Loans	285	6,303	92
Agricultural Loans	1,197	3,123	—
Leases	—	—	—
Home Equity Loans	776	776	—
Consumer Loans	30	33	—
Credit Cards	148	148	—
Residential Mortgage Loans	1,471	2,387	—
Total	$4,215	$29,319	$92
(1) Includes non-accrual loans with no allowance for credit loss and are also included in Total Non-Accrual loans of $29,319.

Interest income on non-accrual loans recognized during the year ended December 31, 2025 totaled $521.

The following tables present the amortized cost basis of collateral-dependent loans by class of loans as of September 30, 2026 and December 31, 2025:

September 30, 2026	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$5,369	$5,843	$—	$7,107	$18,319
Commercial Real Estate Loans	18,346	489	—	—	18,835
Agricultural Loans	2,227	184	—	628	3,039
Leases	—	—	—	—	—
Home Equity Loans	426	—	—	—	426
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	427	—	—	—	427
Total	$26,795	$6,516	$—	$7,735	$41,046

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)

December 31, 2025	Real Estate	Equipment	Accounts Receivable	Other	Total

Commercial and Industrial Loans	$8,348	$6,880	$400	$10,070	$25,698
Commercial Real Estate Loans	30,670	494	—	—	31,164
Agricultural Loans	2,958	279	—	633	3,870
Leases	—	—	—	—	—
Home Equity Loans	425	—	—	—	425
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Residential Mortgage Loans	633	—	—	—	633
Total	$43,034	$7,653	$400	$10,703	$61,790

The following tables present the aging of the amortized cost basis in past due loans by class of loans as of September 30, 2026 and December 31, 2025:

September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$1,488	$2,949	$3,992	$8,429	$733,192	$741,621
Commercial Real Estate Loans	2,555	323	3,752	6,630	3,260,500	3,267,130
Agricultural Loans	538	144	629	1,311	466,930	468,241
Leases	—	—	—	—	88,329	88,329
Home Equity Loans	1,952	724	647	3,323	534,351	537,674
Consumer Loans	116	2	437	555	108,106	108,661
Credit Cards	152	54	92	298	28,012	28,310
Residential Mortgage Loans	8,871	2,843	2,644	14,358	744,105	758,463
Total	$15,672	$7,039	$12,193	$34,904	$5,963,525	$5,998,429

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial and Industrial Loans	$518	$1,600	$7,096	$9,214	$751,953	$761,167
Commercial Real Estate Loans	2,559	281	4,497	7,337	3,135,135	3,142,472
Agricultural Loans	875	—	1,124	1,999	487,169	489,168
Leases	—	—	—	—	87,073	87,073
Home Equity Loans	2,415	140	776	3,331	480,969	484,300
Consumer Loans	1,017	287	33	1,337	116,311	117,648
Credit Cards	222	105	148	475	27,592	28,067
Residential Mortgage Loans	9,383	2,751	2,142	14,276	760,277	774,553
Total	$16,989	$5,164	$15,816	$37,969	$5,846,479	$5,884,448

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

The Company’s loan modifications for borrowers experiencing financial difficulties will typically include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No modifications during the three or nine months ended September 30, 2026, or the year ended December 31, 2025, resulted in the permanent reduction of the amortized cost in the loan.

During the three and nine months ended September 30, 2026 and 2025, the Company had no modified loans made to borrowers experiencing financial difficulty. There were no modified loans that had a payment default during the three or nine months ended September 30, 2026 and 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. The Company considers a loan to be in payment default once it is 30 days contractually past due under the modified terms.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
Based on the analysis performed at September 30, 2026 and December 31, 2025, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial and Industrial:
Risk Rating
Pass	$101,337	$110,311	$81,882	$50,203	$57,362	$70,036	$233,351	$704,482
Special Mention	249	801	916	2,594	1,157	3,953	3,512	13,182
Substandard	1,216	374	1,116	2,638	5,047	11,245	2,321	23,957
Doubtful	—	—	—	—	—	—	—	—
Total Commercial & Industrial Loans	$102,802	$111,486	$83,914	$55,435	$63,566	$85,234	$239,184	$741,621

Current Period Gross Charge-Offs	$—	$—	$36	$—	$114	$7	$657	$814

Commercial Real Estate:
Risk Rating
Pass	$349,027	$537,081	$399,963	$344,622	$447,800	$1,034,294	$41,830	$3,154,617
Special Mention	3,784	121	2,348	37,023	3,238	35,492	899	82,905
Substandard	225	52	—	1,076	3,701	24,554	—	29,608
Doubtful	—	—	—	—	—	—	—	—
Total Commercial Real Estate Loans	$353,036	$537,254	$402,311	$382,721	$454,739	$1,094,340	$42,729	$3,267,130

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural:
Risk Rating
Pass	$39,569	$42,168	$29,684	$25,487	$37,534	$126,022	$92,095	$392,559
Special Mention	4,119	7,459	2,104	4,232	5,714	17,808	19,441	60,877
Substandard	350	870	737	841	344	8,081	3,582	14,805
Doubtful	—	—	—	—	—	—	—	—
Total Agricultural Loans	$44,038	$50,497	$32,525	$30,560	$43,592	$151,911	$115,118	$468,241

Current Period Gross Charge-Offs	$—	$—	$—	$—	$—	$—	$—	$—

Leases:
Risk Rating
Pass	$22,127	$27,550	$19,857	$14,273	$1,535	$2,987	$—	$88,329
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total Leases	$22,127	$27,550	$19,857	$14,273	$1,535	$2,987	$—	$88,329

Current Period Gross Charge-Offs	$—	$—	$—	$149	$—	$—	$—	$149

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 6 - Loans (continued)
The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following tables present the amortized cost in residential, home equity and consumer loans based on payment activity as well as the current period gross charge-offs for the periods ended September 30, 2026 and December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Total
Consumer:
Payment performance
Performing	$39,167	$41,089	$10,938	$6,031	$2,791	$2,797	$5,225	$108,038
Nonperforming	—	6	589	19	8	1	—	623
Total Consumer Loans	$39,167	$41,095	$11,527	$6,050	$2,799	$2,798	$5,225	$108,661

Current Period Gross Charge-Offs	$1,242	$58	$32	$24	$7	$22	$—	$1,385

Home Equity:
Payment performance
Performing	$195	$315	$1,865	$2,041	$3,921	$5,593	$523,097	$537,027
Nonperforming	—	—	177	174	71	135	90	647
Total Home Equity Loans	$195	$315	$2,042	$2,215	$3,992	$5,728	$523,187	$537,674

Current Period Gross Charge-Offs	$—	$—	$—	$—	$87	$26	$—	$113

Residential Mortgage:
Payment performance
Performing	$65,280	$75,163	$75,542	$77,700	$174,064	$287,891	$—	$755,640
Nonperforming	—	223	115	420	152	1,913	—	2,823
Total Residential Mortgage Loans	$65,280	$75,386	$75,657	$78,120	$174,216	$289,804	$—	$758,463

Current Period Gross Charge-Offs	$—	$—	$32	$51	$—	$59	$—	$142

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For certain retail loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in credit cards based on payment activity:

Credit Cards	September 30, 2026	December 31, 2025

Performing	$28,218	$27,919
Nonperforming	92	148

Total	$28,310	$28,067

The following tables present loans purchased and/or sold during the year by portfolio segment and excludes the business combination activity:

September 30, 2026	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	—	—	—	—	—	—	—

December 31, 2025	Commercial and Industrial Loans	Commercial Real Estate Loans	Agricultural Loans	Leases	Consumer Loans	Home Equity Loans	Credit Cards	Residential Mortgage Loans	Total

Purchases	$—	$—	$—	$—	$—	$—	$—	$—	$—
Sales	—	—	2,391	—	—	—	—	—	2,391

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 7 – Loan Servicing

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at period end are as follows:

	September 30, 2026	December 31, 2025
Mortgage loan portfolios serviced for:
FHLB	$90,500	$84,942
FHLMC	321,197	348,750
FNMA	1,482	1,651

Custodial escrow balances maintained in connection with serviced loans were $2,057 and $1,110 at September 30, 2026 and December 31, 2025, respectively.

Mortgage loan servicing rights are included in the Accrued Interest Receivable and Other Assets line of the Company's Consolidated Balance Sheets. Activity for loan servicing rights and the related valuation allowance follows:

	September 30, 2026	December 31, 2025
Loan Servicing Rights:
Beginning of Year	$4,544	$179
Additions	636	569
2/1/2025 Acquired Heartland Loan Servicing Rights	—	4,513
Disposals	—	—
Amortized to Expense	590	717
Other Changes	—	—
Change in Valuation Allowance	—	—
End of Period	$4,590	$4,544

Valuation Allowance:
Beginning of Year	$—	$—
Additions Expensed	—	—
Reductions Credited to Operations	—	—
Direct Write-downs	—	—
End of Period	$—	$—

The fair value of servicing rights was $5,385 and $4,556 at September 30, 2026 and December 31, 2025, respectively. Fair value at September 30, 2026 was determined using discount rates ranging from 9.68% to 10.00%, prepayment speeds ranging from 9.00% to 22.08%, depending on the stratification of the specific right, and a weighted average default rate of 0.51%. Fair value at December 31, 2025, was determined using a discount rate ranging from 9.63% to 10.00%, prepayment speeds ranging from 9.00% to 27.54%, depending on the stratification of the specific right, and a weighted average default rate of 0.43%.

NOTE 8 – Repurchase Agreements Accounted for as Secured Borrowings

Repurchase agreements are short-term borrowings included in FHLB Advances and Other Borrowings and mature overnight and continuously. Repurchase agreements, which were secured by mortgage-backed securities, totaled $30,467 and $43,852 as of September 30, 2026 and December 31, 2025, respectively. Risk could arise when the collateral pledged to a repurchase agreement declines in fair value. The Company minimizes risk by consistently monitoring the value of the collateral pledged. At the point in time where the collateral has declined in fair value, the Company is required to provide additional collateral based on the value of the underlying securities.

NOTE 9 – Segment Information

The Company’s reportable segments are determined by the type of products and services offered and the level of information provided to the Company’s chief operating decision maker, who uses such information in evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company’s segments and in the determination of allocation of resources. The Company's chief operating decision maker is comprised of its Chairman and

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)
Chief Executive Officer and its President and Chief Financial Officer. The Company’s operations include two primary segments: core banking and wealth management services.

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

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Three Months Ended September 30, 2026
Interest and Fees on Loans	$96,865	$—	$—	$96,865
Interest on Securities and Other Short-term Investments	13,823	126	109	14,058
Net Gains on Sales of Loans	1,359	—	—	1,359
Wealth Management Fees	—	5,007	—	5,007

Reconciliation of Revenue:
Other Revenues				12,333
Elimination of Intercompany Revenues				(89)
Total Consolidated Revenue				129,533

Less:
Interest on Deposits	24,997	—	—	24,997
Interest on FHLB Advances and Other Borrowings	1,661	—	747	2,408
Provision for Credit Losses	500	—	—	500
Salaries and Employee Benefits	25,704	2,302	163	28,169

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				24,939
Elimination of Intersegment Expenses				(89)
Income before Income Taxes				$48,609

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$48,266	$2,115	$(1,772)	$48,609
Segment Assets at September 30, 2026	$8,381,270	$23,739	$6,282	$8,411,291
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Three Months Ended September 30, 2025
Interest and Fees on Loans	$93,305	$—	$—	$93,305
Interest on Securities and Other Short-term Investments	14,675	95	124	14,894
Net Gains on Sales of Loans	1,189	—	—	1,189
Wealth Management Fees	1	4,287	—	4,288

Reconciliation of Revenue:
Other Revenues				12,952
Elimination of Intercompany Revenues				(102)
Total Consolidated Revenue				126,526

Less:
Interest on Deposits	29,518	—	—	29,518
Interest on FHLB Advances and Other Borrowings	944	—	2,012	2,956
Provision for Credit Losses	700	—	—	700
Salaries and Employee Benefits	23,367	1,915	162	25,444

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				24,256
Elimination of Intersegment Expenses				(102)
Income before Income Taxes				$43,754

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$43,421	$1,829	$(1,496)	$43,754
Segment Assets at December 31, 2025	$8,363,150	$18,703	$6,927	$8,388,780
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Nine Months Ended September 30, 2026
Interest and Fees on Loans	$282,651	$—	$—	$282,651
Interest on Securities and Other Short-term Investments	41,675	337	311	42,323
Net Gains on Sales of Loans	4,391	—	—	4,391
Wealth Management Fees	—	14,524	—	14,524

Reconciliation of Revenue:
Other Revenues				35,756
Elimination of Intercompany Revenues				(250)
Total Consolidated Revenue				379,395

Less:
Interest on Deposits	75,032	—	—	75,032
Interest on FHLB Advances and Other Borrowings	4,149	—	2,216	6,365
Provision for Credit Losses	4,000	—	—	4,000
Salaries and Employee Benefits	76,471	6,686	466	83,623

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				72,235
Elimination of Intersegment Expenses				(250)
Income before Income Taxes				$138,390

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$137,825	$5,916	$(5,351)	$138,390
Segment Assets at September 30, 2026	$8,381,270	$23,739	$6,282	$8,411,291
(1) In the Other Segment Disclosures section, the column labeled “Other” includes holding company amounts and eliminating transactions between segments.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 9 - Segment Information (continued)

	Core Banking	Wealth Management Services	Other	Consolidated Totals
Nine Months Ended September 30, 2025
Interest and Fees on Loans	$264,812	$—	$—	$264,812
Interest on Securities and Other Short-term Investments	45,624	246	376	46,246
Net Gains on Sales of Loans	3,401	—	—	3,401
Wealth Management Fees	3	12,286	—	12,289

Reconciliation of Revenue:
Other Revenues				34,312
Elimination of Intercompany Revenues				(310)
Total Consolidated Revenue				360,750

Less:
Interest on Deposits	87,389	—	—	87,389
Interest on FHLB Advances and Other Borrowings	2,689	—	5,528	8,217
Provision for Credit Losses	17,200	—	—	17,200
Salaries and Employee Benefits	73,517	5,760	845	80,122

Reconciliation of Income before Income Taxes:
Other Non-interest Expense				71,877
Elimination of Intersegment Expenses				(310)
Income before Income Taxes				$96,255

Other Segment Disclosures: (1)
Segment Profit (Loss) Before Taxes	$100,639	$4,739	$(9,123)	$96,255
Segment Assets at December 31, 2025	$8,363,150	$18,703	$6,927	$8,388,780
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

For the three and nine months ended September 30, 2026 and 2025, the Company granted no options.  The Company recorded no stock compensation expense applicable to options during the three and nine months ended September 30, 2026 and 2025.  In addition, there was no unrecognized option expense.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 11 - Equity Plans and Equity Based Compensation (continued)

During the periods presented, awards of long-term incentives were granted in the form of restricted stock.  Awards granted under the management incentive plan were granted in tandem with cash credit entitlements in the form of 66.67% restricted stock grants and 33.33% cash credit entitlements. The cash portion of an award vests towards the end of the year in which the grant was made, followed by the restricted stock grants vesting 50% in each of the 2nd and 3rd years. For named executive officers, awards are granted in the form of 100% restricted stock grants which vest in three annual installments. Awards that are granted to directors as additional retainers for their services do not include any cash credit entitlement. These director restricted stock grants are subject to forfeiture in the event that the recipient of the grant does not continue in service as a director of the Company through the end of the one-year compensation period or does not satisfy certain meeting attendance requirements, at which time they generally vest 100%. For measuring compensation costs, restricted stock awards are valued based upon the market value of the common shares on the date of grant. During the three and nine months ended September 30, 2026, the Company granted 2,264 and 97,200 shares of restricted stock, respectively. During the three and nine months ended September 30, 2025, the Company granted 1,084 and 88,028 shares of restricted stock, respectively. Total unvested shares of restricted stock at September 30, 2026 and December 31, 2025 were 172,510 and 133,297, respectively.

The following tables present expense recorded for restricted stock and cash entitlements as well as the related tax information for the periods presented:

	Three Months Ended September 30,
	2026	2025

Restricted Stock Expense	$858	$788
Cash Entitlement Expense	249	176
Tax Effect	(265)	(250)
Net of Tax	$842	$714

	Nine Months Ended September 30,
	2026	2025

Restricted Stock Expense	$2,644	$2,458
Cash Entitlement Expense	737	516
Tax Effect	(810)	(771)
Net of Tax	$2,571	$2,203

Unrecognized expense associated with the restricted stock grants and cash entitlements totaled $5,509 and $4,650 as of September 30, 2026 and 2025, respectively.

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

For the three and nine months ended September 30, 2026, the Company recorded $0 and $48, respectively, of expense related to the 2019 ESPP resulting in $0 and $36 net of tax, respectively. For the three and nine months ended September 30, 2025, the Company recorded $11 and $27, respectively, of expense related to the 2019 ESPP resulting in $8 and $20 net of tax, respectively. There was no unrecognized compensation expense as of September 30, 2026 and 2025 for the 2019 ESPP. No stock options were outstanding as of September 30, 2026 and December 31, 2025.

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For investment securities where quoted prices are not available, fair values are calculated based on market prices of similar investment securities (Level 2). For investment securities where quoted prices or market prices of similar investment securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Level 3 pricing is obtained from a third-party based upon similar trades that are not traded frequently without adjustment by the Company. At September 30, 2026, the Company held no Level 3 securities. Absent the credit rating, significant assumptions must be made such that the credit risk input becomes an unobservable input and thus these investment securities are reported by the Company in a Level 3 classification.

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
September 30, 2026
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

Mortgage Servicing Rights (MSR): On a quarterly basis, mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount exceeds fair value, impairment is determined and recorded. The fair value of MSRs is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates stratifying the MSRs into groupings based on predominant risk characteristics, such as loan type, term and interest rate as well as time period originated. The amortized cost of the Company’s MSRs was $4.6 million and $4.5 million, at September 30, 2026 and December 31, 2025, respectively. No impairment was recorded for the MSRs at September 30, 2026 or December 31, 2025.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$124,715	$—	$—	$124,715
Obligations of State and Political Subdivisions	—	450,535	—	450,535
MBS/CMO	—	712,989	—	712,989
US Gov’t Sponsored Entities & Agencies	—	306,535	—	306,535
Total Securities	$124,715	$1,470,059	$—	$1,594,774

Loans Held-for-Sale	$—	$6,113	$—	$6,113

Derivative Assets	$—	$4,103	$—	$4,103

Derivative Liabilities	$—	$4,077	$—	$4,077

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
U.S. Treasury	$152,090	$—	$—	$152,090
Obligations of State and Political Subdivisions	—	497,606	—	497,606
MBS/CMO	—	719,542	—	719,542
US Gov’t Sponsored Entities & Agencies	—	288,156	—	288,156
Total Securities	$152,090	$1,505,304	$—	$1,657,394

Loans Held-for-Sale	$—	$7,817	$—	$7,817

Derivative Assets	$—	$4,145	$—	$4,145

Derivative Liabilities	$—	$4,212	$—	$4,212

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
During the three and nine months ended September 30, 2026 and 2025, there was no activity in Level 3 securities.

As of September 30, 2026 and December 31, 2025, the aggregate fair value, contractual balance (including accrued interest), and gain or loss on Loans Held-for-Sale was as follows:

	September 30, 2026	December 31, 2025

Aggregate Fair Value	$6,113	$7,817
Contractual Balance	6,107	7,660
Gain	6	157
The total amount of gains (losses) from changes in fair value included in earnings for the three and nine months ended September 30, 2026 for loans held for sale were $(63) and $(151), respectively. The total amount of gains (losses) from changes in fair value included in earnings for the three and nine months ended September 30, 2025 for loans held for sale were $(117) and $(25), respectively.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2026 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$11,417	$11,417
Commercial Real Estate Loans	$—	$—	$13,096	$13,096
Agricultural Loans	$—	$—	$1,435	$1,435
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$331	$331
Residential Mortgage Loans	$—	$—	$233	$233

	Fair Value Measurements at December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Collateral Dependent Loans
Commercial and Industrial Loans	$—	$—	$14,914	$14,914
Commercial Real Estate Loans	$—	$—	$23,698	$23,698
Agricultural Loans	$—	$—	$2,544	$2,544
Consumer Loans	$—	$—	$—	$—
Home Equity Loans	$—	$—	$330	$330
Residential Mortgage Loans	$—	$—	$366	$366

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2026 and December 31, 2025:

September 30, 2026	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$11,417	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (71%)
Collateral Dependent Loans - Commercial Real Estate Loans	$13,096	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (69%)
Collateral Dependent Loans - Agricultural Loans	$1,435	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-100% (79%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-0% (0%)
Collateral Dependent Loans - Home Equity Loans	$331	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$233	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

December 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Collateral Dependent Loans - Commercial and Industrial Loans	$14,914	Sales comparison approach	Adjustment for physical condition of comparable properties sold	7%-100% (69%)
Collateral Dependent Loans - Commercial Real Estate Loans	$23,698	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-100% (89%)
Collateral Dependent Loans - Agricultural Loans	$2,544	Sales comparison approach	Adjustment for physical condition of comparable properties sold	10%-53% (37%)
Collateral Dependent Loans - Consumer Loans	$—	Sales comparison approach	Adjustment for physical condition of comparable properties sold	0%-0% (0%)
Collateral Dependent Loans - Home Equity Loans	$330	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)
Collateral Dependent Loans - Residential Mortgage Loans	$366	Sales comparison approach	Adjustment for physical condition of comparable properties sold	20%-20% (20%)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 12 - Fair Value (continued)
The carrying amounts and estimated fair values of the Company’s financial instruments not previously presented are provided in the tables below for the periods ended September 30, 2026 and December 31, 2025. Not all of the Company’s assets and liabilities are considered financial instruments, and therefore are not included in the tables. Because no active market exists for a significant portion of the Company’s financial instruments, fair value estimates were based on subjective judgments, and therefore cannot be determined with precision.

		Fair Value Measurements at September 30, 2026 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$77,345	$68,525	$8,820	$—	$77,345
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,883,518	—	—	5,837,070	5,837,070
Accrued Interest Receivable	39,014	—	8,978	30,036	39,014
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,589,254)	(5,589,254)	—	—	(5,589,254)
Time Deposits	(1,347,253)	—	(1,333,172)	—	(1,333,172)
Short-term Borrowings	(154,167)	(123,700)	(30,467)	—	(154,167)
Long-term Debt	(113,953)	—	(76,634)	(35,525)	(112,159)
Accrued Interest Payable	(8,275)	—	(7,966)	(309)	(8,275)

		Fair Value Measurements at December 31, 2025 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash and Short-term Investments	$118,382	$71,428	$46,954	$—	$118,382
Interest Bearing Time Deposits with Banks	500	—	500	—	500
Loans, Net	5,755,551	—	—	5,702,933	5,702,933
Accrued Interest Receivable	38,997	—	9,496	29,501	38,997
Financial Liabilities:
Demand, Savings, and Money Market Deposits	(5,700,205)	(5,700,205)	—	—	(5,700,205)
Time Deposits	(1,289,537)	—	(1,286,002)	—	(1,286,002)
Short-term Borrowings	(43,852)	—	(43,852)	—	(43,852)
Long-term Debt	(138,831)	—	(102,892)	(34,126)	(137,018)
Accrued Interest Payable	(10,243)	—	(9,925)	(318)	(10,243)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 13 - Other Comprehensive Income (Loss)

The tables below summarize the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2026 and 2025, net of tax:

September 30, 2026	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2026	$(164,655)	$(514)	$(165,169)
Other Comprehensive Income (Loss) Before Reclassification	(85,586)	—	(85,586)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	(85,586)	—	(85,586)
Ending Balance at September 30, 2026	$(250,241)	$(514)	$(250,755)

September 30, 2026	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2026	$(164,420)	$(514)	$(164,934)
Other Comprehensive Income (Loss) Before Reclassification	(85,821)	—	(85,821)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	(85,821)	—	(85,821)
Ending Balance at September 30, 2026	$(250,241)	$(514)	$(250,755)

September 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at July 1, 2025	$(207,046)	$(514)	$(207,560)
Other Comprehensive Income (Loss) Before Reclassification	25,180	—	25,180
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	25,180	—	25,180
Ending Balance at September 30, 2025	$(181,866)	$(514)	$(182,380)

September 30, 2025	Unrealized Gains and Losses on Available-for-Sale Securities	Postretirement Benefit Items	Total

Beginning Balance at January 1, 2025	$(219,950)	$(514)	$(220,464)
Other Comprehensive Income (Loss) Before Reclassification	38,084	—	38,084
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—
Net Current Period Other Comprehensive Income (Loss)	38,084	—	38,084
Ending Balance at September 30, 2025	$(181,866)	$(514)	$(182,380)

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 13 - Other Comprehensive Income (Loss) (continued)
The tables below summarize the classifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2026	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2026	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Three Months Ended September 30, 2025	$—

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified From Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented

Unrealized Gains and Losses on Available-for-Sale Securities	$—	Net Gains (Losses) on Securities
	—	Income Tax Expense
	—	Net of Tax

Total Reclassifications for the Nine Months Ended September 30, 2025	$—

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)
NOTE 14 - Revenue Recognition

The following tables present non-interest income, segregated by revenue streams in-scope and out-of-scope of FASB ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, for the three and nine months ended September 30, 2026 and 2025. Wealth management fees are included in the wealth management services segment. All other revenue streams are primarily included in the banking segment.

	Three Months Ended
	September 30,
Non-interest Income	2026	2025
In-Scope of Topic 606:
Wealth Management Fees	$5,007	$4,288
Service Charges on Deposit Accounts	4,280	3,927
Interchange Fee Income	5,306	5,087
Other Operating Income:
ATM Fees	324	352
Wire Transfer Fees	257	242
Other (1)	392	408
Non-interest Income (in-scope of Topic 606)	15,566	14,304
Non-interest Income (out-of-scope of Topic 606)	3,133	4,125
Total Non-interest Income	$18,699	$18,429
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $392 thousand and $408 thousand for the three months ended September 30, 2026 and 2025, respectively, all of which are within the scope of ASC 606.

	Nine Months Ended
	September 30,
Non-interest Income	2026	2025
In-Scope of Topic 606:
Wealth Management Fees	$14,524	$12,289
Service Charges on Deposit Accounts	12,094	11,127
Interchange Fee Income	15,410	14,565
Other Operating Income:
ATM Fees	735	980
Wire Transfer Fees	925	687
Other (1)	1,159	1,004
Non-interest Income (in-scope of Topic 606)	44,847	40,652
Non-interest Income (out-of-scope of Topic 606)	9,824	9,350
Total Non-interest Income	$54,671	$50,002
(1) “Other” income includes safe deposit box rentals and other non-interest related fees totaling $1,159 thousand and $1,004 thousand for the nine months ended September 30, 2026 and 2025, respectively, all of which are within the scope of ASC 606.

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
September 30, 2026
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

The components of lease expense were as follows:

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025

Finance Lease Cost:
Amortization of Right-of-Use Assets	$52	$52
Interest on Lease Liabilities	54	62
Operating Lease Cost	386	386
Short-term Lease Cost	—	—
Total Lease Cost	$492	$500

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025

Finance Lease Cost:
Amortization of Right-of-Use Assets	$157	$157
Interest on Lease Liabilities	169	192
Operating Lease Cost	1,173	1,245
Short-term Lease Cost	—	—
Total Lease Cost	$1,499	$1,594

GERMAN AMERICAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 15 - Leases (continued)

The weighted average lease term and discount rates were as follows:

	September 30, 2026	December 31, 2025

Weighted Average Remaining Lease Term:
Finance Leases	6 years	6 years
Operating Leases	5 years	5 years

Weighted Average Discount Rate:
Finance Leases	11.26%	11.30%
Operating Leases	3.25%	3.27%
Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025

Finance Leases
Premises, Furniture and Equipment, Net	$1,071	$1,228
Other Borrowings	1,916	2,137

Operating Leases
Operating Lease Right-of-Use Assets	$4,562	$5,584
Operating Lease Liabilities	4,738	5,764

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025

Cash paid for amounts in the Measurement of Lease Liabilities:
Operating Cash Flows from Finance Leases	$169	$192
Operating Cash Flows from Operating Leases	1,177	1,240
Financing Cash Flows from Finance Leases	244	214

The following table presents a maturity analysis of Finance and Operating Lease Liabilities:

	September 30, 2026
	Finance Leases	Operating Leases

Year 1	$505	$1,390
Year 2	438	921
Year 3	438	729
Year 4	438	461
Year 5	372	431
Thereafter	372	1,310
Total Lease Payments	2,563	5,242
Less Imputed Interest	(647)	(504)
Total	$1,916	$4,738

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
September 30, 2026
(unaudited, dollars in thousands except share and per share data)

NOTE 16 – Business Combinations (continued)
As of the closing of the transaction, Heartland had total assets of approximately $1.94 billion, total loans of approximately $1.58 billion, and total deposits of approximately $1.73 billion. The Company accounted for the transaction under the acquisition method of accounting, which means these financial assets and liabilities were recorded at fair value on the date of acquisition. The fair value of the common shares issued as part of the consideration paid for Heartland was based upon the closing price of the Company’s common shares on the acquisition date.

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
September 30, 2026
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

	Unaudited Pro Forma	Unaudited Pro Forma
	Quarter Ended 9/30/2025	Quarter Ended 9/30/2024

Net Interest Income	$75,725	$72,553
Non-interest Income	18,429	16,523
Total Revenue	94,154	89,076
Provision for Credit Losses	700	1,219
Non-interest Expense	49,564	46,307
Income Before Income Taxes	43,890	41,550
Income Tax Expense	8,714	8,525
Net Income	$35,176	$33,025
Earnings Per Share and Diluted Earnings Per Share	$0.94	$0.88

For the three months ended September 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $135 on a pre-tax basis.

	Unaudited Pro Forma	Unaudited Pro Forma
	Nine Months Ended 9/30/2025	Nine Months Ended 9/30/2024

Net Interest Income	$221,871	$207,812
Non-interest Income	50,830	56,001
Total Revenue	272,701	263,813
Provision for Credit Losses	984	1,476
Non-interest Expense	148,885	145,488
Income Before Income Taxes	122,832	116,849
Income Tax Expense	25,868	25,051
Net Income	$96,964	$91,798
Earnings Per Share and Diluted Earnings Per Share	$2.59	$2.46

For the nine months ended September 30, 2025, the above pro forma financial information excludes non-recurring merger costs that totaled $6,996 on a pre-tax basis and Day 2 provision for credit losses under the CECL model of $16,200 on a pre-tax basis.

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

This section presents an analysis of the consolidated financial condition of the Company as of September 30, 2026 and December 31, 2025 and the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein and with the financial statements and other financial data, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net income for the quarter ended September 30, 2026 totaled $38,637,000, or $1.03 per share, an increase of 10% on a per share basis compared with the third quarter 2025 net income of $35,074,000, or $0.94 per share. Net income for the nine months ended September 30, 2026 totaled $109,961,000, or $2.93 per share, an increase of 40% on a per share basis compared with the first nine months of 2025 net income of $76,952,000, or $2.10 per share.

The third quarter of 2025 results of operations included Heartland acquisition-related expenses of $135,000 ($101,000, on an after tax basis), and a $975,000 non-recurring gain on the redemption of the Heartland Notes ($731,000, on an after tax basis). The first nine months of 2025 results of operations included Heartland acquisition-related expenses of $6,996,000 ($5,418,000, on an after tax basis) and a “Day 2” adjustment to the provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis), as well as the gain on the redemption of the Heartland Notes.

On an adjusted basis, net income for the third quarter of 2025 was $34,444,000, or $0.92 per share, and for the nine months ended September 30, 2025, was $93,789,000, or $2.57 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Under Accounting Standards Codification (ASC) 805, Business Combinations, in a transaction like the Heartland merger, the acquirer is required to recognize an allowance for credit losses in the period of acquisition for both purchased credit deterioration (“PCD”) assets and non-PCD assets. The determination of PCD versus non-PCD determines how the allowance for credit loss flows through the financial statements. For PCD assets, the gross-up method includes the impact in the “Day 1” business combination entries with no impact to expense. For non-PCD assets, the impact is reflected outside of the business combination entries (sometimes referred to as “Day 2”) and is reflected in expense. The Heartland merger was completed prior to the Company’s early adoption of ASU 2025-08, “Financial Instruments - Credit Losses (Topic 326): Purchased Loans” at March 31, 2026. The Company expects that ASU 2025-08 will primarily affect the accounting for loans acquired in future business combinations or asset acquisitions; as such, there was no impact in the current year.

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

In calculating the adequacy of the allowance at September 30, 2026, management weighted different scenarios, including a baseline scenario as well as two additional alternative scenarios. To create hypothetical sensitivity analyses, management calculated a quantitative allowance using a 100% weighting applied to a baseline scenario and a quantitative allowance using a 100% weighting applied to an adverse scenario. Excluding the consideration of qualitative adjustments, the sensitivity analysis utilizing the adverse scenario would result in a hypothetical increase in the Company’s allowance of $4,000,000. Excluding consideration of qualitative adjustments, a corresponding $4,700,000 decrease in the Company’s allowance would occur in a hypothetical scenario if only the baseline scenario was used. The sensitivity and related range of impact is a hypothetical analysis and is not intended to represent management’s estimation of the adequacy of the allowance for credit losses at September 30, 2026.

Securities Valuation

Available-for-sale debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. For available-for-sale debt securities in an unrealized loss position, the Company assesses whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security and the issuer, among other factors. If this assessment indicates that a credit loss exists, the Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an allowance for credit losses is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income, net of applicable taxes. No allowance for credit losses for available-for-sale debt securities was needed at September 30, 2026. Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. As of September 30, 2026, gross unrealized gains on the securities available-for-sale portfolio totaled approximately $72,000 and gross unrealized losses totaled approximately $317,253,000. The net amount of these two items, net of applicable taxes, is included in other comprehensive income (loss).

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

RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 2026 totaled $38,637,000, or $1.03 per share, an increase of 10% on a per share basis compared with the third quarter 2025 net income of $35,074,000, or $0.94 per share. Net income for the nine months ended September 30, 2026 totaled $109,961,000, or $2.93 per share, an increase of 40% on a per share basis compared with the first nine months of 2025 net income of $76,952,000, or $2.10 per share.

The third quarter of 2025 results of operations included Heartland acquisition-related expenses of $135,000 ($101,000, on an after tax basis), and a $975,000 non-recurring gain on the redemption of the Heartland Notes ($731,000, on an after tax basis). The first nine months of 2025 results of operations included Heartland acquisition-related expenses of $6,996,000 ($5,418,000, on an after tax basis) and a “Day 2” adjustment to the provision for credit losses under the CECL model of $16,200,000 ($12,150,000, on an after tax basis), as well as the gain on the redemption of the Heartland Notes.

On an adjusted basis, net income for the third quarter of 2025 was $34,444,000, or $0.92 per share, and for the nine months ended September 30, 2025, was $93,789,000, or $2.57 per share. Adjusted net income and adjusted earnings per share are non-GAAP financial measures. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information, including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Net Interest Income:

The following table summarizes net interest income (on a tax-equivalent basis) for the three months ended September 30, 2026 and 2025. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$18,043	$160	3.53%	$187,648	$2,084	4.41%
Securities:
Taxable	1,182,486	10,216	3.46%	1,126,435	9,268	3.29%
Non-taxable	491,338	4,548	3.70%	457,826	4,354	3.80%
Total Loans and Leases⁽²⁾	5,953,933	97,376	6.50%	5,766,875	93,664	6.45%
TOTAL INTEREST EARNING ASSETS	7,645,800	112,300	5.84%	7,538,784	109,370	5.77%
Other Assets	860,756			887,879
Less: Allowance for Credit Losses	(80,816)			(76,098)
TOTAL ASSETS	$8,425,740			$8,350,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,801,139	$5,817	1.28%	$1,868,343	$7,475	1.59%
Savings Deposits and Money Market Accounts	1,843,583	7,814	1.68%	1,884,892	9,611	2.02%
Time Deposits	1,351,504	11,277	3.31%	1,330,944	12,330	3.68%
FHLB Advances and Other Borrowings	232,802	2,408	4.10%	216,460	2,956	5.42%
TOTAL INTEREST-BEARING LIABILITIES	5,229,028	27,316	2.07%	5,300,639	32,372	2.42%
Demand Deposit Accounts	1,938,073			1,912,208
Other Liabilities	54,437			58,359
TOTAL LIABILITIES	7,221,538			7,271,206
Shareholders’ Equity	1,204,202			1,079,359
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,425,740			$8,350,565

COST OF FUNDS			1.42%			1.71%
NET INTEREST INCOME		$84,984			$76,998
NET INTEREST MARGIN (3)			4.42%			4.06%
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

The following table summarizes net interest income (on a tax-equivalent basis) for the nine months ended September 30, 2026 and 2025. For tax-equivalent adjustments, an effective tax rate of 21% was used for both periods.(1)

	Average Balance Sheet (Tax-equivalent basis / dollars in thousands)
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Principal Balance	Income / Expense	Yield / Rate	Principal Balance	Income / Expense	Yield / Rate
ASSETS
Federal Funds Sold and Other Short-term Investments	$60,560	$1,658	3.66%	$247,212	$8,232	4.45%
Securities:
Taxable	1,187,479	29,811	3.35%	1,118,585	27,528	3.28%
Non-taxable	496,699	13,423	3.60%	462,396	12,881	3.71%
Total Loans and Leases⁽²⁾	5,902,182	284,037	6.43%	5,529,532	265,969	6.43%
TOTAL INTEREST EARNING ASSETS	7,646,920	328,929	5.75%	7,357,725	314,610	5.71%
Other Assets	862,500			852,114
Less: Allowance for Credit Losses	(79,816)			(72,628)
TOTAL ASSETS	$8,429,604			$8,137,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing Demand Deposits	$1,845,142	$17,787	1.29%	$1,874,987	$22,388	1.60%
Savings Deposits and Money Market Accounts	1,867,006	23,446	1.68%	1,826,452	27,744	2.03%
Time Deposits	1,328,658	33,549	3.38%	1,327,661	36,947	3.72%
FHLB Advances and Other Borrowings	206,814	6,365	4.12%	213,771	8,217	5.14%
TOTAL INTEREST-BEARING LIABILITIES	5,247,620	81,147	2.07%	5,242,871	95,296	2.43%
Demand Deposit Accounts	1,932,058			1,819,351
Other Liabilities	56,594			54,789
TOTAL LIABILITIES	7,236,272			7,117,011
Shareholders’ Equity	1,193,332			1,020,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,429,604			$8,137,211

COST OF FUNDS			1.42%			1.73%
NET INTEREST INCOME		$247,782			$219,314
NET INTEREST MARGIN (3)			4.33%			3.98%
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

During the third quarter of 2026, net interest income, on a non tax-equivalent basis, totaled $83,518,000, an increase of $7,793,000, or 10%, compared to the third quarter of 2025 net interest income of $75,725,000. During the first nine months of 2026, net interest income, on a non tax-equivalent basis, totaled $243,577,000, an increase of $28,125,000, or 13%, compared to the first nine months of 2025 net interest income of $215,452,000. The improvement in net interest income for both periods in 2026 was the result of improved net interest margin, driven in large part by a lower cost of funds and a higher level of average earning assets.

The tax equivalent net interest margin for the quarter ended September 30, 2026 was 4.42% compared with 4.06% in the third quarter of 2025. The tax equivalent net interest margin for the nine months ended September 30, 2026, was 4.33% compared with 3.98% for the nine months ended September 30, 2025. The continued improvement in the net interest margin for both periods in 2026 was driven by a lower cost of funds primarily attributable to lower deposit costs and improved yields on earning assets. The lower cost of deposits was driven by the Federal Reserve’s lowering of the Federal Funds rates over the last several months of 2025 and the Company’s ability to correspondingly lower deposit costs. To a lesser degree, the repayment of subordinated debt in 2025 also contributed to lower cost of funds.

The Company’s net interest margin and net interest income in all periods presented were impacted by accretion of loan discounts on acquired loans. Accretion of discounts on acquired loans totaled $3,020,000 during the third quarter of 2026 and $3,915,000 during the third quarter of 2025. Accretion of discounts on acquired loans contributed approximately 16 basis points to the net interest margin in the third quarter of 2026 and 21 basis points in the third quarter of 2025. Accretion of discounts on acquired loans totaled $9,711,000 during the nine months ended September 30, 2026 compared to $11,590,000 during the nine months ended September 30, 2025. Accretion of discounts on acquired loans contributed approximately 17 basis points to the net interest margin for the first nine months of 2026 and 21 basis points in the first nine months of 2025.

Provision for Credit Losses:

The Company provides for credit losses through regular provisions to the allowance for credit losses. The provision is affected by net charge-offs on loans and changes in specific and general allocations of the allowance. During the quarter ended September 30, 2026, the Company recorded a provision for credit losses of $500,000 compared with a provision for credit losses of $700,000 during the third quarter of 2025. During the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $4,000,000 compared with a provision for credit losses of $17,200,000 for the first nine months of 2025. The first nine months of 2025 included a provision for credit losses of $16,200,000 related to the “Day 2” adjustment for the Heartland acquisition.

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

Net charge-offs totaled $581,000, or 4 basis points, on an annualized basis, of average loans outstanding during the third quarter of 2026 compared with $748,000, or 5 basis points, on an annualized basis, of average loans during the third quarter of 2025. Net charge-offs totaled $2,401,000, or 5 basis points, on an annualized basis, of average loans for the nine months ended September 30, 2026 compared with $2,082,000, or 5 basis points, on an annualized basis, of average loans for the same period of 2025.

The provision for credit losses for the three and nine months ended September 30, 2026 was made at a level deemed necessary by management to absorb expected losses in the loan portfolio. A detailed evaluation of the adequacy of the allowance for credit losses is completed quarterly by management, the results of which are used to determine provision for credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and reasonable and supportable forecasts along with other qualitative and quantitative factors.

Non-interest Income:

During the quarter ended September 30, 2026, non-interest income totaled $18,699,000, an increase of $270,000, or 1.5%, compared with the third quarter of 2025. The third quarter of 2025 was positively impacted by a $975,000 gain on the extinguishment of debt resulting from the redemption of the Heartland Notes. On an adjusted basis, non-interest income for the third quarter of 2025 was $17,454,000.

Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Wealth Management Fees	$5,007	$4,288	$719	17%
Service Charges on Deposit Accounts	4,280	3,927	353	9
Company Owned Life Insurance	652	630	22	3
Interchange Fee Income	5,306	5,087	219	4
Other Operating Income	2,095	3,308	(1,213)	(37)
Subtotal	17,340	17,240	100	1
Net Gains on Sales of Loans	1,359	1,189	170	14
Net Gains (Losses) on Securities	—	—	—	n/m (1)
Total Non-interest Income	$18,699	$18,429	$270	1
(1) n/m= not meaningful

Wealth management fees increased $719,000, or 17%, during the third quarter of 2026 compared with the third quarter of 2025.

The increase during the third quarter of 2026 compared with the third quarter of 2025 was largely attributable to increased assets under management driven by healthy capital markets throughout the past year and continued strong new business results.

Service charges on deposit accounts increased $353,000, or 9%, during the quarter ended September 30, 2026 compared with the same period of 2025. The increase during the third quarter of 2026 compared with the third quarter of 2025 was primarily driven by a continuation of increased customer utilization of deposit services.

For the quarter ended September 30, 2026, interchange fees increased $219,000, or 4%, compared with the same quarter of 2025. The increase during the third quarter of 2026 compared with the third quarter of 2025 was largely related to a higher level of customer transaction volume.

Other operating income declined $1,213,000, or 37%, for the quarter ended September 30, 2026, compared with the third quarter of 2025. The decline during the third quarter of 2026 compared with the third quarter of 2025 was largely attributable to a $975,000 gain on the extinguishment of debt resulting from the redemption of the Heartland Notes during the third quarter of 2025.

Net gains on sales of loans increased $170,000, or 14%, in the third quarter of 2026 compared with the third quarter of 2025. The increase during the third quarter of 2026 compared with the third quarter of 2025 was driven by a higher pricing on loans sold. Loan sales totaled $52.4 million during the third quarter of 2026 compared with $55.5 million during the third quarter of 2025.

During the nine months ended September 30, 2026, non-interest income totaled $54,671,000, an increase of $4,669,000, or 9%, compared with the nine months ended September 30, 2025. The increase during the first nine months of 2026 compared to the same period of 2025 was primarily attributable to increased wealth management fees, improvement of the Company’s existing fee revenue generation and increased gains on sales of loans, which were partially offset by the $975,000 gain on the extinguishment of debt resulting from the redemption of the Heartland Notes that occurred in the third quarter of 2025. On an adjusted basis, non-interest income for the first nine months of 2025 was $49,027,000.

Adjusted non-interest income is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Income (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Wealth Management Fees	$14,524	$12,289	$2,235	18%
Service Charges on Deposit Accounts	12,094	11,127	967	9
Company Owned Life Insurance	1,956	1,908	48	3
Interchange Fee Income	15,410	14,565	845	6
Other Operating Income	6,296	6,712	(416)	(6)
Subtotal	50,280	46,601	3,679	8
Net Gains on Sales of Loans	4,391	3,401	990	29
Net Gains (Losses) on Securities	—	—	—	n/m (1)
Total Non-interest Income	$54,671	$50,002	$4,669	9
(1) n/m= not meaningful

Wealth management fees increased $2,235,000, or 18%, during the first nine months of 2026 compared with the same period of 2025. The increase during the first nine months of 2026 compared with the same period of 2025 was largely attributable to increased assets under management driven by healthy capital markets and continued strong new business results.

Service charges on deposit accounts increased $967,000, or 9%, during the nine months ended September 30, 2026 compared with the same period of 2025. The increase during the first nine months of 2026 compared with the same period of 2025 was primarily driven by the Heartland acquisition in addition to increased customer utilization of deposit services.

For the nine months ended September 30, 2026, interchange fees increased $845,000, or 6%, compared with the same period of 2025. The increase during the first nine months of 2026 compared with the same period of 2025 was largely related to a higher level of customer transaction volume and the Heartland acquisition.

Other operating income declined $416,000, or 6%, in the first nine months of 2026 compared with the same period of 2025. The decline during the nine months ended September 30, 2026, compared with the same period of 2025 was primarily attributable to the aforementioned gain on extinguishment of debt during 2025.

Net gains on sales of loans increased $990,000, or 29%, during the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The increase during the first nine months of 2026 compared with the same period of 2025 was driven by a higher volume of loans sold. Loan sales totaled $175.3 million during the first nine months of 2026 compared with $145.0 million during the first nine months of 2025.

Non-interest Expense:

During the quarter ended September 30, 2026, non-interest expense totaled $53,108,000, an increase of $3,408,000, or 7%, compared with the third quarter of 2025. The third quarter of 2025 non-interest expenses included approximately $135,000 of non-recurring acquisition-related expenses associated with the Heartland acquisition. On an adjusted basis, non-interest expense for the third quarter of 2025 was $49,565,000.

Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Three Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Salaries and Employee Benefits	$28,169	$25,444	$2,725	11%
Occupancy, Furniture and Equipment Expense	5,557	5,255	302	6
FDIC Premiums	984	1,059	(75)	(7)
Data Processing Fees	4,495	4,175	320	8
Professional Fees	2,209	1,960	249	13
Advertising and Promotion	1,730	1,321	409	31
Intangible Amortization	2,254	2,693	(439)	(16)
Other Operating Expenses	7,710	7,793	(83)	(1)
Total Non-interest Expense	$53,108	$49,700	$3,408	7

Salaries and benefits increased $2,725,000, or 11%, during the third quarter of 2026 compared with the third quarter of 2025. The increase during the third quarter of 2026 compared to the third quarter of 2025 was primarily due to an increased level of full-time equivalent employees, increased health insurance costs and higher incentive compensation.

Occupancy, furniture and equipment expense increased $302,000, or 6%, for the three months ended September 30, 2026, compared to the same period of 2025. The increase during the third quarter of 2026 compared with the third quarter of 2025 was largely attributable to increased levels of repairs and maintenance costs.

Data processing fees increased $320,000, or 8%, during the third quarter of 2026 compared with the third quarter of 2025. The increase during the third quarter of 2026 compared with the same period of 2025 was largely driven by continued enhancements to existing data systems and processes.

Advertising and promotion expense increased $409,000, or 31%, compared with the third quarter of 2025. The increase during the third quarter of 2026 compared with the same period of 2025 was primarily attributable to increased levels of donations and sponsorships.

Intangible amortization declined $439,000, or 16%, compared with the third quarter of 2025. The decline during the third quarter of 2026 compared to the third quarter of 2025 was primarily attributable to the accelerated method under which intangibles are amortized.

For the nine months ended September 30, 2026, non-interest expense totaled $155,858,000, an increase of $3,859,000, or 3%, compared with the first nine months of 2025. The first nine months of 2025 non-interest expenses included approximately $6,996,000 of non-recurring acquisition-related expenses associated with the Heartland acquisition. On an adjusted basis, non-interest expense for the first nine months of 2025 was $145,003,000.

Adjusted non-interest expense is a non-GAAP financial measure. Refer to “Use of Non-GAAP Financial Measures” contained in this Management’s Discussion and Analysis for additional information including a reconciliation of non-GAAP financial measures to the most directly comparable GAAP financial measures.

Non-interest Expense (dollars in thousands)	Nine Months Ended September 30,		Change From Prior Period
			Amount	Percent
	2026	2025	Change	Change
Salaries and Employee Benefits	$83,623	$80,122	$3,501	4%
Occupancy, Furniture and Equipment Expense	16,071	14,669	1,402	10
FDIC Premiums	2,921	2,847	74	3
Data Processing Fees	13,121	13,756	(635)	(5)
Professional Fees	6,344	8,256	(1,912)	(23)
Advertising and Promotion	4,586	4,075	511	13
Intangible Amortization	7,087	7,566	(479)	(6)
Other Operating Expenses	22,105	20,708	1,397	7
Total Non-interest Expense	$155,858	$151,999	$3,859	3

Salaries and benefits increased $3,501,000, or 4%, during the first nine months of 2026 compared with the same period of 2025. The first nine months of 2025 included approximately $1,850,000 of acquisition-related salary and benefit costs of a non-recurring nature. On an adjusted basis, salaries and benefits expense for the first nine months of 2025 totaled $78,272,000. The increase of $5,351,000 comparing the nine months of 2026 to the adjusted first nine months of 2025 was primarily driven by an additional month of expense for the acquisition of Heartland in the first quarter of 2026 and a higher level of incentive compensation.

Occupancy, furniture and equipment expense increased $1,402,000, or 10%, for the nine months ended September 30, 2026, compared to the same period of 2025. The increase during the nine months ended September 30, 2026 compared with the same period of 2025 was largely attributable to the operating costs of the Heartland branch network.

During the first nine months of 2026, data processing fees declined $635,000, or 5%, compared with the same period of 2025. The decline in the first nine months of 2026 compared with the same period of 2025 was a result of acquisition-related costs, which totaled approximately $1,686,000 during the first nine months of 2025. Data processing fees otherwise increased by $1,051,000, or 9%, for the first nine months of 2026 compared with the same period of 2025 as a result of continued enhancements to existing data systems and processes.

Professional fees declined $1,912,000, or 23%, during the first nine months of 2026 compared with the first nine months of 2025. This decline was attributable to acquisition related costs included in the first nine months of 2025, which totaled approximately $2,887,000.

Advertising and promotion expense increased $511,000, or 13%, during the nine months ended September 30, 2026 compared with the same period of 2025. The increase during the first nine months of 2026 compared with the same period of 2025 was primarily attributable to increased levels of donations and sponsorships.

Other operating expenses increased $1,397,000, or 7%, for the nine months ended September 30, 2026 compared with the same period of 2025. The increase during the nine months ended September 30, 2026 compared with the same period of 2025 was primarily attributable to an increase in the Ohio financial institution tax, expenses related to interchange income, and expenses for external risk events, as well as the operating costs of Heartland for a full nine months in 2026.

Income Taxes:

The Company’s effective income tax rate was 20.6% and 19.8%, respectively, during the three months ended September 30, 2026 and 2025. The Company's effective income tax rate was 20.5% and 20.1%, respectively, during the nine months ended September 30, 2026 and 2025. The effective tax rate in all periods presented was lower than the blended statutory rate resulting primarily from the Company’s tax-exempt investment income on securities, loans and company-owned life insurance, income tax credits generated from affordable housing projects, and income generated by subsidiaries domiciled in a state with no state or local income tax.

FINANCIAL CONDITION

At September 30, 2026, total assets for the Company remained relatively stable compared with year end 2025 at $8.4 billion. During the first nine months of 2026, increases in loans were somewhat offset by a decline in cash and cash equivalents and in the fair value of securities available-for-sale.

September 30, 2026 total loans increased $114.0 million, or 3% on an annualized basis, compared with December 31, 2025. The increase during the first nine months of 2026 compared with December 31, 2025 was largely driven by growth in commercial real estate and home equity lines of credit. Commercial real estate loans increased $124.7 million, or 5% on an annualized basis, and home equity lines of credit increased $53.4 million, or 15% on an annualized basis. These increases were partially mitigated by declines in commercial and industrial loans and leases of $18.3 million, or 3% on an annualized basis, agricultural loans of $20.9 million, or 6% on an annualized basis, residential mortgage loans of $16.1 million, or 3% on an annualized basis, and other consumer loans of $8.7 million, or 8% on an annualized basis.

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

End of Period Loan Balances: (dollars in thousands)	September 30, 2026	December 31, 2025	Current Period Change
Commercial and Industrial Loans and Leases	$829,950	$848,240	$(18,290)
Commercial Real Estate Loans	3,267,130	3,142,472	124,658
Agricultural Loans	468,241	489,168	(20,927)
Home Equity and Consumer Loans	674,645	630,015	44,630
Residential Mortgage Loans	758,463	774,553	(16,090)
Total Loans	$5,998,429	$5,884,448	$113,981

The Company’s commercial real estate portfolio is well-diversified over numerous property types. The table below provides property type detail for the most significant segments of the Company’s commercial real estate loan portfolio.

	September 30, 2026		December 31, 2025
	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio	% of Commercial Real Estate Portfolio	% of Total Loan Portfolio
Multi-Family Dwellings	22%	12%	21%	11%
Retail Space	14%	8%	14%	7%
Industrial, Manufacturing, Warehousing Properties	9%	5%	9%	5%
Healthcare Facilities	9%	5%	8%	4%
Lodging	9%	5%	9%	5%
1-4 Family Investment Properties	8%	4%	8%	4%
Office Real Estate	7%	4%	8%	4%
Land Development and Construction	5%	3%	6%	3%

The Company’s commercial real estate (“CRE”) loan portfolio is further diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied at September 30, 2026 (which is 41% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which is 13% of the Company’s total loan portfolio). At December 31, 2025, the Company’s commercial real estate loan portfolio was diversified by occupancy type, with approximately 76% of the CRE portfolio being non-owner occupied (which was 40% of the Company’s overall loan portfolio), and 24% of the CRE portfolio being owner occupied (which was 13% of the Company’s total loan portfolio).

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

The following table indicates the breakdown of the allowance for credit losses for the periods indicated (dollars in thousands):

	September 30, 2026	December 31, 2025
Commercial and Industrial Loans and Leases	$17,371	$20,754
Commercial Real Estate Loans	44,572	40,626
Agricultural Loans	3,574	3,324
Home Equity and Consumer Loans	5,949	5,352
Residential Mortgage Loans	7,827	7,638
Unallocated	—	—
Total Allowance for Credit Losses	$79,293	$77,694

The Company’s allowance for credit losses totaled $79.2 million at September 30, 2026 compared to $77.7 million at December 31, 2025. The allowance for credit losses represented 1.32% of period-end loans at September 30, 2026 and December 31, 2025.

Under the CECL model, certain previously acquired loans continue to carry fair value discounts or premiums attributable to both credit and noncredit components. These discounts or premiums are reflected as a reduction to gross loans on the balance sheet, with the accretable portion recognized in interest income over the remaining lives of the underlying loans. As of September 30, 2026, the Company held net discounts on acquired loans of $43.3 million, including $41.5 million related to the Heartland loan portfolio.

The following is an analysis of the Company’s non-performing assets at September 30, 2026 and December 31, 2025:

Non-performing Assets: (dollars in thousands)	September 30, 2026	December 31, 2025
Non-accrual Loans	$23,672	$29,319
Past Due Loans (90 days or more and accruing)	303	92
Total Non-performing Loans	23,975	29,411
Other Real Estate	—	68
Total Non-performing Assets	$23,975	$29,479

Loan Modifications	$—	$—

Non-performing Loans to Total Loans	0.40%	0.50%
Non-performing Assets to Period End Assets	0.29%	0.35%
Allowance for Credit Loss to Non-performing Loans	330.73%	264.17%

The following table presents non-accrual loans and loans past due 90 days or more still on accrual by class of loans:

	Non-Accrual Loans		Loans Past Due 90 Days or More & Still Accruing
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Commercial and Industrial Loans and Leases	$11,080	$16,549	$303	$—
Commercial Real Estate Loans	5,874	6,303	—	92
Agricultural Loans	2,533	3,123	—	—
Home Equity Loans	647	776	—	—
Consumer Loans	715	181	—	—
Residential Mortgage Loans	2,823	2,387	—	—
Total	$23,672	$29,319	$303	$92

Non-performing assets totaled $24.0 million at September 30, 2026 compared to $29.5 million at December 31, 2025. The decline in non-performing assets of $5.5 million was partially attributable to an acquired adversely classified commercial loan that was resolved without loss during the third quarter of 2026. Non-performing assets represented 0.29% of total assets at September 30, 2026 compared to 0.35% at December 31, 2025. Non-performing loans totaled $24.0 million at September 30, 2026 compared to $29.4 million at December 31, 2025. The decline in non-performing loans of $5.4 million was largely attributable to the aforementioned classified commercial loan. Non-performing loans represented 0.40% of total loans at September 30, 2026 compared to 0.50% at December 31, 2025. Total non-performing assets from the Heartland acquisition were approximately $14.8 million at September 30, 2026.

September 30, 2026 total deposits declined slightly to $6.9 billion compared to year-end 2025 at $7.0 billion. Non-interest bearing deposits have remained relatively stable as a percent of total deposits at approximately 28% at both September 30, 2026 and December 31, 2025. The addition of the Heartland deposit portfolio did not result in significant changes to the overall deposit portfolio composition.

End of Period Deposit Balances: (dollars in thousands)	September 30, 2026	December 31, 2025	Current Period Change
Non-interest-bearing Demand Deposits	$1,963,427	$1,944,831	$18,596
Interest-bearing Demand, Savings, & Money Market Accounts	3,625,827	3,755,374	(129,547)
Time Deposits < $100,000	441,531	475,943	(34,412)
Time Deposits of $100,000 or more	905,722	813,594	92,128
Total Deposits	$6,936,507	$6,989,742	$(53,235)

Capital Resources:

As of September 30, 2026, shareholders’ equity declined by $8.5 million to $1.154 billion compared with $1.162 billion at year-end 2025. The decline in shareholders’ equity was primarily attributable to a decline in accumulated other comprehensive income of $85.8 million, driven by an increase in unrealized losses on available-for-sale securities. This decline was mostly offset by increased retained earnings of $75.2 million due to net income of $110.0 million, which was partially offset by shareholder dividends totaling $34.8 million.

Shareholders’ equity represented 13.7% of total assets at September 30, 2026 and 13.9% of total assets at December 31, 2025. Shareholders’ equity included $402.1 million of goodwill and other intangible assets at September 30, 2026 compared to $409.3 million of goodwill and other intangible assets at December 31, 2025.

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

Federal banking regulations provide guidelines for determining the capital adequacy of bank holding companies and banks. These guidelines provide for a narrower definition of core capital and assign a measure of risk to the various categories of assets. The Company is required to maintain minimum levels of capital in proportion to total risk-weighted assets and off-balance sheet exposures.

The current risk-based capital rules, as adopted by federal banking regulators, are based upon guidelines developed by the Basel Committee on Banking Supervision and reflect various requirements of the Dodd-Frank Act (the “Basel III Rules”). The Basel III Rules require banking organizations to, among other things, maintain a minimum ratio of Total Capital to risk-weighted assets, a minimum ratio of Tier 1 Capital to risk-weighted assets, a minimum ratio of “Common Equity Tier 1 Capital” to risk-weighted assets, and a minimum leverage ratio (calculated as the ratio of Tier 1 Capital to adjusted average consolidated assets). In addition, under the Basel III Rules, in order to avoid limitations on capital distributions, including dividend payments, the Company is required to maintain a 2.5% capital conservation buffer above the adequately capitalized regulatory capital ratios. At September 30, 2026, the capital levels for the Company and its subsidiary bank remained well in excess of the minimum amounts needed for capital adequacy purposes and the Bank’s capital levels met the necessary requirements to be considered well-capitalized.

The table below presents the Company’s consolidated and the subsidiary bank’s capital ratios under regulatory guidelines:

	9/30/2026 Ratio	12/31/2025 Ratio	Minimum for Capital Adequacy Purposes ⁽¹⁾	Well-Capitalized Guidelines
Total Capital (to Risk Weighted Assets)
Consolidated	15.74%	14.93%	8.00%	N/A
Bank	14.38%	13.80%	8.00%	10.00%
Tier 1 (Core) Capital (to Risk Weighted Assets)
Consolidated	14.77%	14.04%	6.00%	N/A
Bank	13.41%	12.91%	6.00%	8.00%
Common Equity Tier 1 (CET 1) Capital Ratio (to Risk Weighted Assets)
Consolidated	14.26%	13.52%	4.50%	N/A
Bank	13.41%	12.91%	4.50%	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	12.66%	11.54%	4.00%	N/A
Bank	11.50%	10.61%	4.00%	5.00%
(1) Excludes capital conservation buffer.

Liquidity:

The Consolidated Statement of Cash Flows details the elements of changes in the Company’s consolidated cash and cash equivalents. Total cash and cash equivalents decreased $41.0 million during the nine months ended September 30, 2026 ending at $77.3 million.  During the nine months ended September 30, 2026, operating activities resulted in net cash inflows of $128.4 million. Investing activities resulted in net cash outflows of $166.5 million during the nine months ended September 30, 2026. Financing activities resulted in net cash outflows for the nine months ended September 30, 2026 of $3.0 million.

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

The Company’s bank subsidiary is authorized by its Board to borrow up to $1.68 billion at the FHLB, but availability at September 30, 2026 was limited to approximately $703 million based on the then pledged collateral and outstanding borrowings. In addition, the Company had a borrowing capacity of approximately $583 million at the Federal Reserve Bank as of September 30, 2026, based on the then pledged collateral. The capacity for borrowings from the FHLB and the Federal Reserve Bank could be increased, in each case, by the Company pledging additional available collateral. The Company’s Asset/Liability Committee closely monitors the availability of these sources as part of its overall oversight and management of the bank subsidiary’s liquidity.

The parent company is a corporation separate and distinct from its bank and other subsidiaries. The Company uses funds at the parent-company level to pay dividends to its shareholders, to acquire or make other investments in other businesses or their securities or assets, to repurchase its stock from time to time, and for other general corporate purposes including debt service. The parent company does not have access at the parent-company level to the deposits and certain other sources of funds that are available to its bank subsidiary to support its operations. Instead, the parent company has historically derived most of its revenues from dividends paid to the parent company by its bank subsidiary. The Company’s banking subsidiary is subject to statutory restrictions on its ability to pay dividends to the parent company. The parent company has, from time-to-time, supplemented the dividends received from its subsidiaries with borrowings. As of September 30, 2026, the parent company had approximately $73.6 million of cash and cash equivalents available to meet its cash flow needs.

USE OF NON-GAAP FINANCIAL MEASURES

The accounting and reporting policies of German American Bancorp, Inc. (the “Company”) conform to U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. As a supplement to GAAP, the Company has provided certain non-GAAP financial measures in this Report, which it believes are useful because they assist investors in assessing the Company’s operating performance. Specifically, the Company has presented its efficiency ratio, net interest margin, tangible common equity ratio, and return on average tangible common equity. A reconciliation of these non-GAAP measures to comparable GAAP financial measures is set forth in the tables below.

The Company also presents its net income, earnings per share, non-interest income, non-interest expense, efficiency ratio, return on average assets, return on average equity, and return on average tangible common equity on an as adjusted basis for the periods set forth below to reflect the exclusion of the following items: (1) the Current Expected Credit Losses (“CECL”) “Day 2” provision expense for acquired loans that have only insignificant credit deterioration (i.e., non-PCD loans) related to the Heartland merger; (2) non-recurring expenses related to the Heartland merger; and (3) the gain on the extinguishment of debt, resulting from the redemption of certain subordinated notes on September 15, 2025. Management believes excluding such items from these financial measures may be useful in assessing the Company’s underlying operational performance since the applicable transactions do not pertain to its core business operations and exclusion may facilitate better comparability between periods. In addition, management believes that by excluding such items the measures are useful to the Company, as well as analysts and investors, in assessing operating performance. Management also believes excluding these items may enhance comparability for peer comparison purposes.

Management believes that it is standard practice in the banking industry to present the efficiency ratio and net interest margin on a fully tax-equivalent basis and that, by doing so, it may enhance comparability for peer comparison purposes. The tax-equivalent adjustment to net interest income (for purposes of the efficiency ratio) and net interest margin recognizes the income tax savings when comparing taxable and tax-exempt assets. Interest income and yields on tax-exempt securities and loans are presented using the current federal income tax rate of 21%. The Company also presents its core net interest margin excluding discount accretion on acquired loans (a non-recurring increase in interest income arising when a loan portfolio is acquired below face value in a merger or acquisition). Management believes that excluding such accretion helps the Company, analysts, and investors evaluate the core spread between earning assets and funding costs.

In management’s view, tangible common equity measures are capital adequacy metrics that are meaningful to the Company, as well as to analysts and investors, in assessing the Company’s use of equity and in facilitating comparisons with peers. These non-GAAP measures are valuable indicators of a financial institution’s capital strength since they eliminate intangible assets from shareholders’ equity but retain the effect of accumulated other comprehensive income (loss).

Although intended to enhance investors’ understanding of the Company’s business and performance, these non-GAAP financial measures should not be considered an alternative to GAAP.

Non-GAAP Reconciliation – Net Income and Earnings Per Share	Three Months Ended		Nine Months Ended
(Dollars in Thousands, except per share amounts)	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Net Income, as reported	$38,637	$35,074	$109,961	$76,952
Adjustments (net of tax):
Plus: CECL Day 2 non-PCD provision	—	—	—	12,150
Plus: Non-recurring merger-related expenses	—	101	—	5,418
Less: Gain on debt extinguishment	—	731	—	731
Adjusted Net Income	$38,637	$34,444	$109,961	$93,789

Weighted Average Shares Outstanding	37,578,441	37,493,028	37,553,745	36,561,331

Earnings Per Share, as reported	$1.03	$0.94	$2.93	$2.10
Earnings Per Share, as adjusted	$1.03	$0.92	$2.93	$2.57

Non-GAAP Reconciliation – Non-Interest Income and Non-Interest Expense	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Non-Interest Income	$18,699	$18,429	$54,671	$50,002
Less: Gain on debt extinguishment	—	975	—	975
Adjusted Non-Interest Income	$18,699	$17,454	$54,671	$49,027

Non-Interest Expense	$53,108	$49,700	$155,858	$151,999
Less: Non-recurring merger-related expenses	—	135	—	6,996
Adjusted Non-Interest Expense	$53,108	$49,565	$155,858	$145,003

Non-GAAP Reconciliation – Efficiency Ratio	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025	09/30/2026	09/30/2025

Adjusted Non-Interest Expense (from above)	$53,108	$49,565	$155,858	$145,003
Less: Intangible Amortization	2,254	2,693	7,087	7,566
Adjusted Non-Interest Expense excluding Intangible Amortization	$50,854	$46,872	$148,771	$137,437

Net Interest Income	$83,518	$75,725	$243,577	$215,452
Add: FTE Adjustment	1,466	1,273	4,205	3,862
Net Interest Income (FTE)	84,984	76,998	247,782	219,314

Adjusted Non-Interest Income (from above)	18,699	17,454	54,671	49,027

Total Adjusted Total Revenue	$103,683	$94,452	$302,453	$268,341

Efficiency Ratio	49.05%	49.26%	49.19%	53.63%
Adjusted Efficiency Ratio	49.05%	49.63%	49.19%	51.22%

Non-GAAP Reconciliation – Net Interest Margin	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025	09/30/2026	09/30/2025

Net Interest Income (FTE) from above	$84,984	$76,998	$247,782	$219,314
Less: Accretion of Discount on Acquired Loans	3,020	3,914	9,711	11,589
Adjusted Net Interest Income (FTE)	$81,964	$73,084	$238,071	$207,725
Average Earning Assets	$7,645,800	$7,538,784	$7,646,920	$7,357,725
Net Interest Margin (FTE)	4.42%	4.06%	4.33%	3.98%
Core Net Interest Margin (FTE)	4.26%	3.85%	4.16%	3.77%

Non-GAAP Reconciliation – Return on Average Assets	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Adjusted Net Income	$38,637	$34,444	$109,961	$93,789

Average Assets	$8,425,740	$8,350,565	$8,429,604	$8,137,211

Return on Average Assets, as reported	1.83%	1.68%	1.74%	1.26%
Return on Average Assets, as adjusted	1.83%	1.65%	1.74%	1.54%

Non-GAAP Reconciliation – Return on Average Equity	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Adjusted Net Income	$38,637	$34,444	$109,961	$93,789

Average Equity	$1,204,202	$1,079,359	$1,193,332	$1,020,200

Return on Average Equity, as reported	12.83%	13.00%	12.29%	10.06%
Return on Average Equity, as adjusted	12.83%	12.76%	12.29%	12.26%

Non-GAAP Reconciliation – Tangible Common Equity Ratio	Three Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025
Equity, as reported	$1,153,871	$1,119,723
Intangibles, as reported	402,075	411,656
Tangible Common Equity	$751,796	$708,067

Assets, as reported	$8,411,291	$8,401,248
Intangibles, as reported	402,075	411,656
Assets less Intangibles	$8,009,216	$7,989,592

Tangible Common Equity Ratio	9.39%	8.86%

Non-GAAP Reconciliation – Return on Average Tangible Common Equity	Three Months Ended		Nine Months Ended
(Dollars in Thousands)	09/30/2026	09/30/2025	09/30/2026	09/30/2025
Net Income, as reported	$38,637	$35,074	$109,961	$76,952
Total Adjustments (from above)	—	(630)	—	16,837
Adjusted Net Income	$38,637	$34,444	$109,961	$93,789

Average Equity, as reported	$1,204,202	$1,079,359	$1,193,332	$1,020,200
Average Intangibles, as reported	403,104	415,666	405,485	390,701
Average Tangible Common Equity	$801,098	$663,693	$787,847	$629,499

Return on Average Tangible Common Equity, as reported	19.29%	21.14%	18.61%	16.30%
Return on Average Tangible Common Equity, as adjusted	19.29%	20.76%	18.61%	19.87%

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

The liquidity of the parent company is dependent upon the receipt of dividends from its subsidiary bank, which is subject to certain regulatory limitations. The Bank’s source of funding is predominantly core deposits, maturities of securities, repayments of loan principal and interest, federal funds purchased, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank and the Federal Reserve Bank.

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

Interest Rate Sensitivity as of September 30, 2026 - Net Interest Income

	Net Interest Income

Changes in Rates	Amount	% Change
+2%	$354,940	1.83%
+1%	352,001	0.99%
Base	348,560	—
-1%	343,398	(1.48)%
-2%	337,719	(3.11)%
The above table is a measurement of the Company’s net interest income at risk, assuming a static balance sheet as of September 30, 2026 and instantaneous parallel changes in interest rates. The Company also monitors interest rate risk under other scenarios including a more gradual movement in market interest rates. This type of scenario can at times produce different modeling results in measuring interest rate risk sensitivity.

The table below provides an assessment of the risk to NPV in the event of a sudden and sustained 1% and 2% increase and decrease in prevailing interest rates (dollars in thousands).

Interest Rate Sensitivity as of September 30, 2026 - Net Portfolio Value

	Net Portfolio Value		Net Portfolio Value as a % of Present Value of Assets
Changes in Rates	Amount	% Change	NPV Ratio	Change

+2%	$1,331,146	(6.71)%	17.66%	(34) b.p.
+1%	1,381,309	(3.20)%	17.87%	(13) b.p.
Base	1,426,905	—	18.00%	—
-1%	1,464,563	2.64%	18.01%	1 b.p.
-2%	1,494,116	4.71%	17.90%	(10) b.p.

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

Item 4.  Controls and Procedures

As of September 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were, as of that date, effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission. There are inherent limitations to the effectiveness of systems of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective systems of disclosure controls and procedures can provide only reasonable assurances of achieving their control objectives.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c) Issuer Purchases of Equity Securities.

The following table sets forth information regarding the Company’s purchases of its common shares during each of the three months ended September 30, 2026.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs (1)
July 2026	—	$—	—	1,000,000
August 2026	—	—	—	1,000,000
September 2026	—	—	—	1,000,000
Total	—	$—	—
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

None.

(c) Insider trading arrangements.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

The following exhibits are included with this Report or incorporated herein by reference.

Exhibit No.	Description
3.1
Composite Articles of Incorporation of German American Bancorp, Inc. are incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed August 6, 2026 (SEC File No. 001-15877).

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

10.1*
Description of Director Compensation Arrangements, effective as of July 1, 2026, is incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed August 6, 2026 (SEC File No. 001-15877).

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

GERMAN AMERICAN BANCORP, INC.

Date: November 6, 2026	By: /s/D. Neil Dauby
D. Neil Dauby
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	By: /s/Bradley M. Rust
Bradley M. Rust
President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2026	By: /s/Vicki L. Schuler
Vicki L. Schuler
Senior Vice President, Controller
(Principal Accounting Officer)